Form 10-Q
period 1996-06-30
SEMITOOL INC
filed 1996-08-06
CIK 934550

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-25424

                                 Semitool, Inc.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

        Montana                                                  81-0384392


                                 Semitool, Inc.
                             655 West Reserve Drive
                            Kalispell, Montana 59901
               (Address of principal executive offices, zip code)


                  Registrant's telephone number: (406)752-2107

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                          Outstanding as of August 2, 1996

Common Stock                                                 13,652,677

                                TABLE OF CONTENTS



                                                                        Page No.

PART I. FINANCIAL INFORMATION..................................................1
Item 1. Consolidated Financial Statements (unaudited)..........................1
                 Consolidated Balance Sheets...................................1
                 Consolidated Statements of Income.............................2
                 Consolidated Statements of Cash Flows.........................3
                 Notes to Consolidated Financial Statements....................4


Item 2. Management's  Discussion and Analysis of Financial Condition and
            Results of Operations .............................................6

PART II. OTHER INFORMATION ...................................................10
Item 1.  Legal Proceedings ...................................................10

Item 6.  Exhibits and Reports on Form  8-K....................................10

              SIGNATURES .....................................................11

Exhibit 27. Financial Data Schedule ..........................................12

Part I.  Financial Information
Item 1.  Financial Statements

                                                                 SEMITOOL, INC.
                                                          CONSOLIDATED BALANCE SHEETS
                                                                 (Unaudited)
                                                      June 30, 1996 and September 30, 1995
                                                (Amounts in Thousands, Except for Share Amounts)

                                                                     ASSETS
                                                                                                          June 30,     September 30,
                                                                                                            1996           1995
                                                                                                    ---------------  ---------------
                                                                                                                            Restated
Current assets:                                                                                                             (Note 7)
   Cash and cash equivalents                                                                              $  1,991          $ 11,939
   Marketable securities                                                                                      --               4,010
   Trade receivables, less allowance for doubtful accounts of $231 and $213                                 33,436            28,483
   Inventories                                                                                              37,187            19,263
   Prepaid expenses and other current assets                                                                 2,202             1,334
   Receivable from shareholder                                                                                  34              --
   Deferred income taxes                                                                                     2,898             2,719
                                                                                                          --------          --------
           Total current assets                                                                             77,748            67,748
Property, plant and equipment, net                                                                          25,249            18,771
Intangibles, less accumulated amortization of $778 and $481                                                  1,503             1,249
Other assets                                                                                                 1,310               299
                                                                                                          --------          --------
          Total assets                                                                                    $105,810          $ 88,067
                                                                                                          ========          ========

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                                                   $  6,200          $   --
   Accounts payable                                                                                         15,420             6,062
   Customer advances                                                                                         1,850             2,949
   Income taxes payable                                                                                        323             2,982
   Long-term debt, due within one year                                                                         369               924
   Payable to shareholders                                                                                    --                  77
   Accrued liabilities:
       Payroll and related benefits                                                                          3,220             9,181
       Commissions                                                                                           1,411             2,092
       Warranty and installation                                                                             6,143             4,251
       Other                                                                                                 1,552             2,021
                                                                                                          --------          --------
           Total current liabilities                                                                        36,488            30,539
Long-term debt, due after one year                                                                           3,733             4,011
Deferred income taxes                                                                                          880               704
                                                                                                          --------          --------
            Total liabilities                                                                               41,101            35,254
                                                                                                          --------          --------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                                            --                --
   Common stock, no par value,  30,000,000 shares authorized, 13,652,677
       and 13,649,902 shares issued and outstanding in 1996 and 1995                                        39,552            39,523
   Retained earnings                                                                                        25,157            13,290
                                                                                                          --------          --------
            Total shareholders' equity                                                                      64,709            52,813
                                                                                                          --------          --------
            Total liabilities and shareholders' equity                                                    $105,810          $ 88,067
                                                                                                          ========          ========

    The accompanying notes are an integral part of the financial statements.




                                                                  SEMITOOL, INC.
                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                    (Unaudited)
                                                       for the three and nine month  periods
                                                         ended  June  30,  1996  and  1995
                                                (Amounts in Thousands, Except Per Share Amounts)

                                                                             Three Months Ended                Nine Months Ended
                                                                                  June 30,                          June 30,
                                                                          ----------------------------     -------------------------
                                                                                 1996           1995           1996           1995
                                                                          -------------   ------------     -----------  ------------
                                                                                           (Restated)                     (Restated)
Net sales                                                                     $ 41,053      $  37,240       $ 122,676     $   87,915
Cost of sales                                                                   21,067         18,592          61,145         43,011
                                                                              --------        -------       ---------        -------
Gross profit                                                                    19,986         18,648          61,531         44,904
                                                                              --------        -------       ---------        -------

Operating expenses:
   Selling, general and administrative                                          10,079          8,477          28,914         22,584
   Research and development                                                      5,145          3,199          13,692          7,585
   Cost of technology rights                                                      --             --              --            1,672
                                                                              --------        -------       ---------        -------
      Total operating expenses                                                  15,224         11,676          42,606         31,841
                                                                              --------        -------       ---------        -------

Income from operations                                                           4,762          6,972          18,925         13,063
Other income (expense), net                                                       (127)           159             (88)            53
                                                                              --------        -------       ---------        -------
Income before income taxes                                                       4,635          7,131          18,837         13,116
Provision for income taxes                                                       1,715          2,641           6,970          3,342
                                                                              --------        -------       ---------        -------

Net income                                                                    $  2,920        $ 4,490       $  11,867        $ 9,774
                                                                              ========        =======       =========        =======

Net income per share (Notes 4 & 7)                                            $   0.21        $  0.32       $    0.86        $  0.83
                                                                              ========        =======       =========        =======

Weighted average common shares outstanding (Notes 4 & 7)                        13,862         13,884          13,875         11,798
                                                                              ========        =======       =========        =======

Pro forma information (Note 6):
   Income from operations before pro forma adjustments                        $  4,762        $ 6,972       $  18,925        $13,063
   Elimination of cost of technology rights                                       --             --              --            1,672
                                                                              --------        -------       ---------        -------

   Income from operations                                                        4,762          6,972          18,925         14,735
   Other income (expense), net                                                    (127)           159             (88)            53
                                                                              --------        -------       ---------        -------

   Income before income taxes                                                    4,635          7,131          18,837         14,788
   Provision for income taxes                                                    1,715          2,641           6,970          5,496
                                                                              --------        -------       ---------        -------

   Net income                                                                 $  2,920        $ 4,490       $  11,867        $ 9,292
                                                                              ========        =======       =========        =======

   Net income per share (Notes 4 & 7)                                         $   0.21        $  0.32       $    0.86        $  0.77
                                                                              ========        =======       =========        =======

   Shares used in pro forma calculation (Notes 4 & 7)                           13,862         13,884          13,875         12,084
                                                                              ========        =======       =========        =======

       The accompanying notes are an integral part of the financial statements.



                                                                         SEMITOOL, INC.
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Unaudited)
                                                    for the nine month periods ended June 30, 1996 and 1995
                                                                    (Amounts in Thousands)
                                                                                                       Nine Months Ended June 30,
                                                                                                     -------------------------------
                                                                                                         1996                1995
                                                                                                     ------------      -------------
Operating Activities:                                                                                                    (Restated)
     Net income                                                                                         $ 11,867           $  9,774
     Reconciliation of net income to net cash used in operating activities:
        (Gain) loss on sale of equipment                                                                       1               (184)
        Depreciation and amortization                                                                      2,807              1,658
        Deferred income tax provision (benefit)                                                               (3)            (1,451)
        Change in:
             Trade receivables                                                                            (4,953)           (13,289)
             Inventories                                                                                 (18,785)            (8,289)
             Prepaid expenses and other current assets                                                      (868)              (740)
             Shareholder receivable/payable                                                                 (111)                30
             Other assets                                                                                     89               (149)
             Accounts payable                                                                              9,358             (1,131)
             Customer advances                                                                            (1,099)             2,340
             Income taxes payable                                                                         (2,659)             1,972
             Payroll and related benefits                                                                 (5,961)             2,904
             Commissions                                                                                    (681)               581
             Warranty and installation                                                                     1,892              1,844
             Other liabilities                                                                              (469)               972
                                                                                                        --------           --------
                  Net cash used by operating activities                                                   (9,575)            (3,158)
                                                                                                        --------           --------

Investing activities:
     Purchase of marketable securities                                                                      --               (8,000)
     Proceeds from sale of marketable securities                                                           4,010              3,998
     Purchases of property, plant and equipment                                                           (8,418)            (6,511)
     Increase in intangible assets                                                                          (550)              (612)
     Increase in covenant not to compete                                                                  (1,200)              --
     Proceeds from sale of equipment                                                                         389                184
                                                                                                        --------           --------
                  Net cash used by investing activities                                                   (5,769)           (10,941)
                                                                                                        --------           --------

Financing activities:
     Net proceeds from initial public offering                                                              --               33,589
     Proceeds from exercised stock options                                                                    29                140
     Borrowings under line of credit                                                                      36,625             12,805
     Repayments under line of credit                                                                     (30,425)           (19,045)
     Proceeds from additional long-term debt                                                                --                   71
     Repayments of long-term debt                                                                           (833)            (2,308)
     Net repayments to shareholder                                                                          --                 (682)
     Dividends paid                                                                                         --               (8,921)
                                                                                                        --------           --------
                  Net cash provided by financing activities                                                5,396             15,649
                                                                                                        --------           --------

Net (decrease) increase in cash and cash equivalents                                                      (9,948)             1,550
Cash and cash equivalents at beginning of period                                                          11,939              1,532
                                                                                                        --------           --------
Cash and cash equivalents at end of period                                                              $  1,991           $  3,082
                                                                                                        ========           ========

   The  accompanying  notes are an integral part of the financial statements.

                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Semitool, Inc., (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1995 previously filed with the Securities and Exchange Commission on Form 10-K.

In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 1996, the consolidated results of operations for the three and nine month periods ended June 30, 1996 and 1995 and the consolidated cash flows for the nine month periods ended June 30, 1996 and 1995. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc., and its subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation.

Note 3.           Inventories

Inventories are summarized as follows (in thousands):
                                                       June            September
                                                     30, 1996           30, 1995
                                                     ---------         ---------

Parts and raw materials                                $18,961           $10,080
Work-in-process                                         16,485             7,834
Finished goods                                           1,741             1,349
                                                       -------           -------
                                                       $37,187           $19,263
                                                       =======           =======


Note 4.  Net Income per Share

Net income per share and the weighted average common shares for the three and nine months ended June 30, 1995 have been restated to reflect the Company's three-for-two stock split that occurred in August of 1995 and the effects of the pooling-of-interests with Semy Engineering, Inc., which is more fully described in Note 7.





Note 5.  Income Taxes

     The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                               Three Months Ended            Nine Months Ended
                                    June 30,                     June 30,
                             ----------------------       ----------------------
                                 1996         1995          1996          1995
Federal:                      -------       -------       -------       -------
    Current                   $ 1,631       $ 2,271       $ 6,117       $ 3,645
    Deferred                      (33)         (303)           (3)       (1,270)
State:
    Current                       144           427           846           648
    Deferred                       (3)          (26)         --            (181)
Foreign                           (24)          272            10           500
                              -------       -------       -------       -------
                              $ 1,715       $ 2,641       $ 6,970       $ 3,342
                              =======       =======       =======       =======


Components of the deferred tax assets and liabilities as of June 30, 1996 are as follows, (in thousands):

                                                 Assets     Liabilities   Total
                                                --------   ------------  -------
Accrued liabilities, principally
 vacation and health insurance                    $  603      $--       $   603
Accrued reserves, principally bad
 debt, warranty and inventory                      1,955       --         1,955
Inventory capitalization                             340       --           340
Depreciation and amortization                       --        (880)        (880)

                                                  ------      ----      -------
Total                                             $2,898     $(880)     $ 2,018
                                                  ======     =====      =======


Note 6.   Pro Forma Information

The following pro forma information reflects certain assumptions regarding transactions and their effects that have occurred as a result of the completion of the Company's initial public offering. All such transactions have been completed prior to June 30, 1996.

         Pro Forma Statement of Income Information

The consolidated pro forma statements of income for the three and nine month periods ended June 30, 1995 present the pro forma effects on the historical financial information of eliminating the cost of technology rights and of recognizing a provision for income taxes based upon S corporation pre-tax income at statutory rates, net of actual research and development credits generated in the period. Both the technology rights payments and the Subchapter S tax election terminated with the effective date of the stock offering. These adjustments have been made as if they occurred at the beginning of the periods presented.


Note 7.  Acquisition of Semy Engineering, Inc.

On February 29, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Semy Engineering, Inc. (Semy), in exchange for 600,000 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method and accordingly all periods presented are restated to show the effects of this transaction as if it had occurred at the beginning of each period presented.

Separate net sales and net income (loss) of the combined companies is presented in the following table ( in thousands):

                               Five Months   Three Months  Nine Months
                                 Ended          Ended         Ended
                               February 29,    June 30,      June 30,
                                  1996           1995          1995
                              ---------------------------------------
Net sales:
     Semitool .............    $  56,957      $  34,778     $  78,466
     Semy .................        7,424          2,462         9,449
                               ---------      ---------     ---------
                               $  64,381      $  37,240     $  87,915
                               =========      =========     =========

Net income (loss):
     Semitool .............    $   5,392      $   4,498     $   9,749
     Semy .................        1,331             (8)           25
                               ---------      ---------     ---------
                               $   6,723      $   4,490     $   9,774
                               =========      =========     =========

Note 8.   Contingency

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor or that if the ultimate outcome is not in the Company's favor that such an outcome, the divergence of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Results of Operations

Third Quarter Of Fiscal 1996 Compared With Third Quarter Of Fiscal 1995

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased 10.2% to $41.1 million in the third quarter of fiscal 1996 from $37.2 million for the same period in fiscal 1995. Four of the Company's automated batch chemical processing tools with a sales value of approximately $5.4 million that were scheduled to ship in the third quarter have been carried over to the fourth quarter. Two of the tools will have customer specified modifications adding $300,000 in features. The shipment of the other two tools was moved to the fourth quarter because of the cumulative effect of producing new models of existing tools and receiving independent third party Communate Europiene (CE Labeling) certification on tools shipped earlier in the quarter. Two new versions of the Magnum automated batch chemical tool were shipped during the quarter. One of the new Magnums incorporates carrierless spray processing while the other features immersion processing. The first two production models of the VTP 1500 Express vertical furnace were also shipped in the third quarter. Both of the new Magnum models and the VTP 1500 Express required, and received, European certification during the quarter.

Gross Profit. Gross margins were 48.7% of net sales in the third quarter of fiscal 1996 compared to 50.1% of net sales for the same period in fiscal 1995. Cost associated with building new tool models was the most significant factor in the decline in gross margins in the third quarter from the year earlier period. The Company's gross margins have been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products. In addition, the geographic mix of exported equipment can impact gross margins as all of the Company's North American and European sales are through employees or commissioned representatives, while some of the Company's Asian sales are through a distributor who purchases at a discount rather than receiving a commission.

Selling, General and Administrative. Selling, general and administrative expenses (SG&A) were 24.6% of net sales in the third quarter of fiscal 1996 compared to 22.8% of net sales for the same period in fiscal 1995. The Company's SG&A expense increased $1.6 million in absolute dollars to $10.1 million in the third quarter of fiscal 1996 from $8.5 million for the same period in fiscal 1995. The increase in absolute dollars in selling, general and administrative expense reflects staffing to higher levels in anticipation of increased shipment volume combined with a delay in tool shipments, a broader range of equipment to market and service, and the Company's nascent effort to introduce direct sales and service personnel into the Asian marketplace, partially offset by a decline in expense at Semy Engineering, Inc. (Semy) associated with higher fiscal 1995 bonus payments.

Research and Development. Research and development expenses (R&D) consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. Research and development expense was $5.1 million (or 12.5% of net sales) in the third quarter of fiscal 1996 as compared to $3.2 million (or 8.6% of net sales) for the same period in fiscal 1995. The increase in spending on research and development is primarily associated with the Company's automated batch chemical processor, the fast ramp vertical furnace, and the single substrate processor.

The Company's research and development expenses have fluctuated from quarter to quarter in the past. The Company expects such fluctuation to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given quarter. The Company expects that R&D expense during the fiscal fourth quarter will again be heavily weighted toward the same three tool types as in the third quarter.

Other Income (Expense), Net. Other income (expense), net was a net expense of $127,000 in the third quarter of fiscal 1996 compared a net income of $159,000 for the same period in fiscal 1995. Interest expense on the Company's borrowings was the largest single component of Other Income (Expense), Net in the current quarter while interest income was the largest component in the comparable prior year period.

Provisions  for Income  Taxes.  The  provisions  for income  taxes for the third
fiscal   quarters  of  1996  and  1995  were  $1.7  million  and  $2.6  million, respectively. Both periods reflect a tax provision at a 37% effective rate.

Backlog. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Sales backlog was approximately $110 million at June 30, 1996. The current backlog contains orders from more than 70 different companies. Three customers represent approximately 36% of backlog with no other customer exceeding 6%. The Company's automated batch chemical processing tool, first shipped in fiscal 1995, now represents the largest single component of the backlog with the vertical furnace second. Together these tools account for over 64% of the total backlog and most of the more than 28% of backlog which is not scheduled to ship until calendar year 1997.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. During the third quarter of fiscal 1996, the Company experienced all four of the above listed variables. While the cancellation or rescheduling of orders is always a risk in its business, the Company believes the magnitude of risk has increased in recent months and is unlikely to decline over the next few quarters. The single largest component of this increased risk is the unsettled market conditions for many types of semiconductors and the fact that semiconductor manufacturers are the Company's principal customer base.

Nine Months Of Fiscal 1996 Compared With Nine Months Of Fiscal 1995

Net Sales. Net sales increased 39.5% to $122.7 million in the first nine months of fiscal 1996 from $87.9 million for the same period in fiscal 1995. The Company's automated batch chemical tools, single substrate processors and wafer carrier cleaning systems combined for aggregate sales of $34.0 million in the first three quarters of fiscal 1996 compared to $15.1 million for the comparable period in fiscal 1995. On a year-to-date basis, net sales remain widely distributed with no customer accounting for as much as 10% of the total.

Gross Profit. Gross margins were 50.2% of net sales in the first nine months of fiscal 1996 compared to 51.1% of net sales for the same period in fiscal 1995. Margins as a percentage of net sales in both years have been favorably impacted by the acquisition of Semy which, over the last two years, has had margins higher than the average of the Company's other products. The Company's gross margins have been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products. In addition, the geographic mix of export work can impact gross margins as all of the Company's North American and European sales are through employees or commissioned representatives, while some of the Company's Asian sales are through a distributor who purchases at a discount rather than receiving a commission.

Selling, General and Administrative. Selling, general and administrative expenses were 23.6% of net sales in the first nine months of fiscal 1996 compared to 25.7% of net sales for the same period in fiscal 1995. The Company's SG&A expense increased in absolute dollars to $28.9 million on a year-to-date basis in fiscal 1996 from $22.6 million for the same period in fiscal 1995. The increase in absolute dollars in selling, general and administrative expense reflects higher costs associated with increased sales volumes, a broader range of equipment to market and service, and the Company's nascent effort to introduce direct sales and service personnel into the Asian marketplace. The increase in SG&A expense for the first nine months of fiscal 1996 compared to the same period in fiscal 1995 was partially offset by a decline in those expenses at Semy due to lower bonus payments in the current year.

Research and Development. Research and development expense was $13.7 million (or 11.2% of net sales) in the first nine months of fiscal 1996 as compared to $7.6 million (or 8.6% of net sales) for the same period in fiscal 1995. The increase in spending on research and development on a year-to-date basis in fiscal 1996, compared to the prior year, relates primarily to new tool models and process development work associated with the Company's newer and more complex tools.

Cost of Technology Rights. In 1979, the Company acquired certain technology rights from Raymon F. Thompson for installment payments equal to 8% of revenues from the sale of certain of the Company's products that embody the technology. The actual expense for the first nine months of fiscal 1995 was $1.7 million. All payments for technology rights ceased in conjunction with the Company's initial public stock offering resulting in no cost to the Company in fiscal 1996.

Other Income (Expense), Net. Other income (expense), net was a net expense of $88,000 in the first nine months of fiscal 1996 compared a net income of $53,000 for the same period in fiscal 1995. During the first nine months of fiscal 1996, the Company did not realize any gains on disposal of fixed assets, but did realize $184,000 of such gains in the first half of fiscal 1995.

Provisions for Income Taxes. The provisions for income taxes for the first nine months of 1996 and 1995 were $7.0 million and $3.3 million, respectively. Effective in 1986, the Company elected to have its United States income taxed under Subchapter S of the Code. The Company, however, remained a taxpaying entity for Montana state income tax purposes. Income tax provisions recognized by the Company after 1986 and before February 1, 1995 relate to state income taxes and taxes imposed by foreign governments on the Company's foreign operations. The Company terminated its Subchapter S election as of the close of business on January 31, 1995 and subsequent to that date became subject to federal income taxation at the corporate level. The combination of Subchapter S status for the first four months of fiscal 1995 and the initial setup of the Company's deferred tax assets resulted in an effective tax rate for the first nine months of fiscal 1995 of 25.5%. The pro forma information includes an adjustment to the prior year tax provision for comparison purposes.

Acquisitions. Semitool completed the acquisition of Semy in February of 1996. The acquisition was accounted for using the pooling-of-interests method and, therefore, prior periods now reflect the consolidation of Semy. Semy had a higher gross margin percentage and a higher R&D expense percentage than the Company averages for both the nine months to date of fiscal 1996 and all of fiscal 1995. Semy's SG&A expense was higher than the consolidated Company average for fiscal 1995 and the first fiscal quarter of 1996, but lower for the second and third quarters of fiscal 1996. Semy's SG&A expenses are expected to remain lower than the Company average for the foreseeable future due principally to a reduction in the amounts of bonuses.

The Company's future operating results may be affected by inherent uncertainties characteristic of the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, the growth of the semiconductor industry to which the Company sells a majority of its products, the development of new technologies by the Company or its competitors, the continued transition to new generations of integrated circuits requiring more complex manufacturing processes, competitive pricing pressures and global economic conditions. The Semiconductor Industry Association (SIA) reported bookings lower than billings for each of the first six months of calendar year 1996. The SIA index primarily tracks the US semiconductor industry. The Company believes that the longer the semiconductor industry maintains a "Book-to-Bill" ratio of less than 1.00, the more likely companies in that industry are to reduce their capital spending plans for the future, including purchases of the Company's products.

The majority of the Company's sales come from products with a unit selling price ranging from $200,000 to over $2,000,000. A significant portion of the Company's net sales in any given period is derived from the sale of a relatively small number of units. The Company has experienced in the past, and expects to continue to experience in the future, significant fluctuations in its results of operations due to changes in the number and type of tools shipped. The Company's expense levels are based, in part, on expectations of future sales and if sales do not meet expectations, results will be adversely affected. In addition to overall industry trends, a variety of factors have an influence on the Company's operating results in a particular period. These factors include customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, the timing of the receipt of orders, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis, the timing of research and development expenditures, expenses attendant to acquisitions and strategic alliances and the further development of marketing and service capabilities.


Liquidity and Capital Resources

Cash used in operations was $9.6 million during the first nine months of fiscal 1996, compared to $3.2 million used in the same period in fiscal 1995. Cash generated from net income and depreciation in the current fiscal year was more than offset by an increase in working capital funding requirements with inventory being the most significant. The $18.8 million increase in inventory during the first nine months of fiscal 1996 reflects a shift in the Company's product mix to more complex tools currently requiring longer cycle times to manufacture, an increase in the absolute level of net sales, an increase in parts held in various locations around the world for customer support, and customer change orders delaying scheduled shipments. The Company expects future working capital requirements to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

Investing activities during the first nine months of fiscal 1996, consisted primarily of $8.4 million of property and equipment additions and the sale of $4.0 million of marketable securities. Related to the Semy acquisition, $1.2 million was invested in a covenant not to compete. Financing activities included $6.2 million in net borrowings under the Company's $10 million revolving line of credit and a $0.8 million repayment of long-term debt.

At June 30, 1996, the Company had $2.0 million of cash and cash equivalents. During the third quarter, the Company extended the expiration of its $10 million uncollateralized revolving line of credit with Seattle First National Bank (Seafirst) from December 31, 1996 to December 31, 1997. At June 30, 1996, $6.2 million was borrowed against the line. Borrowings under the line of credit with Seafirst bear interest at the bank's prime lending rate. The Company has initiated discussions with Seafirst regarding an increase in the line of credit and expects approval of an increase to $14 million during the fourth fiscal quarter.

The Company believes that cash and cash equivalents, funds generated from operations, and borrowings under its line of credit agreement will be sufficient to meet the Company's planned capital requirements for the balance of the fiscal year. During the third fiscal quarter, the Company began the construction of an approximately 20,000 square foot facility to house cabinet and frame fabrication in support of its assembly operations. Those operations will vacate approximately the same number of square feet in the Company's main facility which will be used to expand assembly and test functions. The Company is planning to spend approximately $1.6 million in additional purchases of property, plant and equipment over the balance of the fiscal year. Total purchases of property, plant and equipment for fiscal 1996 is now expected to be $10 million. Any decision to implement a major facility expansion, to add an additional facility, or any significant increase in working capital needs to fund currently unanticipated growth could result in the Company's effecting additional equity or debt financing to fund that growth. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. There can be no assurance that the Company will be successful in raising sufficient capital to take advantage of such opportunities, or if successful, that the terms of such financing will be advantageous to the Company's overall operations. The Company may effect an additional equity or debt financing to fund such activities. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor or that if the ultimate outcome is not in the Company's favor that such an outcome, the divergence of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein and in the Company's Securities and Exchange Commission filings. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve market acceptance.

Part II.  Other Information

Item 1. Legal Proceedings

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor or that if the ultimate outcome is not in the Company's favor that such an outcome, the divergence of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

The Company and all the other defendents have filed a motion to dismiss all claims on the basis that the plantiff cannot state such claims under Montana law. The court has the motion to dismiss under submission.

Item 6.  Exhibits and Reports on Form 8-K.

The Company reported on Form 8-K, dated February 29, 1996, the acquisition of substantially all of the assets and assumption of certain liabilities of Semy Engineering, Inc., (Semy) as of February 29, 1996.

The Form 8-K included audited financial statements of Semy as of and for the fiscal year ended September 30, 1995 and the unaudited financial statements of Semy as of December 31, 1995 and for the three month periods ended December 31, 1995 and 1994. Unaudited pro forma condensed combined balance sheets of the Company and Semy at December 31, 1995 and the unaudited pro forma condensed combined statements of operations of the Company and Semy for the fiscal years ended September 30, 1993, 1994, and 1995, and the three month period ended December 31, 1995 were also reported.

The Company, on May 1, 1996, amended the report on Form 8-K dated February 29, 1996 by filing Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semitool, Inc.

By:/S/ John W. Sullivan
John W. Sullivan, Vice President - Finance and CFO

Date: August 6, 1996