Form 10-K
period 1996-09-30
SEMITOOL INC
filed 1996-12-27
CIK 934550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1996
                         Commission File Number 0-25424

                                 SEMITOOL, INC.
             (Exact name of registrant as specified in its charter)

                 Montana                               81-0384392
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

                655 West Reserve Drive, Kalispell, Montana 59901
                                 (406) 752-2107
      (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
          Title of each class                                which registered
      Common Stock, no par value                         Nasdaq National Market

Securities registered to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 11, 1996 (based on the last reported sale price on the Nasdaq National Market as of such date) was $75,888,198.

The number of shares of the registrant's Common Stock, no par value, outstanding as of December 11, 1996 was 13,659,777.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's definitive proxy statement for its annual meeting of shareholders to be held February 13, 1997.

                                                                PART I


Item 1.   Business

Introduction

Statements contained in this Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause Semitool, Inc.'s ("Semitool" or the "Company") actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed under the heading "Risk Factors" and elsewhere herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.

The Company

Semitool, a Montana corporation organized in 1979, designs, manufactures, markets and services equipment used in the fabrication of semiconductors. The Company's products include batch and single substrate chemical processing tools, thermal processing equipment, including thermal process control systems, and wafer carrier cleaning systems. These products incorporate proprietary designs and technologies to enable customers to perform advanced semiconductor fabrication processes. The process steps performed by the Company's products occur repeatedly throughout the fabrication cycle, and constitute an integral part of the manufacturing process for virtually every semiconductor produced today. The Company's products are also used to manufacture materials and devices fabricated with similar processes, including thin film heads, flat panel displays, multichip modules, ink jet print heads, compact disc masters, and hard disk media. The Company's products are designed to provide improved yields through higher process uniformity and reduced contamination, increased throughput through advanced processes which reduce cycle times, and lower direct costs through reduced consumables usage and smaller footprints, thereby providing lower overall cost of ownership. The Company markets and sells its products to customers worldwide.

Industry Background

Overview

The fabrication of semiconductor devices is a complex process involving several distinct phases repeated numerous times during the fabrication process. Each production phase requires different processing technology and equipment, and no one semiconductor equipment supplier currently produces an entire state-of-the-art fabrication system. Rather, semiconductor device manufacturers typically construct fabrication facilities by combining manufacturing equipment produced by several different suppliers, each of which performs specific functions in the manufacturing process.

The thin film head, flat panel display, multichip module and ink jet print head fabrication processes utilize many of the same basic technological building blocks as does the semiconductor manufacturing industry, in that certain production equipment provides the same basic function or applications for a substrate as semiconductor manufacturing equipment does for a silicon wafer. The flat panel display and thin film head markets, while not as large as the semiconductor device market, have over the past few years experienced significant growth.

Industries that use semiconductors are demanding increasingly complex, higher performance devices. Fabrication of these devices requires increasing the number of process steps and reducing feature sizes, necessitating narrower process tolerances which makes it more difficult to maintain acceptable yields. These factors, together with the industry migration to larger wafer sizes, have led to a substantial increase in the manufacturers' per wafer investment, which in turn has caused these manufacturers to intensify their efforts to maintain acceptable yields. As a result, manufacturers demand equipment that provides superior process results and yields and can accommodate larger wafers.

The Company believes that semiconductor device manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturers' technology requirements and cost constraints by developing and supporting the products and processes required to fabricate advanced products. Certain manufacturers are seeking strategic relationships with equipment suppliers for specific process steps on existing and new products. As a result, equipment companies are being asked to provide advanced process expertise, superior product performance, reduced overall cost of ownership, and worldwide customer support to better meet the needs of manufacturers.

Chemical Processing

The fabrication of semiconductors involves numerous distinct processes which can, depending on the complexity of the device, exceed 250 steps. The chemical processing steps involved can include cleaning, developing, stripping, etching, milling, plating and coating. Such chemical processes have traditionally been performed using wet-benches which consist of open chemical and rinse tanks, into which cassettes of wafers are immersed, either manually or automatically. Multiple process steps are performed by transferring wafers from one chemical bath to another. There are significant disadvantages relating to process uniformity and contamination control inherent in wet-bench processing, which are becoming increasingly problematic as process tolerances narrow. Wet-benches also lack the flexibility to readily change processes, and are relatively costly to operate because they consume large amounts of process chemicals and have large footprints that use valuable clean room space.

Thermal Processing

Thermal processing generally addresses the oxidation/diffusion and low pressure chemical vapor deposition (LPCVD) steps of the semiconductor fabrication process. Conventional vertical furnaces require loading a batch of wafers into a rack which is then lifted into an open, heated process chamber. The inability to control and vary the environment within the process chamber prior to exposing the wafers to heat can result in unintended oxide growth. Moreover, conventional vertical furnaces are not capable of performing multiple processes in a single, continuously controlled environment, making it necessary to move wafers from furnace to furnace to perform sequential processing. This requires purchasing and operating multiple furnaces, which constrains throughput and increases the risk of wafer contamination. Conventional vertical furnaces also create variances in process exposure times of individual wafers (the first wafer into the furnace is the last wafer out), causing non-uniformity of process among wafers. In addition, the vibration caused by loading the rack of wafers into the process chamber can create particulate contamination that reduces yield.

Cost of Ownership

As a result of the increasing cost of equipping fabrication facilities, semiconductor manufacturers are placing greater importance on the overall cost of ownership of each piece of process equipment. The principal elements of cost of ownership are yield, throughput and direct costs. Yield, or the number of good die per wafer, is primarily determined by contamination levels and process uniformity. Achieving high yields becomes more critical to manufacturers as their per wafer investment increases. Throughput, or the number of wafers processed by a particular tool in a given period, is primarily a function of the time required to complete a process cycle and the handling time between process steps. Major components of direct cost include the amount of consumables used in the manufacturing process, the cost of the clean room space occupied by the equipment (i.e., the "footprint") and the purchase price of the equipment. The ability to maintain acceptable cost of ownership levels becomes increasingly challenging as manufacturing processes become more complex and process tolerances narrow.

The Semitool Solution

The Company has developed a broad range of products that enables its customers to perform advanced fabrication processes. The Company's products are designed to provide improved yields through higher process uniformity and reduced contamination, increased throughput through advanced processes which reduce cycle times, and lower direct costs through reduced usage of consumables and smaller footprints, thereby providing lower overall cost of ownership. The process steps performed by the Company's products occur repeatedly throughout the fabrication cycle and constitute an integral part of the manufacturing process for virtually every semiconductor produced today. The Company's products include chemical processing tools, thermal processing equipment and wafer carrier cleaning systems.

Chemical Processing Equipment

The Company's batch and single substrate processing equipment employs chemical spray multi-processing within a self-cleaning, enclosed process chamber. These tools enable customers to conduct sequential chemical processing steps, and then rinse and centrifugally dry substrates, within the same chamber, thereby reducing contamination during and between process steps. Spray technology avoids non-uniformity of process inherent in traditional wet-bench immersion processing by applying the process chemicals via spray manifolds. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. The enclosed process chamber technology also allows for more efficient use and disposal of process chemicals (through reclamation, filtration and recirculation) as well as increased operator safety. The Company's spin rinser/dryer also utilizes the spray and centrifugal drying technologies to remove chemical residue from the wafer surface. The Company has developed fully automated platforms for both silicon wafers and the glass substrates used in the fabrication of flat panel displays, that cluster multiple chemical processing modules, thereby further increasing yield and throughput, and providing a total process solution in a single unit with a smaller footprint than conventional wet-benches.

Thermal Processing Equipment

The Company's vertical furnace employs a patented "double lift" process chamber design which provides a continuously controlled process environment that allows for sequential processing steps to be performed in the same enclosed chamber. This design enables the customer to control and vary the environment within the sealed process chamber, thereby avoiding unintended oxide growth and minimizing the non-uniformity of process resulting from varying exposure times of individual wafers. In addition, the Company's vertical furnace reduces contamination by employing a fixed quartz process tower that remains stationary throughout loading and processing. The double lift design permits the heating element to be lifted away from the sealed process chamber, allowing wafers to cool more rapidly in a controlled environment, thereby improving the overall cycle time of the thermal process. The Company has recently developed a vertical furnace with fast ramp technology which provides a shortened period to reach desired processing temperature thereby allowing increased throughput.

Wafer Carrier Cleaning System

The Company has developed sophisticated cleaning systems for the cassettes and boxes used to carry and store finished and in-process substrates. The Company's wafer carrier cleaning systems allow its customers to increase yields by reducing particulate contamination. In contrast to traditional cleaning and drying methods, the Company's cleaning systems employ centrifugal drying technology, which eliminates the carrier deformation that can result from conventional drying and reduces the contamination that results from residues left on heat dried surfaces. The double door design allows contaminated carriers to be loaded outside the clean room. Once cleaned and dried, the carriers are then moved into the clean room environment. In this manner, neither the clean room nor the carriers are contaminated.

The Semitool Strategy

The key elements of the Company's business strategy are as follows:

Develop Innovative Solutions. The Company is committed to developing new products, new applications for existing products and enhancing existing products to address evolving process requirements. Accordingly, the Company devotes substantial resources to product innovation and collaborative development efforts. Recent products developed through independent innovation efforts include the Magnum and Centurium, fully automated tools which cluster multiple process modules into a single unit to provide a total chemical processing solution. Products developed through collaborative efforts include the Company's EXPRESS vertical furnace, which provides faster thermal ramping , and the Company's wafer carrier cleaning system, which increases yields by reducing contamination.

Offer a Broad Range of Products to Customers in Diverse Markets. The Company focuses on offering a broad range of products, including chemical processing tools, thermal processing equipment and wafer carrier cleaning systems, to semiconductor manufacturers for use in diverse process applications. The Company leverages its technology and expertise to provide solutions to manufacturers of other products that are fabricated using similar processes, such as thin film heads, flat panel displays, multichip modules, ink jet print heads, compact disc masters, and hard disk media . Some of these other applications involve substrates with surfaces larger than the current typical semiconductor substrates. By providing solutions for applications involving larger substrates, the Company believes it gains valuable expertise which can be later applied to the semiconductor industry as semiconductor substrates continue to increase in size. By addressing diverse markets, the Company seeks to increase its product sales and reduce its reliance on the semiconductor industry.

Capitalize on Manufacturing Expertise. The Company's manufacturing strategy is to identify and perform internally those manufacturing functions which add value to the Company's products. The Company believes it achieves a number of competitive advantages from its vertically integrated manufacturing operations, including the ability to achieve cost and quality benefits, to quickly bring new products and product enhancements to market and the ability to produce sophisticated component parts not available from other sources. The Company encourages an entrepreneurial atmosphere by maintaining semi-autonomous business units that are empowered to respond quickly and directly to customer needs.

Focus on Overall Cost of Ownership. The Company designs and manufactures equipment solutions that provide its customers with low overall cost of ownership. The technologies employed by the Company's chemical processing tools provide higher yield, greater throughput, more efficient use of consumables and smaller footprints than conventional wet- benches. The Magnum and Centurium cluster multiple process modules into a single automated tool, thereby providing further cost of ownership advantages. The Company's thermal processing equipment also provides cost of ownership advantages by enhancing process uniformity and reducing contamination that results in corresponding increases in yields.

Address Worldwide Markets. The Company markets and sells its products worldwide with emphasis on Europe and Asia as its principal international markets. The Company believes the strength of its international sales and service organizations is important to its continued success in these markets. To facilitate its worldwide marketing strategy, the Company has dedicated European sales and support organizations in England, France, Germany and Italy. The Company intends to continue to aggressively pursue the Asian market. In addition to its office in Japan, the Company recently opened an office in Korea and stationed service personnel in Taiwan. See Note 10 of Notes to the Consolidated Financial Statements for a breakdown between domestic and foreign sales.

Products

The Company designs, manufactures and sells batch and single substrate chemical processing tools, thermal processing equipment and wafer carrier cleaning systems.

The mix of products sold by the Company may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of net sales and approximate percentages of the Company's total net sales contributed by the Company's principal products (dollars in thousands):

Fiscal Year Ended      September 30, 1996  September 30, 1995 September 30, 1994
                       ------------------  ------------------ ------------------

                            $         %        $         %        $          %
Chemical Processing:
  Manual Batch .......    68,469    39.3%    59,340    46.2%    34,877     55.7%
  Automated Batch ....    24,664    14.2%     9,124     7.1%        --       --
  Single Substrate ...    21,119    12.1%     6,263     4.9%     2,814      4.5%
Thermal Processing ...    35,822    20.6%    34,300    26.8%    15,696     25.1%
Wafer Carrier Cleaning     8,141     4.6%     6,343     4.9%       802      1.3%
Spare Parts & Service     15,989     9.2%    12,956    10.1%     8,408     13.4%
                         -------   -----    -------   -----     ------    -----
Total ................   174,204   100.0%   128,326   100.0%    62,597    100.0%
                         =======   =====    =======   =====     ======    =====


Chemical Processing

Batch Chemical Processing. The Company's batch chemical processing tools incorporate centrifugal spray technology to process wafers and substrates by exposing them to a user-programmable, sequenced spray of chemicals inside an enclosed chamber. Utilizing these tools, cassettes filled with wafers are loaded into a rotating fixture mounted in a process chamber. The process chamber is then sealed and chemicals are sequentially dispensed into the chamber via spray manifolds in a closed-loop system. As the rotating fixture turns the cassette, a chemical spray is applied to the wafer surfaces. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. After application of the process chemicals, deionized ("DI") water can be sprayed into the chamber to stop the chemical reaction and to remove chemical residues. The wafers, cassette and chamber are then dried by centrifugal spinning coupled with a flow of warm nitrogen, either in the same process chamber or in an adjacent rinser/dryer module. The Company believes its batch spray chemical processing tools offer significant advantages over conventional wet-benches. These advantages include higher yields (by providing better process uniformity and lower particulate contamination), increased throughput (by providing shorter process cycle times) and reduced direct costs (by providing more effective use of chemicals and smaller footprints), thereby providing lower overall cost of ownership.

The Company's manually loaded batch spray chemical processing products include the Spray Acid Tool and the Spray Solvent Tool. The surfaces of the Spray Acid Tool that are exposed to acids are made entirely of Teflon and other acid-resistant materials. This tool addresses applications that include resist-stripping, pre-diffusion cleaning, oxide etching, polymer removal and chemical milling. The Company's Spray Solvent Tool is primarily made out of stainless steel and addresses processes which use solvents to dissolve and strip the lithographic media from substrate surfaces, remove polymer residues and develop lithographic images on substrate surfaces. In addition to customary semiconductor applications, the Spray Acid Tools and Spray Solvent Tools are being used to manufacture a variety of other products including flat panel displays and thin film heads, and are used with substrates as large as 500 millimeters square. The closed-loop/closed-chamber system of the Company's batch spray processing tools allows for reclamation, filtration and recirculation of chemicals, resulting in reduced chemical consumption, better environmental control and enhanced operator safety. The purchase prices of the Company's batch chemical processing tools range from $150,000 to $750,000, depending on configuration.

The Company's manually loaded Spin Rinser/Dryer is used primarily for removing chemical residues from substrate surfaces with DI water, and utilizes the same enclosed chamber, spray processing and centrifugal drying technologies employed in the Company's Spray Acid Tools and Spray Solvent Tools. The Spin Rinser/Dryer incorporates a DI water resistivity monitor to ensure the required level of cleanliness. The Company introduced the Spin Rinser/Dryer in 1979 and, as of September 30, 1996 had delivered over 21,000 units to customers. The purchase price of the Spin Rinser/Dryer ranges from $10,000 to $150,000, depending on configuration.

The Magnum is a multimodule chemical processing tool which clusters the Company's solvent, acid and spin rinser/dryer capabilities into a single automated unit. The Magnum incorporates a Company-designed advanced robot which employs fiber optic communications, absolute positioning and a linear motor track to ensure precise, reliable and particle-free automated wafer handling. The Magnum also offers standard mechanical interface ("SMIF") loading capabilities and a touch screen computer interface for ease of operation. The Magnum provides the customer with the flexibility to mix and match process modules, including immersion modules as appropriate, thereby providing them with a complete chemical processing solution to meet their particular process requirements. The Magnum possesses significant competitive advantages over both stand-alone tools and other automated products, including the ability to replace two or more wet-benches with a single, smaller footprint tool as well as increased yields and increased throughput per square foot of clean room space. Magnum's latest innovations include the "Revolver" random access WIP station, carrierless fault tolerant loading, concentration control monitoring, and 50 wafer payloads. The Company believes that the installed base of its widely accepted chemical processing tools has facilitated market acceptance of the Magnum. The purchase price of the Magnum ranges from $900,000 to over $2.0 million, depending on configuration. The Company, during fiscal 1996, built its first Centurium, an enlarged Magnum, that is used to process large glass substrates.

Single Substrate Processing. The Company's Equinox addresses the needs of customers employing single substrate processing for specialized applications. The Equinox utilizes a variety of processes, including immersion, spray, hydrofluoric acid vapor and infrared heating, to address cleaning, stripping, etching, developing and plating applications. All such processes are performed with the substrate suspended device side down in an enclosed process chamber. This face down positioning allows for enhanced liquid or gas delivery of the process chemicals to the substrate, and results in greater process uniformity and reduced contamination. The Equinox is a flexible platform which may contain multiple process chambers, allowing the customer to cluster multiple process technologies into a single tool to perform sequential processes. The Equinox has been used to process ceramic substrates, thin film heads and photo masks in addition to its customary silicon and gallium arsenide wafer applications. In addition to offering complete Equinox tools, the Company also offers Equinox technologies to original equipment manufacturers for integration into other upstream or downstream process equipment, including thermal technologies. The price of the Equinox ranges from $150,000 to $1.2 million, depending on configuration.


Thermal Processing

The Company's VTP 1500 and EXPRESS vertical furnaces employ a patented design which provides a continuously controlled process environment that allows for oxidation/diffusion and LPCVD processing steps such as gate oxide/poly, oxide/nitride and oxide/nitride/oxide to be performed sequentially in the same processing chamber. The Company's furnaces feature a stationary base plate and quartz process tower with a patented double lift system which allows the process chamber and heating element to each be raised and lowered independently over the process tower. The furnace's quartz tower is loaded with wafers by a simple pick and place robot (thereby avoiding the risk of particle contamination caused by loading the wafers in batches) and the process chamber is then lowered over the wafers. The atmosphere within the process chamber is removed by vacuum purging, creating an inert environment. The heating element is then lowered over the sealed process chamber. The inert environment prevents chemical reactions from occurring until the heating element is fully in place, at which time processing can be conducted by injecting the process tube with the appropriate active gas. This design avoids variances in process exposure times of individual wafers, preventing the non-uniformity inherent in traditional vertical furnace processing. Because the process tube may be purged and alternative active gases introduced in a sequential manner, wafers can remain in a continuously controlled environment for multiple discrete thermal processing steps. The Company believes that this sequential, or "in situ," processing capability is a significant competitive advantage of its furnaces. The double lift design also permits the heating element to be lifted away from the sealed process chamber, allowing wafers to cool more rapidly in a controlled environment, thereby improving overall thermal processing cycle time of the thermal process. In addition, the furnaces have the flexibility to be quickly reconfigured for varying processes and can be easily upgraded to accommodate larger wafer sizes. The Company believes its furnaces produce higher quality film with fewer impurities and increased electrical properties, and have been designed to meet manufacturers' requirements for the production of semiconductor devices with line geometries as small as .18 micron. The prices of the VTP 1500 and EXPRESS range from $600,000 to $1.3 million, depending on configuration.

The Company, through its Semy Engineering, Inc. (Semy) subsidiary, manufactures process control computers that upgrade diffusion and low pressure chemical deposition furnaces with state-of-the-art control features. The Company has also recently introduced a family of cell workstations that interface to a variety of wafer processing equipment produced by Semitool and other semiconductor equipment manufacturers. The cell workstations collect and store data generated by the processing equipment and provide statistical process control, inventory control data and process flow control to the user in a graphical interface.

Wafer Carrier Cleaning

Silicon wafers are stored, handled and processed in cassettes. Cassettes filled with wafers are placed in plastic boxes for transportation and storage. Significant increases in yields may be attained through effective cleaning of these cassettes and boxes. Wafer carriers have commonly been cleaned using commercial dishwasher or conveyor type methods in which they are spray washed and then dried using hot compressed gases. Because boxes and cassettes are made of plastics, the drying process can distort the boxes and cassettes and result in subsequent wafer damage or contamination. The Company's Storm wafer carrier cleaning system cleans and dries the wafer carriers in a unique rinsing/spinning process that occurs inside an enclosed chamber. Solution is sprayed, cleaning both the boxes and cassettes and the inside of the chamber, followed by a DI water rinse. The boxes and cassettes are then dried using centrifugal force and warm filtered ambient air. The Storm monitors the humidity inside the enclosed process chamber to ensure consistent drying results. The Company believes the Storm removes particles more effectively than conventional technology and has the lowest cost of ownership of any commercially available cleaning system. The Storm also has a patented loading feature that allows through-the-wall installation whereby unwashed boxes and cassettes can be loaded into the Storm from outside the clean room and then unloaded directly into the clean room after the cleaning cycle has been completed. This feature enables customers to avoid bringing contaminated boxes and cassettes into the clean room. The price of a Storm ranges from $190,000 to $400,000, depending on configuration.

Spare Parts and Service

The Company sells spare part kits and spare part components for its equipment. The Company employs customer service and process engineers to assist and train the Company's customers in performing preventive maintenance and service on Semitool equipment and developing process applications for the equipment. The Company generally provides a one year parts and labor warranty on equipment and a 90-day warranty on parts. The Company offers a variety of process, service, and maintenance programs that may be purchased for a fee. A number of customers have purchased maintenance contracts whereby the Company's service employees work full-time at the customer's facility, and provide service and maintenance support for Semitool equipment.

Customers, Sales and Marketing

The Company's customers include leading semiconductor manufacturers worldwide as well as major manufacturers of thin film heads, flat panel displays, multichip modules, ink jet print heads, compact disc masters, and hard disk media. The following is a representative list of the Company's largest United States and international end-user customers, which had purchases in excess of $2,000,000 in fiscal 1996:

Allegro Microsystems               Intel                       Seagate
Atmel                              Lucky Goldstar              SGS-Thomson
Austria Micro System               Micro Chip Corporation      Siemens
Cirrus Logic, Inc.                 Motorola                    Siltec Silicon
Fraunhofer Institut                National Semiconductor      Texas Instruments
Hewlett-Packard                    Philips Semiconductor       Thermco Systems
IBM                                                            Xerox


The Company believes that its sales, service and customer support organizations are important to the long-term success of its customer relationships.

International  sales,  primarily in Europe and Asia accounted for  approximately
44%, 40% and 40% of total sales for fiscal years 1996, 1995 and 1994, respectively. The Company markets and sells its products in North America through its sales organization which includes direct sales personnel and independent sales representatives. The Company currently has sales and service offices located throughout the United States. In Europe, the Company has direct sales and service personnel in four offices. In Asia, the Company sells through direct sales personnel and six independent sales representatives as well as through Tokyo Electron, Limited ("TEL") pursuant to a non-exclusive distribution agreement, whereby TEL sells the Company's stand-alone batch and single substrate spray chemical processing products in Japan. To supplement TEL's sales efforts, the Company has a direct sales and service operation in Japan. Semitool opened a Korean service office during fiscal 1996. To enhance its sales capabilities, the Company maintains a demonstration and process development laboratory and a clean room at its Kalispell, Montana facility.

The Company currently provides a one year warranty on equipment and a 90-day warranty on parts. The Company has field service personnel and application engineers servicing customers in the United States, Europe and Asia, who directly provide warranty service, post-warranty service and equipment installations. Field service engineers are located in nine sites throughout the United States, including dedicated site-specific engineers in place at certain customer locations pursuant to contractual arrangements. To further ensure customer satisfaction, the Company also provides service and maintenance training as well as process application training for its customers' personnel on a fee basis. The Company maintains an extensive inventory of spare parts which allows the Company to provide overnight delivery for many parts. The Company's vertically integrated manufacturing allows the Company to quickly manufacture parts to address customers' service needs.

Backlog

Backlog increased to approximately $85.9 million at September 30, 1996, from approximately $64.7 million at September 30, 1995. The Company's automated batch chemical processing tool, first shipped in fiscal 1995, now represents the largest single component of the backlog with the vertical furnace second. Due largely to customers rescheduling deliveries, approximately $19.0 million of the backlog is not scheduled to ship until the fourth quarter of fiscal 1997. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Manufacturing

Most of the Company's manufacturing is conducted at its facilities located in Kalispell, Montana. The Company's vertically integrated manufacturing operations include state-of-the-art metals and plastics fabrication and finishing capabilities; component part, circuit board and final product assembly; and extensive product testing capabilities. The Company's manufacturing personnel work closely with its product development personnel to ensure its products are engineered for manufacturability, affording a smooth transition from prototype to full scale production. Component and product prototyping is performed internally, and design engineers often receive prototypes of newly designed parts from manufacturing within 24 hours. The Company believes it achieves a number of competitive advantages from its vertically integrated manufacturing operations, including the ability to achieve cost and quality advantages, to quickly bring new products and product enhancements to market, and the ability to produce sophisticated component parts not available from other sources.

Research and Development

The market for semiconductor equipment is characterized by rapid technological change and product innovation. The Company believes that continued timely development of products for both existing and new markets is necessary to remain competitive. The Company devotes significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. The Company maintains an extensive demonstration and process development laboratory at its facilities in Montana, including a clean room for testing and developing its products. Company research and development personnel work directly with customers to provide process solutions, develop new processes and to design and evaluate new pieces of equipment.

The Company shipped new models of its vertical furnace, automated batch chemical processor and single substrate processor during fiscal 1996. The EXPRESS vertical furnace uses a model based controller to achieve much faster thermal ramping speeds than furnaces with conventional control systems. The Centurium automated batch chemical processor can handle the glass substrates used in the production of flat panel displays and multichip modules. A Magnum automated batch chemical processor which uses immersion processing was developed and shipped in fiscal 1996. Equinox single substrate processors for solder bump and interconnect plating were also developed and shipped during fiscal 1996. All of this equipment is either in customers' research and development (R&D) labs or production areas where it is being evaluated. Evaluation periods are expected to vary by customer, application and equipment type and to continue through fiscal 1997.

Expenditures for R&D, which are expensed as incurred, during fiscal 1996, 1995 and 1994 were approximately $19.5 million, $11.4 million and $6.0 million and represented 11.2%, 8.9% and 9.5% of net sales, respectively.

Competition

The industry in which the Company competes is highly competitive. The Company faces substantial competition from both established competitors and from potential new market entrants. Significant competitive factors in the markets in which the Company competes include system performance and flexibility, cost of ownership, the size of each manufacturer's installed customer base, customer support capabilities and breadth of product line. The primary competition to the Company's batch chemical spray products is currently from wet-bench chemical processing equipment. The Company is aware of at least two other manufacturers of spray chemical processors. As the demand for more precise and reliable chemical processing increases, the Company anticipates greater competition in the centrifugal spray technology area. The Company is aware of vertical furnaces produced by at least four other manufacturers which compete with the Company's thermal processing equipment. The single substrate processing market in which the Company's Equinox competes and the wafer carrier cleaning market in which the Company's Storm competes are highly fragmented markets. In these fragmented markets, the Company believes that it competes primarily with alternative technologies.

The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features or that new processes or technologies will not emerge that render the Company's products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, the Company believes that once a manufacturer has selected certain capital equipment from a particular vendor, the manufacturer generally relies upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, the Company may be at a competitive disadvantage with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment. Increased competitive pressure could lead to lower prices for the Company's products, thereby adversely affecting the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

Patents and Other Intellectual Property

The Company currently holds numerous United States patents, some with pending foreign counterparts, has several United States patent applications pending and intends to file additional patent applications as appropriate. There can be no assurance that patents will issue from any of the Company's pending applications or that existing or future patents will be sufficiently broad to protect the Company's technology. The Company believes that patents and trademarks are of less significance in its industry than such factors as product innovation, technical expertise and its ability to quickly adapt its products to evolving processing requirements and technologies. While the Company attempts to protect its intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that the Company will be able to protect its technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States. In this regard, the Company is aware that TEL, one of the Company's distributors and competitors in Japan, which accounted for the distribution of approximately 6% of the Company's sales in fiscal 1996, has filed patent applications in Japan which are based on certain Company-developed designs in one of the Company's chemical processing tools. The Japanese patent applications were filed without the authority or approval of the Company and the Company has demanded that the applications be abandoned or otherwise relinquished. While the Company believes that the Japanese patent applications constitute an improper attempt to patent the Company's proprietary designs, no assurances can be given that the Company will prevail in any negotiations or litigation the Company may initiate to secure the other party's abandonment or other relinquishment of the patent applications. If the Company is unsuccessful in securing the abandonment or relinquishment of the applications, or if the competitor were to file patent applications on the Company-developed designs, the Company's competitive position in Japan could be adversely affected although the Company believes that any such effect should not be material to the overall results of operations of the Company or materially adversely affect the Company's relationship with TEL. Moreover, there can be no assurance that the Company's existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others, further commercialization of the Company's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business and results of operations.

Employees

At September 30, 1996, the Company had 1,214 full time employees and 246 temporary contract employees worldwide. This includes 718 in manufacturing, 372 in marketing, sales and field service, 186 in research and development, and 184 in general administration. The Company believes that the use of temporary employees allows the Company to respond more rapidly to fluctuations in manufacturing and product demand and enables the Company to better control the labor component of its manufacturing costs. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.


Risk Factors

Introduction

The risks detailed in this section as well as risks and uncertainties discussed elsewhere in this annual report on Form 10-K and in the Company's other SEC filings constitute some of the risks common in the semiconductor equipment industry or risks specific to Semitool. Shareholders or potential shareholders should read these risks carefully to better understand the potential volatility of the Company's results and volatility in the Company's share price. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed are part of doing business in the semiconductor equipment industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

Cyclical Nature of the Semiconductor Industry

The Company's business depends primarily on the capital expenditures of semiconductor manufacturers, who correspondingly depend on the demand for final products or systems that use such devices. The semiconductor industry is cyclical and has historically experienced periodic downturns characterized by oversupply and weak demand, which often have had a material adverse effect on capital expenditures by semiconductor manufacturers. These downturns generally have adversely affected the business and operating results of semiconductor equipment suppliers, including the Company. The semiconductor device industry is presently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. During 1995, many of the semiconductor device manufacturers announced plans to expand existing or build new semiconductor device manufacturing facilities. In early 1996, the average selling price of memory chips and certain other semiconductor devices significantly decreased. This has resulted in semiconductor device manufacturers announcing delays in their expansion plans. This slowdown and volatility has caused the semiconductor industry to reduce its demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases, this has resulted in order cancellations or delays of orders and delays of delivery dates for the Company's products. No assurance can be given that the Company's revenues and operating results will not be adversely affected during this and possible future downturns in the semiconductor industry. In addition, the need for continued investment in research and development, marketing and customer support may limit the Company's ability to reduce expenses in response to this and future downturns in the semiconductor industry.

Fluctuations in Future Operating Results

The Company's business and results of operations have fluctuated significantly in the past and are expected to fluctuate significantly on a quarterly or annual basis in the future. During a particular quarter, a significant portion of the Company's revenues is often derived from the sale of a relatively small number of high selling price systems. The number of such systems sold in, and the results for, a particular quarter or year can vary significantly due to a variety of factors, including the timing of significant orders, the timing of new product announcements by the Company or its competitors, patterns of capital spending by customers, market acceptance of new and enhanced versions of the Company's products, changes in pricing by the Company, its competitors or suppliers, the mix of products sold and cyclicality in the semiconductor industry and other industries served by the Company. In addition, the cancellation or rescheduling of customer orders or any production difficulty could adversely impact shipments which would negatively impact the Company's business and results of operations for the period or periods in which such cancellation or rescheduling occurs. In light of these factors and the cyclical nature of the semiconductor industry, the Company expects to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of the Company's expenses are fixed in the short term which, combined with the need for continued investment in research and development, marketing and customer support, limits the Company's ability to reduce expenses quickly. As a result, shortfalls in net revenues could have a material adverse effect on the Company's business and results of operations.

Dependence on Product Development

Semiconductor equipment is subject to rapid technological change as well as evolving industry standards. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities, to continue to decrease the overall cost of ownership of such products, and to continue to develop and manufacture new products with improved process capabilities which conform to evolving industry standards. As a result, the Company expects to continue to make significant investments in research and development. Although historically the Company has had adequate funds from its operations to devote to research and development, there can be no assurance that such funds will be available in the future or, if available, that they will be adequate. The Company also must manage product transitions successfully, since announcements or introductions of new products by the Company or its competitors could adversely affect sales of existing Company products. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. The failure to do so could adversely affect the Company's business and results of operations.

Market Acceptance of New Products

The Company believes that its growth prospects depend in large part upon its ability to gain customer acceptance of its products and technology. Market acceptance of new products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of the Company's new products may be adversely affected to the extent potential customers utilize a competitor's manufacturing equipment. There can be no assurance that growth in sales of new products will continue or that the Company will be successful in obtaining broad market acceptance of its systems and technology.

Competition

The industries in which the Company competes are highly competitive. The Company faces substantial competition from established competitors, certain of which have greater financial, marketing, technical and other resources, broader product lines, more extensive customer support capabilities, and larger and more established sales organizations and customer bases than the Company. The Company may also face competition from new domestic and overseas market entrants. Significant competitive factors in the semiconductor equipment market and other markets in which the Company competes include system performance and flexibility, cost of ownership, the size of each manufacturer's installed customer base, customer service and support and breadth of product line. The Company believes that it competes favorably on the basis of these factors. In order to remain competitive, the Company must maintain a high level of investment in research and development, marketing, and customer service while controlling operating expenses. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company's products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. The Company's competitors may also increase their efforts to gain and retain market share through competitive pricing. Such competitive pressures may necessitate significant price reductions by the Company or result in lost orders which could adversely affect the Company's business and results of operations.

The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render the Company's products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, the Company believes that once a manufacturer has selected certain capital equipment from a particular vendor, the manufacturer generally relies upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, the Company may be at a competitive disadvantage with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment. There can be no assurance that the Company will be able to compete successfully in the future.

Management of Growth

Semitool has recently undergone a period of rapid growth. In response to the recent growth, the Company has expanded its facilities in Kalispell, Montana in each of the last three years, added significantly to its workforce, and implemented a variety of new and upgraded management information systems. This recent expansion may significantly strain the Company's management, manufacturing, engineering, financial and other personnel at its headquarters location in Kalispell. The Company also merged with Semy, in fiscal 1996. Semy's product line of controllers and supervisory systems are developed and assembled in Phoenix, Arizona, and are the first new products made by the Company away from its headquarters location. Any failure to efficiently manage the Company and its subsidiaries could adversely effect the Company's business and results of operations.

Environmental Regulations

The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used on the Company's premises. The Company believes that it is in material compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, current or future regulations could require the Company to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject the Company to future liabilities, result in fines being imposed on the Company, or result in the suspension of production or cessation of the Company's manufacturing operations.

International Business

Approximately 44%, 40% and 40% of the Company's sales for fiscal 1996, 1995 and 1994, respectively, were attributable to customers outside the United States. The Company expects sales outside the United States to continue to represent a significant portion of its future sales. Sales to customers outside the United States are subject to various risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. The Company's international sales activities are also subject to the difficulties of managing overseas distributors or representatives, and difficulties of staffing and managing foreign subsidiary operations. In addition, because a majority of the Company's international sales are denominated in United States dollars, the Company's ability to compete overseas could be adversely affected by a strengthening United States dollar. Moreover, although the Company endeavors to meet technical standards established by foreign standards setting organizations, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards or any significant or prolonged decline in the Company's international sales could have a material adverse effect on the Company's business and results of operations.

Patents and Other Intellectual Property

The Company's success depends in significant part on the technically innovative features of its products. While the Company attempts to protect its intellectual property rights through patents, copyrights and non-disclosure agreements, it believes that its success will depend to a greater degree upon innovation, technological expertise and its ability to quickly adapt its products to new technology. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to independently develop similar technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. In this regard, the Company is aware that TEL, one of the Company's distributors and competitors in Japan, which accounted for the distribution of approximately 6% of the Company's sales in fiscal 1996, has filed patent applications in Japan which are based on certain Company-developed designs in one of the Company's chemical processing tools. Sales of this equipment accounted for less than $500,000 of the Company's revenue in Japan in the three year period ended September 30, 1996. The Japanese patent applications were filed without the authority or approval of the Company and the Company has demanded that the applications be abandoned or otherwise relinquished. While the Company believes that the Japanese patent applications constitute an improper attempt to patent the Company's proprietary designs, no assurances can be given that the Company will prevail in any negotiations or litigation the Company may initiate to secure the other party's abandonment or other relinquishment of the patent applications. If the Company is unsuccessful in securing the abandonment or relinquishment of the applications, or if the competitors were to file patent applications on the Company-developed designs, the Company's competitive position in Japan could be adversely affected although the Company believes that any such effect should not be material to the overall result of operations of the Company or materially adversely affect the Company's relationship with TEL. No assurance can be given that the Company's patents will be sufficiently broad to protect the Company's technology, nor that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company. In any of such events, the Company's business and operating results could be adversely affected.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others, there can be no assurance that such infringements do not exist or will not occur in the future. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could adversely affect the Company's business and results of operations. Moreover, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could adversely affect the Company's business and results of operations. The Company knows of no threatened litigation that would adversely affect the Company's intellectual property rights.

Dependence on Key Personnel

The Company's success depends to a significant extent upon the efforts of certain senior management and technical personnel, particularly Raymon F. Thompson, the Company's Chairman, Chief Executive Officer and President. The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, and marketing personnel. Competition for such personnel is high and, while to date the Company does not believe that its geographic location has hindered it in recruiting qualified personnel, no assurance can be given that the Company's location will not adversely affect future recruiting of key personnel. The loss of the services of Mr. Thompson or of one or more other key management or technical personnel, or the inability to attract and retain additional qualified personnel, could adversely affect the Company's business and results of operations. The Company maintains a $2.0 million "key man" life insurance policy on Mr. Thompson.

Dependence on Key Customers

The Company's ten largest customers accounted for 42%, 55% and 58% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. Although the composition of Semitool's largest customers has changed from year to year, the loss of, or a significant curtailment of purchases by one or more of the Company's key customers could adversely affect the Company's business and results of operations.

Dependence on Key Suppliers

Certain components and subassemblies included in the Company's products are obtained from a single source or a limited group of suppliers. Although the Company has vertically integrated much of its manufacturing operations, the loss of, or disruption in shipments from, certain sole or limited source suppliers could in the short term adversely affect the Company's business and results of operations. The Company believes that it could either manufacture components or secure an alternate supplier with no long-term material adverse effect on the Company's business or operations. Further, a significant increase in the price of one or more of these components could adversely affect the Company's business and results of operations.

Effect of Certain Anti-Takeover Provisions

The Company's Articles of Incorporation authorize the Company's Board of Directors to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without further vote or action by the shareholders. Although the Company has no present plans to issue any Preferred Stock, and views the authorized Preferred Stock as a potential financing vehicle for the Company, the Board of Directors may issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. Any issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

Volatility of Stock Price

The Company's Common Stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including quarter to quarter variations in the actual or anticipated financial results, announcements by the Company, its competitors or its customers, government regulations, and developments in the industry. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, may adversely affect the market price of the Company's Common Stock.

Securities Litigation

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Properties

The Company's 170,000 and 21,000 square-foot facilities are located on Company-owned sites in Kalispell, Montana. The headquarters for the Company's European sales and customer service is located in Cambridge, England and is also owned by the Company. The Company believes that its existing manufacturing facilities, will be adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. The Company also leases various other smaller facilities worldwide which are used as sales and customer service centers.

The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on the Company's premises. The Company believes that it is in material compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, current or future regulations could require the Company to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject the Company to future liabilities, result in fines being imposed on the Company, or result in the suspension of production or cessation of the Company's manufacturing operations.


Item 3.  Legal Proceedings

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

                                                                Part II

Item 5.  Market for Semitool's Common Stock and Related Shareholder Matters.

The Company's common stock is traded under the symbol "SMTL" principally on the Nasdaq National Market. The approximate number of shareholders of record at December 11, 1996 was 229 and the reported last sale price of the Company's common stock on the Nasdaq National Market was $11.625. The high and low sales prices for the common stock reported by the Nasdaq National Market for each quarter that the Company's common stock has traded publicly are shown below.

                                                                     Common Stock Price Range
                                                                          Fiscal Year
                                                                       Ended September 30,
                                                              1996                                  1995
                                                       High                Low               High               Low
First Quarter .......................             $   24.50          $   12.50                 NA                 NA          (1)
Second Quarter ......................             $   17.75          $   12.50          $   16.33          $    8.67          (2)(3)
Third Quarter .......................             $   17.00          $   13.00          $   21.83          $   13.17          (3)
Fourth Quarter ......................             $   13.50          $   10.25          $   36.75          $   21.00          (3)

(1) Prior to the Company's Initial Public Offering (IPO) of common stock.
(2) The low price is the IPO price.
(3) Adjusted for the August 1995 three-for-two stock split.

The Company, prior to its initial public offering of common stock in February 1995, made distributions to shareholders for their share of income taxes related to the Company's S Corporation status. The Company also made a final distribution of S Corporation retained earnings prior to the initial public offering. The Company intends to retain its earnings to fund the development and growth of its business and therefor, does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.


                                                                        Summary Consolidated Financial Information
                                                                           (in thousands, except per share data)

                            Year Ended September 30,
                                                                  1996           1995           1994           1993            1992
Statement of Operations Data:
Net sales .............................................       $174,204       $128,326       $ 62,597       $ 48,532        $ 32,445
Gross profit ..........................................         84,631         65,858         31,957         24,070          17,764
Income from operations ................................         24,182         20,927          3,020            356             481
Net income (loss) .....................................         15,136         14,885          2,170           (445)           (353)

Pro forma Statement of Operations Data:
Income from operations (1) ............................         24,182         22,599          6,509          3,126           2,534
Net income (2) ........................................         15,136         14,403          3,723          1,579           1,110
Net income per share (3) ..............................           1.09           1.15           0.37
Shares used in per share computation (4) ..............         13,858         12,563          9,946

Balance Sheet Data:
Working capital .......................................         43,797         37,209          6,109          6,223           5,785
Total assets ..........................................        114,954         88,067         39,807         30,744          20,927
Short-term debt .......................................          4,374            924          7,409          5,164           2,199
Long-term debt ........................................          3,637          4,011          6,089          1,940           2,287
Shareholders' equity ..................................         68,003         52,813         12,487          2,741           3,519


(1) Pro forma income from operations has been determined by eliminating for each period presented payments for technology rights that ceased in February 1995, upon closing of the initial public offering of the Company's common stock. See
Note 14 of Notes to Consolidated Financial Statements.

(2) Between October 1, 1986 and February 1, 1995, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company had not been subject to federal corporate income taxation. In connection with the closing of the Company's initial public offering, the Company terminated its S corporation status. Pro forma net income has been determined by assuming that the Company had been taxed as a C corporation for federal income tax purposes for each period presented. The pro forma provision for income taxes has been calculated by using statutory rates for federal and state taxes applied to pro forma income before income taxes, net of actual research and development credits generated in each year. The pro forma effective tax rates in fiscal 1992 through 1996 were 41.8%, 33.0%, 36.4%, 37.1% and 37.0%, respectively.

(3) In accordance with Staff Accounting Bulletin No. 55 issued by the Securities and Exchange Commission, pro forma net income per share data is not presented prior to fiscal year 1994. Also, prior to the termination of S corporation status, dividends were paid by the Company only in amounts sufficient to cover shareholders' tax liabilities other than the final distribution of prior accumulated S Corporation earnings. The per share dividend information has therefore not been presented.

(4) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing pro forma net income per share.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.


OVERVIEW

The Company was incorporated in 1979 to develop, manufacture and market innovative manufacturing equipment for the semiconductor industry, and shipped its first product, a spin rinser/dryer, that year. During the 1980s, the Company introduced several generations of its acid and solvent spray chemical processing tools and vertical furnaces, and began to market its products to manufacturers outside the semiconductor industry. Since 1990, the Company has developed its Equinox single substrate chemical processing system, its Storm wafer carrier cleaning system, and its Magnum automated multimodule chemical processing system. In response to increased demand for the Company's established and recently introduced products, the Company expanded its Montana facility in 1994 and 1995 from approximately 65,000 square feet at the beginning of fiscal 1994 to approximately 170,000 square feet at the end of fiscal 1995. The Company built a separate 21,000 square foot facility, also in Montana, in fiscal 1996.

The unit selling prices for the Company's products range from $10,000 to $150,000 for a spin rinser/dryer, to $900,000 to over $2.0 million for the Magnum. Due to these relatively high unit selling prices, a significant portion of the Company's revenue in any given period is often derived from the sale of a relatively small number of units. From time to time, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based in part, on expectations of future sales. If sales levels in a particular period do not meet expectations, operating results will be adversely affected. A variety of factors have an influence on the Company's operating results in a particular period. These factors include specific economic conditions in the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis, the introduction of new products by the Company or its competition, the selection of the Company's or its competitors' products by semiconductor manufacturers for new generations of fabrication facilities, the timing of research and development expenditures, exchange rate fluctuations, and expenses attendant to acquisitions, strategic alliances and the further development of marketing and service capabilities.

The Company markets and sells its products worldwide with an emphasis on Europe and Asia as its principal international markets. During fiscal 1996, approximately 43.9% of the Company's revenues were derived from sales to customers outside the United States. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales may fluctuate from period to period. The Company believes its sales, service and support organizations are important to the long-term success of its customer relationships. The Company provides sales, service and support worldwide, primarily through direct employees in the United States and Europe, and through distributors in Asia and elsewhere.

RESULTS OF OPERATIONS

The following table sets forth the Company's actual and pro forma results of operations for the periods indicated expressed as a percentage of net sales:


                                                                      Year Ended September 30,
                                                        ------------------------------------------------------

                                                                                   1996                 1995               1994
                                                                                  -------              ------             -------

Statement of Operations Data:
     Net sales ........................................................             100.0 %             100.0 %             100.0 %
     Cost of sales ....................................................              51.4                48.7                49.0
                                                                                  -------              ------             -------
     Gross profit .....................................................              48.6                51.3                51.0
                                                                                  -------              ------             -------

     Operating expenses:
        Selling, general and administrative ...........................              23.5                24.8                31.1
        Research and development ......................................              11.2                 8.9                 9.5
        Cost of technology rights .....................................                --                 1.3                 5.6
                                                                                  -------             -------             -------
            Total operating expenses ..................................              34.7                35.0                46.2
                                                                                  -------             -------             -------
     Income from operations ...........................................              13.9                16.3                 4.8
     Other income (expense), net ......................................              (0.1)                0.2                (1.0)
                                                                                  -------             -------             -------
     Income before income taxes .......................................              13.8                16.5                 3.8
     Provision for income taxes .......................................               5.1                 4.9                 0.3
                                                                                  -------             -------             -------
     Net income .......................................................               8.7 %              11.6 %               3.5 %
                                                                                  =======             =======             =======

Pro Forma Statement of Operations Data:
     Income from operations before
        pro forma adjustments .........................................              13.9 %              16.3 %               4.8 %
     Elimination of cost of technology
        rights ........................................................                --                 1.3                 5.6
                                                                                  -------             -------             -------
     Income from operations ...........................................              13.9                17.6                10.4
     Other income (expense), net ......................................              (0.1)                0.2                (1.0)
                                                                                  -------             -------             -------
     Income before income taxes .......................................              13.8                17.8                 9.4
     Provision for income taxes .......................................               5.1                 6.6                 3.5
                                                                                  -------             -------             -------
     Net income .......................................................               8.7 %              11.2 %               5.9 %
                                                                                  =======             =======             =======


YEARS ENDED SEPTEMBER 30, 1996 AND 1995

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased $45.9 million (35.8%) to $174.2 million in fiscal 1996 from $128.3 million in fiscal 1995. Net sales of the Company's automated batch chemical processing tools and its single substrate processor accounted for the majority of the increase. Aggregate sales for these two tool types increased from $15.4 million in fiscal 1995 to $45.8 million in fiscal 1996.

The Company shipped a number of new tool models during 1996. New automated batch chemical processing tools included two models for processing glass substrates used in the manufacture of flat panel displays and multichip modules, an immersion tool for processing silicon wafers, and a carrierless spray processing tool. New single substrate processor models were introduced for plating, including multilevel interconnect processes for advanced integrated circuit devices. A vertical furnace with much faster thermal ramp capabilities was shipped to three different customers. The Company also shipped a new model of its carrier cleaning system developed late in 1995 and a chemical delivery unit to interface between bulk chemical storage and the Company's batch and single substrate chemical processing tools. The adoption of any of these tools for future widespread production use is dependent on a number of factors including, but not limited to, performance and pricing competition from other equipment manufacturers.

In February of 1996, the Company merged with Semy Engineering, Inc. (Semy) in a transaction accounted for as a pooling-of-interests and consequently, the Company's financial statements prior to the merger have been restated to include Semy. Semy accounted for 10.2% of 1995 sales and 8.6% of 1996 sales after eliminating intercompany transactions.

International sales, predominantly to customers based in Europe and Asia, accounted for 43.9% of net sales in fiscal 1996 compared to 40.4% in the prior year. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage may fluctuate from period to period.

Gross Profit. Gross margin decreased to 48.6% in fiscal 1996 from 51.3% in the prior year. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the costs to manufacture, service and support new and enhanced products, as well as the mix and average selling prices of products sold. The Company believes that the largest single factor in the 1996 gross margin decline are costs and inefficiencies related to the manufacturing and servicing of recently developed products. The number of new tool models introduced in fiscal 1996 was unprecedented in the Company's history, both as to number and complexity. The Company anticipates that the cost to manufacture and support the newer tool models will improve over time, but that it will continue to design and sell additional models of its existing tools and additional tool types, which may somewhat offset the anticipated improvement in gross margins.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $40.9 million or 23.5% of net sales in fiscal 1996 compared to $31.8 million or 24.8% of net sales in the prior year. The $9.1 million increase in SG&A expense in 1996 as compared to 1995 reflects higher costs associated with increased sales volumes, a broader range of equipment to market and service, costs associated with additional sales and service personnel supporting the Asian marketplace, and employee severance cost accruals provided at year end in response to a decline in the Company's fourth quarter bookings, partially offset by reduced employee bonus costs. The decline in these expenses, as a percentage of net sales, was primarily due to improved overhead absorption. A substantial portion of the Company's SG&A expense is fixed in the short term. While it is the Company's goal to continue to reduce SG&A expense as a percentage of net sales during periods of rising sales, a decline in net sales would cause the Company's selling, general and administrative expense to increase as a percentage of net sales and could have an adverse effect on the Company's business and results of operations.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expenses were $19.5 million or 11.2% of net sales in fiscal 1996 compared to $11.4 million or 8.9% of net sales in the prior year.

Spending on R&D increased 70.8% or $8.1 million in absolute dollars over the prior year due to the number and complexity of projects undertaken. The Company is committed to technology leadership in the semiconductor equipment industry and expects to continue to fund research and development expenditures with a multiyear perspective. Such funding has resulted in fluctuations in R&D expenses from period to period in the past. The Company expects such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and changes in the level of net sales.

Cost of Technology Rights. In 1979, the Company acquired certain technology rights from Raymon F. Thompson for installment payments equal to 8% of revenues from the sale of certain of the Company's products that embody the technology. All expense recognized in fiscal 1995 relates to the period from October 1, 1994 to February 2, 1995. All payments for technology rights ceased in conjunction with the Company's initial public offering resulting in no cost to the Company from that point forward, including all of fiscal 1996.

Other Income (Expense). Interest income on short-term investments declined from $428,000 in fiscal 1995 to $173,000 in 1996 as the funds raised in the Company's initial public offering have been invested in receivables, inventory and fixed assets. The Company realized a net loss of $17,000 on the sale of fixed assets in 1996 compared to a net gain of $191,000 the year before.

Provision for Income Taxes. The provisions for income taxes for 1996 and 1995 were $8.9 million and $6.4 million, respectively. Effective in 1986, the Company elected to have its United States income taxed under Subchapter S of the Code. The Company, however, remained a taxpaying entity for Montana state income tax purposes. Income tax provisions recognized by the Company after 1986 and before February 1, 1995 relate to state income taxes and taxes imposed by foreign governments on the Company's foreign operations. The Company terminated its Subchapter S election as of the close of business on January 31, 1995 and subsequent to that date became subject to federal income taxation at the corporate level.


YEARS ENDED SEPTEMBER 30, 1995 AND 1994

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased $65.7 million (105.0%) to $128.3 million in 1995 from $62.6 million in 1994. This increase was primarily attributable to increased unit volumes of existing products and the continued market penetration of products with higher average selling prices introduced in recent years.

The Company's largest product line growth occurred in the Magnum automated multimodule chemical processing system and the Storm wafer carrier cleaning system. The Magnum was introduced in the fourth quarter of fiscal 1994 and had no net sales in that year. Magnum net sales in fiscal 1995 totaled $9.1 million. Net sales of the Storm totaled $6.3 million and $802,000 in 1995 and 1994, respectively. Net sales of the VTP 1500 vertical furnace and the Equinox single substrate processor also grew rapidly in 1995. Each more than doubled net sales in fiscal 1995 and exceeded the corporate average growth rate. The controllers and supervisor systems sold by Semy increased 90% from $6.9 million in fiscal 1994 to $13.0 million in fiscal 1995. Net sales of the Company's established manual batch spray chemical tools increased 70% in 1995 compared to 1994. Net sales of spare parts and service are related to both current year sales and the Company's installed base of process tools. Growth in spare parts and service sales exceeded 50% in 1995 when compared to 1994.

International sales, predominantly to customers based in Europe and Asia, accounted for 40.4% of net sales in fiscal 1995 compared to 40.0% in the prior year.

Gross Profit. Gross margin increased to 51.3% in fiscal 1995 from 51.0% in the prior year. The Company's manufacturing facility was doubled in size from approximately 65,000 square feet to 130,000 square feet in an expansion completed mid-year in fiscal 1994. A further 40,000 square foot addition was completed at the end of the third quarter of fiscal 1995. The manufacturing and assembly space provided by these two additions enabled the Company to install improved material flow and assembly systems resulting in improved productivity and lower costs. Gross margins in both 1995 and 1994 were favorably impacted by the merger of Semy which, over the two-year period, had margins higher than the average of the Company's other products.

Selling, General and Administrative. SG&A expenses were $31.8 million or 24.8% of net sales in fiscal 1995 compared to $19.5 million or 31.1% of net sales in the prior year. The increase in these costs in absolute dollars reflects the increased costs associated with a much higher sales volume and, to a lesser extent, the ongoing costs related to being a public company for eight months of fiscal 1995. The decline in these expenses, as a percentage of net sales, was primarily due to improved overhead absorption. The increase in net sales was 105.0% compared to a 63.5% increase in SG&A expense. SG&A expense in both 1995 and 1994 was unfavorably impacted by the merger of Semy which, over the two-year period, had SG&A expense as a percentage of net sales higher than the Company average excluding Semy.

Research and Development. R&D expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expenses were $11.4 million or 8.9% of net sales in fiscal 1995 compared to $6.0 million or 9.5% of net sales in the prior year.

During fiscal 1995, the Company completed the development of the Magnum multimodule chemical processing system and began work on a larger version of this tool designed to process flat panel display substrates. New models of the Equinox single substrate processor were designed as a thick film resist develop tool, an acid immersion etch tool, a solvent resist strip tool, a solder bump plating tool, and a metal lift-off tool. The first VTP 1500 Express, fast ramp vertical furnace, was designed and built in fiscal 1995 in preparation for beta testing in fiscal 1996. The Storm III wafer carrier cleaning system was designed and introduced during the year to address the needs of customers with lower processing throughput needs or customers desiring smaller machines placed at multiple locations within their facility.

Spending on R&D increased 91.1% or $5.4 million in absolute dollars over the prior year due to the number and complexity of projects undertaken, but declined as a percentage of net sales which increased 105.0%. R&D expense, as a percentage of net sales, was higher in both 1995 and 1994 at Semy than the Company average excluding Semy.

Cost of Technology Rights. In 1979, the Company acquired certain technology rights from Raymon F. Thompson for installment payments equal to 8% of revenues from the sale of certain of the Company's products that embody the technology. All expense recognized in fiscal 1995 relates to the period from October 1, 1994 to February 2, 1995. All payments for technology rights ceased in conjunction with the Company's initial public offering resulting in no cost to the Company from that point forward.

Other Income (Expense). Other income (expense) includes interest income on short-term investments and interest expense on bank borrowings. Interest expense net of interest income declined from $708,000 in fiscal 1994 to $143,000 in fiscal 1995 primarily as a result of decreased borrowings and increased investment income subsequent to the Company's public stock offering in February of 1995. The Company realized a net gain of $191,000 on the sale of fixed assets in 1995 compared to $7,000 the year before.

Provision for Income Taxes. The provisions for income taxes for 1995 and 1994 were $6.4 million and $194,000, respectively. Effective in 1986, the Company elected to have its United States income taxed under Subchapter S of the Code. The Company, however, remained a taxpaying entity for Montana state income tax purposes. Income tax provisions recognized by the Company after 1986 and before February 1, 1995 relate to state income taxes and taxes imposed by foreign governments on the Company's foreign operations. The Company terminated its Subchapter S election as of the close of business on January 31, 1995 and subsequent to that date became subject to federal income taxation at the corporate level.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth since its February 1995 initial public offering primarily through amounts raised in conjunction with that offering and borrowings on its revolving line of credit. Cash used by operating activities in fiscal 1996 was $4.2 million as compared to $6.6 million provided by operations in fiscal 1995. Substantial investments in accounts receivable and inventory occurred in both years as sales levels increased. As of September 30, 1996, the Company had $39.2 million of accounts receivable and $36.9 million of inventory, compared to $28.5 million of accounts receivable and $19.3 million of inventory at September 30, 1995. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or more for more complex products. Accordingly, while the Company's finished goods inventory accounts for less than 10% of total inventory, overall inventory levels tend to fluctuate with the level and type of orders received. Currently, the tools with the longest average cycle times are the automated batch chemical tools and the single substrate processor. The Company expects future receivable and inventory balances to fluctuate with net sales.

Investing activities consisted primarily of acquisitions of property and equipment and, in fiscal 1996, $4.0 million of net sales of marketable securities purchased in the prior year. Property and equipment purchases used cash of $8.1 million in fiscal 1995 and $10.2 million in fiscal 1996. Capacity expansions were completed in both fiscal years. In fiscal 1995, approximately 40,000 square feet were added to the Company's main facility in Kalispell, Montana, resulting in a 170,000 square foot total size. Also in fiscal 1995, the Company purchased land and buildings in Cambridge, England in support of its sales and service effort. During fiscal 1996, the Company constructed and put into service a separate satellite facility in Kalispell totaling approximately 21,000 square feet and refurbished one of the several buildings on the Cambridge, England site for use as office space and an inventory storage depot. In connection with the merger of Semy, the Company invested $1.2 million in a covenant not to compete with certain of the principals of Semy.

Financing activities consisted primarily of $4.0 million of borrowings in excess of repayments under the Company's revolving line of credit, and $0.9 million of long-term debt repayments.

As of September 30, 1996, the Company's principal sources of liquidity consisted of approximately $3.1 million of cash and cash equivalents, $6.0 million available under the Company's $10 million revolving line of credit, and $15 million under a long-term facility put in place during the fourth quarter of fiscal 1996. Both credit facilities are with Seafirst Bank and bear interest at the bank's prime lending rate. The revolving line of credit expires on December 31, 1997 when all principal amounts owing are due. The long-term credit facility expires on December 31, 1998 with principal amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2003.

The Company believes that cash and cash equivalents, funds generated from operations, and funds available under its bank lines will be sufficient to meet the Company's planned capital requirements during the next twelve months including the spending of approximately $9.0 million to purchase property, plant and equipment. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities or to fund greater than anticipated growth. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


LITIGATION

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.


NEW ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company must implement SFAS No. 123 on October 1, 1996. Management does not plan to adopt the measurement provisions of SFAS No. 123, although the Company will comply with the pro forma disclosure requirements of the Statement in its 1997 annual financial statements.


Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                                               PART III


Item 10.  Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors of the Company:

          Name              Age                Position
   Raymon F. Thompson       55   Chairman of the Board of Directors, Chief
                                 Executive, Officer and President
   Robert W. Berner         52   Vice President and General Manager,
                                 Metallization Group
   Timothy C. Dodkin        47   Managing Director, Semitool Europe Ltd.
   James R. Gordley         45   Vice President, Sales, Thermal Products
                                 Division
   Jean B. Hugues           38   Vice President and General Manager, Thermal
                                 Products Division
   Gregory L. Perkins       53   Vice President and General Manager
   John W. Sullivan         50   Vice President, Finance and Assistant Secretary
   Steven R. Thompson       33   Vice President
   Howard E. Bateman (1)    62   Director
   Richard A. Dasen (2)     54   Director
   Daniel J. Eigeman (2)    62   Director
   Ryal R. Poppa (2)        63   Director
   Calvin S. Robinson (1)   76   Director and Secretary
-----------

(1)      Member of the Compensation and Stock Option Committee.
(2)      Member of the Audit Committee.

The following sets forth the background of each of the Company's executive officers and directors, including the principal occupation of those individuals for the past five years:

Raymon F.  Thompson  founded  the  Company  and has  served as  Chairman,  Chief
Executive Officer and President since its inception in 1979. In 1979, Mr. Thompson designed, patented and introduced the first on-axis rinser/dryer for the semiconductor industry.

Robert W. Berner joined the Company in 1991 and has served as the Company's Engineering Manager from October 1991 until August of 1995 when he was appointed General Manager of the Equinox Divison. In January of 1996, he was appointed General Manager and Vice President of the Metallization Group. Prior to joining the Company, Mr. Berner worked for Motorola, a semiconductor manufacturer, for 16 years.

Timothy C. Dodkin joined the Company in 1985 and served as the Company's European Sales Manager from 1985 to 1986. Since 1986, Mr. Dodkin has served as Managing Director of Semitool Europe, Ltd. Prior to joining the Company, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

James R. Gordley joined the Company in 1989 as Vice President, Sales and Marketing and, in October 1994, was appointed Vice President and Director of Sales, Thermal Products Division. For twelve years prior to joining the Company, Mr. Gordley was employed by Minnesota Mining and Manufacturing Corporation, a manufacturing conglomerate, where he held several sales and management positions.

Jean B. Hugues joined the Company with the merger of Semy in February of 1996. In October of 1996, he was appointed Vice President and General Manager, Thermal Products Division. Prior to joining the Company, Mr. Hugues was Founder and President of Semy Engineering, Inc., for 11 years.

Gregory L. Perkins joined the Company in 1990 as Vice President, Manufacturing and, since August 1994, has served as the Company's Vice President and General Manager. Prior to joining the Company, Mr. Perkins served as General Manager for Modulair, Inc., a manufacturer of clean rooms, from 1987 to 1990.

John W. Sullivan joined the Company in March 1993 as Vice President, Finance and was appointed Assistant Secretary in February 1996. From 1974 to 1992, Mr. Sullivan was employed by United Dominion Industries, a manufacturing and construction company, most recently as a Group Vice President of Finance. Mr. Sullivan is a Certified Public Accountant.

Steven R. Thompson joined the Company in 1979 and served as Vice President and General Manager, Thermal Products Division from 1990 to September of 1996. Prior to 1990, he served as Engineering Manager, Thermal Products Division from 1988 to 1990 and Manufacturing Manager, Thermal Products Division from 1986 to 1988. Steven R. Thompson is Raymon F. Thompson's son.

Howard E. Bateman has served on the Company's Board of Directors since 1990. Mr. Bateman formerly owned and operated Entech, a Pennsylvania company that has been an independent sales representative for the Company's products since 1979.

Richard A. Dasen has served on the Company's Board of Directors since 1984. From 1974 to 1992, Mr. Dasen owned and managed Evergreen Bancorporation, a multi-bank holding company. Since 1992, Mr. Dasen has been an independent businessman.

Daniel J. Eigeman has served on the Company's Board of Directors since 1985. From 1971 to 1993, Mr. Eigeman was President of Eigeman, Hanson & Co., P.C., an accounting firm, and since 1993 has been Vice President of Junkermier, Clark, Campanella, Stevens, P.C., CPAs. Mr. Eigeman served as President of the Montana Society of Certified Public Accountants in 1993.

Ryal R. Poppa has served on the Company's Board of Directors since May of 1995. Mr. Poppa is the former Chairman of the Board, Chief Executive Officer and a director of Storage Technology Corporation.

Calvin S. Robinson has served as a director of the Company since 1982 and, since February 1996 has served as the Company's Secretary. Mr. Robinson has been of counsel to Murphy, Robinson, Heckathorn & Phillips since 1989. This firm has provided legal services to the Company since 1979. Mr. Robinson is also a director of Winter Sports, Inc.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  The following documents are filed as a part of this report:

1.   Financial Statements:

         Report of Independent Accountants

         Consolidated Balance Sheets at September 30, 1996 and
                  September 30, 1995

         Consolidated Statements of Income for the Years Ended
                  September 30, 1996, September 30, 1995, and
                  September 30, 1994

         Consolidated  Statements  of  Changes in  Shareholders'  Equity for the
                  Years Ended September 30, 1996, September 30, 1995 and September 30, 1994

         Consolidated Statements of Cash Flows for the Years Ended September 30,
                  1996, September 30, 1995 and September 30, 1994

         Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:

         Report of Independent Accountants

         II - Valuation and Qualifying Accounts

3.   Exhibits:

(a) The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.                     Description

2.1       Asset Purchase Agreement and Plan of Reorganization, dated as of
           February 19, 1996 between the Company and Semy Engineering, Inc. (1)
3.1       Restated Articles of Incorporation of the Company (2)
3.2 By-laws of the Company dated August 1, 1979 and related amendments to these By-laws (2)
10.1      Form of Semitool, Inc. S Corporation Termination, Tax Allocation and
           Indemnification Agreement between the Company and its current shareholders (2)
10.2      Form of Indemnification Agreement between the Company and each of its officers and directors (2)
10.3      Form of Semitool, Inc. 1994 Stock Option Plan (2)
10.4      Form of Agreement and Plan of Merger between the Company and
           Semitherm, Inc. (2)
10.5      Aircraft Lease Agreement, dated September 9, 1994, between the Company and Mr. Thompson (2)
10.6      Aircraft Lease Agreement, dated November 1, 1994, between the Company and Mr. Thompson (2)
10.7      Agreement, dated June 7, 1983, between the Company and Entech (2)
10.8      Form of Agreement of Cancellation of Sale Agreement between the
           Company and Mr. Thompson (2)
10.9      Agreement of Sale of Centrifugal Wafer Processor Invention, dated
           August 1, 1979, between the Company and Mr. Thompson (2)
10.10     Articles of Merger, dated September 1, 1993, of Semitool, Inc., a
           California corporation, with and into the Company (2)
10.11     Agreement, dated June 1994, among Robert G. Massey, Donald W, Heidt,
           Steven R. Thompson, Semitherm, Inc., Semitherm Partnership,
           Mr. Thompson and the Company (2)
10.12     Agreement  between the Company and the Semitool European Companies (2)
10.13     Aircraft Lease Agreement, dated April 1, 1996, between the Company and Mr. Thompson (3)
10.14 Business Loan Agreement, dated September 30, 1996, between the Company and the Bank of America NW, N.A. doing business as Seafirst Bank (3)
10.15 Promissory Note, dated September 30, 1996, between the Company and the Bank of America NW, N.A. doing business as Seafirst Bank (3)
11.1      Statement Re Computation of Pro Forma per share Earnings (3)
21.1      Subsidiaries of Registrant (3)
27.1      Financial data schedule (3)

(1) Incorporated herein by reference to the identically numbered exhibits to the Company's Current Report on Form 8-K, date of report February 29, 1996.

(2) Incorporated herein by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(b) Reports on Form 8-K. During the fourth quarter of fiscal 1996, there were no Form 8-K's filed by the Company.
(c) Exhibits. The Exhibits listed in Item 14(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or incorporated herein by reference.
(d) Financial Statement Schedules.  See Item 14(a)(2) above.

(3) Filed herewith.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 27, 1996                       SEMITOOL, INC.



                                            By: /s/Raymon F. Thompson
                                                -------------------------
                                                Raymon F. Thompson
                                                Chairman of the Board, President
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                                Title                            Date


/s/Raymon F. Thompson
-----------------------------------  Chairman of the Board, President and     December  27,  1996
Raymon F. Thompson                   Chief Executive Officer
                                     (Principal Executive Officer)


/s/John W. Sullivan
-----------------------------------  Vice President-Finance, Assistant        December  27,  1996
John W. Sullivan                     Secretary and
                                     Chief Financial Officer
                                     (Principal Financial
                                         Accounting Officer)


-----------------------------------
Howard E. Bateman                                   Director                  December  __,  1996



/s/Richard A. Dasen
----------------------------------
Richard A. Dasen                                    Director                  December  27,  1996



/s/Daniel J. Eigeman
----------------------------------
Daniel J. Eigeman                                   Director                  December  27,  1996



----------------------------------
Ryal R. Poppa                                       Director                  December  __,  1996



/s/Calvin S. Robinson
----------------------------------
Calvin S. Robinson                           Director and Secretary           December  27,  1996


                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Semitool, Inc.


We have audited the accompanying consolidated balance sheets of Semitool, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended September 30, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semitool, Inc. and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended September 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



                                           Coopers & Lybrand L.L.P.


Spokane, Washington
November 1, 1996





                                                   SEMITOOL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                             September 30, 1996 and 1995
                                  (Amounts in Thousands, Except for Share Amounts)

                                                       ASSETS
                                                                                                              1996              1995
Current assets:
   Cash and cash equivalents ...................................................................          $  3,058          $ 11,939
   Marketable securities .......................................................................              --               4,010
   Trade receivables, less allowance for doubtful accounts of $233 and $213.....................            39,183            28,483
   Inventories .................................................................................            36,909            19,263
   Prepaid expenses and other current assets ...................................................             2,323             1,334
   Deferred income taxes .......................................................................             4,373             2,719
                                                                                                          --------          --------
         Total current assets ..................................................................            85,846            67,748
Property, plant and equipment, net .............................................................            26,337            18,771
Intangibles, less accumulated amortization of $899 and $481 ....................................             1,581             1,249
Other assets, net ..............................................................................             1,190               299
                                                                                                          --------          --------
         Total assets ..........................................................................          $114,954          $ 88,067
                                                                                                          ========          ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank ........................................................................          $  4,000          $   --
   Accounts payable ............................................................................            17,177             6,062
   Accrued commissions .........................................................................             1,751             2,092
   Accrued warranty and installation ...........................................................             7,997             4,251
   Accrued payroll and related benefits ........................................................             5,032             9,181
   Other accrued liabilities ...................................................................               594             2,021
   Customer advances ...........................................................................             3,757             2,949
   Income taxes payable ........................................................................             1,334             2,982
   Long-term debt, due within one year .........................................................               374               924
   Payable to shareholders .....................................................................                33                77
                                                                                                          --------          --------
         Total current liabilities .............................................................            42,049            30,539
Long-term debt, due after one year .............................................................             3,637             4,011
Deferred income taxes ..........................................................................             1,265               704
                                                                                                          --------          --------
         Total liabilities .....................................................................            46,951            35,254
Commitments and contingencies (Note 9)                                                                    --------          --------
Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, no
      shares issued and outstanding ............................................................              --                --
   Common stock, no par value, 30,000,000 shares authorized,
      13,655,577 and 13,649,902 shares issued and outstanding
      in 1996 and 1995 .........................................................................            39,577            39,523
   Retained earnings ...........................................................................            28,426            13,290
                                                                                                          --------          --------
         Total shareholders' equity ............................................................            68,003            52,813
                                                                                                          --------          --------
         Total liabilities and shareholders' equity ............................................          $114,954          $ 88,067
                                                                                                          ========          ========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                                                   SEMITOOL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                for the years ended September 30, 1996, 1995 and 1994
                                (Amounts in Thousands, Except for Per Share Amounts)

                                                                           1996             1995             1994

Net sales ......................................................        $174,204         $128,326         $ 62,597
Cost of sales ..................................................          89,573           62,468           30,640
                                                                        --------         --------         --------
Gross profit ...................................................          84,631           65,858           31,957
                                                                        --------         --------         --------
Operating expenses:
    Selling, general and administrative ........................          40,946           31,843           19,473
    Research and development ...................................          19,503           11,416            5,975
    Cost of technology rights ..................................            --              1,672            3,489
                                                                        --------         --------         --------
       Total operating expenses ................................          60,449           44,931           28,937
                                                                        --------         --------         --------
Income from operations .........................................          24,182           20,927            3,020
                                                                        --------         --------         --------
Other income (expense):
    Interest income ............................................             173              428               87
    Interest expense, net ......................................            (540)            (571)            (795)
    Other, net .................................................             211              456               52
                                                                        --------         --------         --------
                                                                            (156)             313             (656)
                                                                        --------         --------         --------
Income before income taxes .....................................          24,026           21,240            2,364
Provision for income taxes .....................................           8,890            6,355              194
                                                                        --------         --------         --------
Net income .....................................................        $ 15,136         $ 14,885         $  2,170
                                                                        ========         ========         ========
Unaudited pro forma information (Notes 1 and 14):
    Income from operations before pro forma
       adjustments .............................................        $ 24,182         $ 20,927         $  3,020
    Elimination of cost of technology rights ...................            --              1,672            3,489
                                                                        --------         --------         --------
    Income from operations .....................................          24,182           22,599            6,509
    Other income (expense), net ................................            (156)             313             (656)
                                                                        --------         --------         --------
    Income before income taxes .................................          24,026           22,912            5,853
    Provision for income taxes .................................           8,890            8,509            2,130
                                                                        --------         --------         --------
    Net income .................................................        $ 15,136         $ 14,403         $  3,723
                                                                        ========         ========         ========
    Net income per share .......................................        $   1.09         $   1.15         $   0.37

    Shares used in pro forma calculation .......................          13,858           12,563            9,946


The accompanying notes are an integral part of the consolidated financial statements.


                                                     SEMITOOL, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  for  the  years  ended
                  September 30, 1996,  1995 and 1994 (Amounts in Thousands, Except for Per Share Amounts)



                                                                                  Common Stock
                                                                   -------------------------------------------
                                                                                        Semitool
                                                                        Semitool,       European    Semitherm,
                                                                          Inc.          Companies      Inc.
                                                                   -------------------------------------------
                                                                   Number
                                                                     of                                        Retained
                                                                   Shares     Amount     Amount      Amount    Earnings       Total


Balance September 30, 1993 ...................................      8,657   $  1,034   $     36    $    100    $  1,571    $  2,741
 Net income ..................................................       --         --         --          --         2,170       2,170
 Dividends on common stock
     ($.12 per share) ........................................       --         --         --          --          (978)       (978)
 Note payable converted to stock .............................       --         --         --         9,300        --         9,300
 Redemption and retirement of stock ..........................       --         --         --          (750)       --          (750)
 Stock compensation ..........................................       --            4       --          --          --             4
                                                                    -----   --------   --------    --------    --------    --------
Balance September 30, 1994 ...................................      8,657      1,038         36       8,650       2,763      12,487
 Net income ..................................................       --         --         --          --        14,885      14,885
 Dividends on common stock
     ($1.08 per share) .......................................       --         --         --          --        (8,665)     (8,665)
 Proceeds from initial public offering .......................      4,242     33,414       --          --          --        33,414
 Purchase and merger of Semitherm, Inc. ......................
     for Semitool, Inc. stock ................................        692       --         --        (8,650)      8,650        --
 Purchase of the Combined Group of
     Semitool European Companies
     by Semitool, Inc. .......................................       --         --          (36)       --          (170)       (206)
 Contribution of S corporation
     retained earnings with change
     to C corporation status .................................       --        4,173       --          --        (4,173)       --
 Exercise of stock options ...................................         59        509       --          --          --           509
 Stock compensation ..........................................       --           18       --          --          --            18
 Income tax effect of nonqualified
     stock options ...........................................       --          371       --          --          --           371
                                                                   ------   --------   --------    --------    --------    --------
Balance September 30, 1995 ...................................     13,650     39,523       --          --        13,290      52,813
 Net income ..................................................       --         --         --          --        15,136      15,136
 Exercise of stock options ...................................          6         54       --          --          --            54
                                                                   ------   --------   --------    --------    --------    --------
Balance September 30, 1996 ...................................     13,656   $ 39,577   $   --      $   --      $ 28,426    $ 68,003
                                                                   ======   ========   ========    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                   SEMITOOL, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                for the years ended September 30, 1996, 1995 and 1994
                                               (Amounts in Thousands)

                                                                                         1996               1995               1994

Operating activities:
  Net income ..............................................................          $ 15,136           $ 14,885           $  2,170
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        (Gain) loss on sale of equipment ..................................                17               (191)                (7)
        Depreciation and amortization .....................................             4,002              2,392              1,743
        Interest on shareholder note ......................................              --                 --                  301
        Reduction in patent costs .........................................                42                 50               --
        Deferred income tax benefit .......................................            (1,093)            (2,138)              --
        Stock compensation ................................................              --                   18                  4
        Change in:
          Trade receivables ...............................................           (10,700)           (15,155)            (3,456)
          Inventories .....................................................           (18,837)            (8,343)            (2,223)
          Prepaid expenses and other current assets .......................              (989)              (921)                 5
          Shareholders receivable/payable .................................               (44)              (668)             1,413
          Other assets ....................................................               134               (268)                33
          Accounts payable ................................................            11,115               (262)              (168)
          Accrued commissions .............................................              (341)               846                669
          Accrued warranty and installation ...............................             3,746              3,502                467
          Accrued payroll and related benefits ............................            (4,149)             6,429                818
          Other accrued liabilities .......................................            (1,427)             1,276                152
          Customer advances ...............................................               808              2,019               (553)
          Income taxes payable ............................................            (1,648)             3,175                 92
             Net cash provided by (used in) operating                                --------           --------            -------
             activities ...................................................            (4,228)             6,646              1,460
                                                                                     --------           --------            -------
Investing activities:
  Purchases of marketable securities ......................................              --              (10,015)              --
  Proceeds from the sale of marketable securities .........................             4,010              6,005               --
  Purchases of property, plant and equipment ..............................           (10,194)            (8,069)            (6,141)
  Increase in intangible assets ...........................................              (796)              (841)              (325)
  Increase in covenant not to compete .....................................            (1,200)              --                 --
  Proceeds from sale of equipment .........................................               397                192                 25
                                                                                     --------           --------           --------
             Net cash used in investing activities ........................            (7,783)           (12,728)            (6,441)
                                                                                     --------           --------           --------
Financing activities:
  Net proceeds from initial public offering ...............................              --               33,414               --
  Proceeds from exercise of stock options .................................                54                509               --
  Borrowings under line of credit .........................................            49,170             12,805             23,208
  Repayments under line of credit .........................................           (45,170)           (19,045)           (20,129)
  Proceeds from long-term debt ............................................              --                   71              3,636
  Repayments of long-term debt ............................................              (924)            (2,394)            (1,071)
  Net borrowings from shareholder .........................................              --                 --                  898
  Dividends distributed ...................................................              --               (8,871)              (978)
  Change in bank overdraft ................................................              --                 --                  (28)
                                                                                     --------           --------           --------
             Net cash provided by financing activities ....................             3,130             16,489              5,536
                                                                                     --------           --------           --------
Net increase (decrease) in cash and cash equivalents ......................            (8,881)            10,407                555
Cash and cash equivalents at beginning of year ............................            11,939              1,532                977
                                                                                     --------           --------           --------
Cash and cash equivalents at end of year ..................................          $  3,058           $ 11,939           $  1,532
                                                                                     ========           ========           ========


                                                   SEMITOOL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                for the years ended September 30, 1996, 1995 and 1994
                                               (Amounts in Thousands)


                                                                                           1996              1995              1994
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Interest, net of amounts capitalized ....................................           $   582           $   579           $   491
     Income taxes ............................................................            10,699             5,711                99

Supplemental disclosures of noncash financing and investing activity:
     Inventory transferred to equipment ......................................           $ 1,191           $   994           $   223
     Equipment transferred to inventory ......................................              --                --                 115
     Noncurrent deposit reclassified to prepaid expenses .....................              --                --                  71
     Conversion of note payable to shareholder into
        Semitherm, Inc. common stock .........................................              --                --               9,300
     Purchase of Semitherm, Inc. common stock in exchange
        for notes payable ....................................................              --                --                 750



The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool) designs, manufactures, markets and services equipment used in the manufacture of semiconductors as well as other products requiring similar processes including thin film heads, compact disc masters, flat panel displays and hard disk media. Semitool has various subsidiaries which operate as sales and service offices in their respective geographic areas.

Significant accounting policies followed by Semitool, Inc. and its subsidiaries (the Company) are:

Principles of Consolidation

The 1996 consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Italia SRL; Semitool KK, Japan; Semitool, Inc., Korea; Semitool, Inc., FSC; Semy Engineering, Inc. (Semy) and Rhetech, Inc. (Rhetech). The British, German, and French Companies (the "Combined Group of Semitool European Companies") were acquired by Semitool in connection with the initial public offering (Offering) in February 1995. Semitool also acquired all the outstanding common shares of Semitherm, Inc. (Semitherm) in exchange for its common stock in connection with the Offering and concurrently merged Semitherm into Semitool (see Note 12) in February 1995.

On February 29, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Semy, in exchange for 600,000 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method and accordingly all periods presented are restated to show the effects of this transaction as if it had occurred at the beginning of each period presented.

Separate net sales and net income of the combined companies are presented in the following table (in thousands):


                                                                    Five Months                   Year                     Year
                                                                       Ended                      Ended                    Ended
                                                                    February 29,               September 30,           September 30,
                                                                        1996                       1995                     1994
Net sales:
   Semitool .......................................                   $ 56,957                   $115,300                 $ 55,742
   Semy ...........................................                      7,424                     13,026                    6,855
                                                                      --------                   --------                 --------
                                                                      $ 64,381                   $128,326                 $ 62,597
                                                                      ========                   ========                 ========
Net income:
   Semitool .......................................                   $  5,392                   $ 14,880                 $  2,073
   Semy ...........................................                      1,331                          5                       97
                                                                      --------                   --------                 --------
                                                                      $  6,723                   $ 14,885                 $  2,170
                                                                      ========                   ========                 ========

1.  Company  Organization  and  Summary  of  Significant   Accounting  Policies,
continued:

Principles of Consolidation, continued:

All significant intercompany accounts and transactions are eliminated in consolidation.

The 1994 financial statements represent the combined accounts of Semitool, Semitherm and the Combined Group of Semitool European Companies. The companies were under common control of one shareholder and engaged in the same business. Other companies under the control of this shareholder which were not engaged in the same business were not combined. All significant intercompany accounts and transactions were eliminated in the combination.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

The Company considers cash equivalents to consist of short-term, highly liquid investments with remaining maturities at time of purchase of three months or less. Substantially all of its cash and cash equivalents are held by five major financial institutions.

Marketable Securities

The Company's marketable securities are classified as available-for-sale. Available-for-sale securities consist primarily of municipal bonds which are carried at market value. Realized gains and losses on the sale of these securities are recognized in the statement of income in the period they are sold on a specific identification basis. The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses. For other than a temporary decline in the value of an investment below cost, the investment is reduced to its net realizable value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a loss in the statement of income. Any recovery of market value in excess of the investment's new cost basis is recognized as a realized gain only upon sale or other disposition of the investment. Factors which the Company evaluates in determining the existence of any other than temporary decline in value include the length of time and extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; and the intent and ability of the Company to retain its investment for the anticipated period of time for the recovery in market value.

1.  Company  Organization  and  Summary  of  Significant   Accounting  Policies,
Continued:

Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or net realizable value. The Company periodically reviews its inventories to identify slow moving and obsolete inventories to record such inventories at net realizable values. It is reasonably possible that the Company's estimates regarding net realizable values could change in the near term due to technological changes.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method with estimated useful lives as follows:

Buildings and improvements                                           10-40 years
Machinery and equipment                                               2-5 years
Furniture, fixtures and leasehold
 improvements                                                         5-7 years
Vehicles and aircraft                                                 5-10 years

Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

Interest Capitalization

The Company capitalizes interest costs during the construction period for qualifying assets. During the years ended September 30, 1996, 1995 and 1994, the Company capitalized $9,000, $18,000 and $201,000 of interest costs, respectively.

Intangible Assets

Intangible assets include, among other things, the cost of internally developed software and patents.

Costs incurred for internally developed software products and enhancements after technological feasibility and marketability have been established for the related product are capitalized and are stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining economic life of the product, estimated at three years.

The cost of patents is amortized on a straight-line basis over the lesser of the statutory life of 17 years or estimated product life.

1.  Company  Organization  and  Summary  of  Significant   Accounting  Policies,
Continued:

Intangible Assets, continued:

It is reasonably possible that estimates of future gross revenues for software products, the estimated remaining product life, or both could change in the near term due to technological advances which would result in a reduction in the carrying value of capitalized software development costs and patents.

Accrued Payroll and Related Benefits

The Company records the estimated costs of employee severance at the date management implements a plan of termination. In September 1996, management implemented a plan which included a planned reduction in the Company's workforce by approximately 10%.

Foreign Currency

The functional currency for the Company's foreign operations is the U.S. dollar, in which substantially all sales and purchases are denominated. Realized gains and losses from foreign currency transactions and unrealized gains and losses from re-measurement of the financial statements of the foreign operations into the functional currency are included in the consolidated statements of income.

Revenue Recognition

Revenue from sales of products is generally recognized at the time the product is shipped.

Accrued Warranty and Installation

The Company's remaining obligations at time of shipment for installation and warranty are accrued concurrently with the revenue recognized. The Company has made a provision for its warranty and installation obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company's warranty and installation obligations, including changing product designs and specifications, the ultimate amount incurred for all warranty and installation costs could change in the near term from the Company's currently recorded provision.

Research and Development Costs

Costs of research and development are expensed as incurred.

Income Taxes

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method of computing deferred income taxes. The adoption of SFAS No. 109 did not have a material effect on the financial condition or results of operations of the Company.

1.Company Organization and Summary of Significant Accounting Policies,
  Continued:

Net Income Per Common Share

Historical net income per common share for the years ended September 30, 1996, 1995 and 1994 has not been presented as it is not meaningful in the presentation of these consolidated financial statements.

Pro forma net income per common share equals pro forma net income divided by the weighted average common shares outstanding, after giving effect to dilutive stock options and common shares issued for the acquisition of Semy.

Pro forma weighted average common shares outstanding has been calculated for the year ended September 30, 1994 using the sum of: (i) the weighted average outstanding common shares of Semitool, (ii) the additional common shares of Semitool issued for the acquisition of Semitherm as if such shares were outstanding for the entire period, (iii) the 600,000 common shares issued by Semitool to acquire Semy and (iv) the additional common shares that would need to be issued in connection with the Offering to fund dividends to shareholders in excess of net income for the year ended September 30, 1994 (see Notes 13 and 14).

In July 1995, the Board of Directors of Semitool adopted a resolution to split all common shares of Semitool on a 3-for-2 basis. All share amounts and per share data presented herein reflect the common stock split.

Reclassifications

Certain prior years' financial statement amounts have been reclassified to conform to the 1996 presentation. Such reclassifications had no impact on net income or retained earnings as previously presented.


2.    Inventories:

Inventories at September 30, 1996 and 1995 are summarized as follow (in thousands):

                                                            1996           1995

         Parts and raw materials                        $   18,157    $   10,080
         Work-in-process                                    15,702         7,834
         Finished goods                                      3,050         1,349
                                                        ----------    ----------
                                                        $   36,909    $   19,263
                                                        ==========    ==========

3.    Property, Plant and Equipment:

Property, plant and equipment at September 30, 1996 and 1995 is summarized as follows (in thousands):

                                                            1996          1995

Buildings and improvements                               $  12,504   $   11,037
Machinery and equipment                                     10,055        6,901
Furniture, fixtures and leasehold improvements               7,892        5,093
Vehicles and aircraft                                        5,478        2,585
                                                         ---------   ----------
                                                            35,929       25,616
Less accumulated depreciation and amortization             (12,072)      (9,147)
                                                         ---------   -----------
                                                            23,857       16,469
         Land and land improvements                          2,480        2,302
                                                         ---------   ----------
                                                         $  26,337   $   18,771
                                                         =========   ==========


4.    Note Payable to Bank:

The Company has two uncollateralized lines of credit totaling $25 million under an agreement with Seafirst Bank (Seafirst) . Borrowings under both of the lines of credit bear interest at the bank's prime lending rate (8.25% at September 30, 1996) with the first line of $10 million expiring on December 31, 1997 and the second line of $15 million expiring on December 31, 1998. The lines of credit require monthly interest payments only, with the $10 million line principal amount due in full on expiration and the $15 million line principal amount repayable in monthly principal and interest payments over a five-year period ending December 2003. At September 30, 1996, there were $4 million of advances outstanding on the first line of credit. The Company has the option with the second line of credit to fix the interest rate for specific periods of time ranging from 30 days to five years in amounts of $500,000 or more. The option, if exercised, would fix the interest rate at the London Interbank Offered Rate (LIBOR) plus two percent. The agreement for both lines of credit provides for a quarterly commitment fee on any unused portion of the lines of credit. Additionally, the agreement includes various restrictive covenants, the most significant of which relates to a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

5.     Long-Term Debt:

Long-term debt at September 30, 1996 is summarized as follows (in thousands):

Mortgage term note payable to Seafirst in monthly  installments of
 $23 including interest at a blended  rate of 5.5%,  maturing on
 September  1, 2014 (A)                                                  $3,102
Mortgage term note payable to Seafirst in monthly  installments of
 $25 including interest at a blended rate of 4.7%, maturing on
 December 1, 1999 (A)                                                       909
                                                                         ------
                                                                          4,011
    Less current portion                                                    374
                                                                         ------
                                                                         $3,637
                                                                         ======

(A)The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of Semitool necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Seafirst providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company's chief executive officer, and are subject to the restrictive covenants described in Note 4.

Principal maturities for long-term debt outstanding at September 30, 1996, are summarized by year as follows (in thousands):

                     Year Ending
                    September 30,

                        1997                                         $    374
                        1998                                              393
                        1999                                              412
                        2000                                              198
                        2001                                              134
                     Thereafter                                         2,500
                                                                     --------
                                                                     $  4,011
                                                                     ========

6.    Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the U.S. employees of Semitool, Semy and Rhetech may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee's voluntary contribution up to 5% of the employee's compensation. Semitool may also make non-matching contributions to the plan, which are determined annually by the Board of Directors. Total profit sharing contribution expense to this plan was approximately $639,000, $377,000 and $190,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member's personal pension plan with a United Kingdom insurance company. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a maximum rate of 2.5% of the employee's salary. However, there is no upper limit on the contributions payable by the employee. The total pension cost under this plan for the years ended September 30, 1996, 1995 and 1994 approximated $23,000, $15,000 and $11,000, respectively.
The pension agreement does not impose any obligation on the employer to make contributions for the periods after an individual retires or terminates employment.

The Company's other foreign subsidiaries do not operate their own pension plans, but retirement benefits are provided to employees through government plans operated in their respective countries.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). A total of 900,000 shares of common stock were reserved for issuance under the Option Plan. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options which qualify as incentive stock options to employees and nonqualified stock options to employees, officers, directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004, unless terminated earlier at the discretion of the Board of Directors.

      Option activity for the years ended September 30, 1996 and 1995 is as follows:


                                                                                       Nonqualified   Qualified
                                                                                         Number        Number        Option Price
                                                                                        of Shares     of Shares        Per Share
Outstanding, September 30, 1994 ................................................           --             --
   Granted .....................................................................         15,000        561,000        $ 8.67-$15.33
   Exercised ...................................................................           --          (58,715)       $ 8.67
   Canceled ....................................................................           --           (4,800)       $ 8.67
                                                                                         ------        -------        -------------
Outstanding, September 30, 1995 ................................................         15,000        497,485        $ 8.67-$15.33

   Granted .....................................................................         24,700        154,300        $12.00-$16.25
   Exercised ...................................................................           --           (5,675)       $ 8.67-$11.17
   Canceled ....................................................................           --          (50,000)       $ 8.67-$16.25
                                                                                         ------        -------        -------------
Outstanding, September 30, 1996 ................................................         39,700        596,110        $ 8.67-$16.25
                                                                                         ======        =======        =============
Exercisable, September 30, 1996 ................................................         20,520        141,378
                                                                                         ======        =======
      On September 30, 1996, 199,800 shares were available for grant.

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options. As a result, the Company received a tax benefit associated with those options of $371,000 in 1995, which has been recorded as additional contributed capital.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company must implement SFAS No. 123 on October 1, 1996. Management does not plan to adopt the measurement provisions of SFAS No. 123, although the Company will comply with the pro forma disclosure requirements of the Statement in its 1997 annual financial statements.


7.    Income Taxes:

The provision for income taxes for the years ended September 30, 1996, 1995 and 1994 consists of the following (in thousands):

                                               1996         1995         1994
         Federal:
            Current                        $  7,882     $    6,354    $      14
            Deferred                           (551)        (1,966)          --
         State:
            Current                           1,776          1,545          146
            Deferred                            (67)          (172)          --
         Foreign:
             Current                            325            594           34
             Deferred                          (475)            --           --
                                           --------     ----------    ---------
                                           $  8,890     $    6,355    $     194
                                           ========     ==========    =========

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 1996, 1995 and 1994 are as follows (in thousands):


                                             1996          1995         1994

         Domestic                        $   24,277     $   19,793    $   2,228
         Foreign                               (251)         1,447          136
                                         ----------     ----------    ---------
                                         $   24,026     $   21,240    $   2,364
                                         ==========     ==========    =========

Prior to February 1, 1995, Semitool and Semitherm were treated for federal and state (excluding Montana) income tax purposes as S corporations under Subchapter S of the Internal Revenue Code. As a result, the companies' earnings for such period were taxed at the shareholder level. Effective February 1, 1995, Semitherm was merged into Semitool and Semitool terminated its S corporation status (see Notes 1 and 12). From February 1, 1995, Semitool's earnings have been taxed as a C corporation and provisions for income taxes have been reflected in the consolidated financial statements. Semitool recorded a nonrecurring net deferred tax benefit of approximately $890,000 associated with the recognition of a related deferred tax asset due to the termination of the S corporation status in 1995.

The Company's foreign subsidiaries are subject to the tax regulations that exist in their respective countries. These subsidiaries provide for deferred taxation at current rates to take into account temporary differences between the treatment of certain items for financial statement purposes and the treatment of those items for corporation tax purposes. The components of the deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows (in thousands):

September 30, 1996 ......................................................             Assets            Liabilities           Total

Accrued liabilities, principally vacation and
   health insurance .....................................................            $   709            $  --               $   709
Accrued reserves, principally bad debt, warranty
   and inventory ........................................................              2,669               --                 2,669
Inventory capitalization ................................................                433               --                   433
Depreciation and software amortization ..................................               --               (1,265)             (1,265)
Covenant not to compete .................................................                 49               --                    49
Foreign net operating loss carryforward .................................                475               --                   475
Other ...................................................................                 38               --                    38
                                                                                     -------            -------             -------
Total ...................................................................            $ 4,373            $(1,265)            $ 3,108
                                                                                     =======            =======             =======

September 30, 1995 ......................................................             Assets            Liabilities           Total

Accrued liabilities, principally vacation and
    health insurance ....................................................            $   509            $  --               $   509
Accrued reserves, principally bad debt, warranty
   and inventory ........................................................              1,724               --                 1,724
Inventory capitalization ................................................                550               --                   550
Depreciation and software amortization ..................................               --                 (734)               (734)
Other ...................................................................                 47                (81)                (34)
                                                                                     -------            -------             -------
Total ...................................................................            $ 2,830            $  (815)            $ 2,015
                                                                                     =======            =======             =======

The Company does not believe a valuation allowance is necessary at September 30, 1996 to reduce the deferred tax asset as this asset will more likely than not be realized through the generation of future taxable income.

The differences between the consolidated provision for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 1996, 1995 and 1994 are as follows (in thousands):


                                                                                       1996                1995                1994

Amount computed using the statutory rate ...............................            $ 8,409             $ 7,434             $   805
Increase (decrease) in taxes resulting from:
   Benefit of recognition of deferred tax asset in
       connection with S corporation termination .......................               --                  (890)               --
   State taxes, net of federal benefit .................................              1,155                 893                 146
   Tax effect of income not subject to federal tax
       due to Subchapter S election ....................................               --                  (793)               (720)
   Effect of foreign taxes .............................................                (62)                119                 (12)
   Research and experimentation credit .................................               (355)               (140)               --
   Foreign sales corporation benefit ...................................               (695)               --                  --
   Other, net ..........................................................                438                (268)                (25)
                                                                                    -------             -------             -------
                                                                                    $ 8,890             $ 6,355             $   194
                                                                                    =======             =======             =======



8.    Related Party Transactions:

In August 1979, Semitool entered into an agreement with Raymon F. Thompson, the Company's chief executive officer and majority shareholder, to acquire all rights, title to and interest in a centrifugal wafer processor invention. The agreement called for payments to Mr. Thompson through September 30, 1999 amounting to 8% of all sales of the centrifugal wafer processor, equipment using the processor's technology and replacement parts. This agreement was terminated effective with the Offering in February 1995 (see Note 13). Total costs, pursuant to this agreement, were approximately $1,672,000 and $3,489,000 for the years ended September 30, 1995 and 1994, respectively.

Semitool also has agreements with Mr. Thompson to lease aircraft. The current rental rate is $109,500 per month. Under these agreements, rent expense was approximately $1,158,000, $835,000, and $650,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Periodically, Semitool advances funds to Mr. Thompson and pays certain expenses for the benefit of Mr. Thompson. These advances are offset by amounts payable to Mr. Thompson under the agreements described in the preceding paragraphs. Net advances to (from) Mr. Thompson are charged interest at the federal funds short-term rate. Associated with these advances, Mr. Thompson received approximately $2,000 and $66,000 of interest income in 1996 and 1994, respectively, and paid the company interest of $31,000 in 1995.

During  1994  and  prior,   Semitherm   received   advances  from  its  majority
shareholder, Mr. Thompson, and recorded such advances as a note payable to shareholder. The note bore interest at the federal funds short-term rate. Total interest expense relating to this note for the year ended September 30, 1994 approximated $301,000. In June 1994, the note payable totaling $9,300,000 was converted into common stock of Semitherm (see Note 12).

Semitool purchased raw materials approximating $651,000, $570,000, and $179,000 for the years ended September 30, 1996, 1995 and 1994, respectively, from a company owned by Mr. Thompson.


9.    Commitments and Contingencies:

The Company has various operating lease agreements for equipment and office space that expire through the year 2013. Total rent expense for the years ended September 30, 1996, 1995 and 1994, exclusive of amounts paid to a related party as described in Note 8, was approximately $950,000, $648,000, and $592,000, respectively. At September 30, 1996, future rental payments under these agreements and the aircraft leases described in Note 8 are as follows (in thousands):

                   Year Ending
                   September 30,                    Total

                       1997                         2,310
                       1998                         1,852
                       1999                         1,422
                       2000                           697
                       2001                            60
                    Thereafter                        397
                                                 --------
                                                 $  6,738
                                                 ========

A purported class action lawsuit brought by a Company shareholder was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stages of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor or that if the ultimate outcome is not in the Company's favor that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

10.   Concentration of Credit Risk and Foreign Operations:

At September 30, 1996 and 1995, the trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $20.5 million and $9.5 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

For the years ended September 30, 1996, 1995 and 1994, consolidated sales to one major customer represented 3.1%, 13.1% and 8.6% of total consolidated sales, respectively.

Summarized data for the Company's foreign operations (principally Europe) for the years ended September 30, 1996, 1995 and 1994 are as follows (in thousands):

                                                  1996         1995        1994

    Net sales - unaffiliated customers      $   49,197   $  38,091   $   14,740
    Income (loss) from operations                  332       1,677         (304)
    Identifiable assets                         23,472      13,232        4,702

Export sales from the Company's United States operations were approximately $27.2 million (16%), $13.7 million (11%) and $10.3 million (17%) for the years ended September 30, 1996, 1995 and 1994, respectively.


11.   Preferred Stock:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.


12.   Redemption of Semitherm Common Stock:

In June 1994, the shareholders of Semitherm entered into a reorganization agreement which resulted in the redemption of all minority shareholders' common stock leaving all remaining outstanding common stock of Semitherm owned by Raymon F. Thompson. The agreement also included the conversion of Mr. Thompson's note payable due from Semitherm aggregating $9.3 million into 46,500 shares of common stock. The 3,000 shares of common stock held by the minority shareholders were redeemed and retired by Semitherm at a value of $200 per share aggregating $600,000. The agreement included an additional payment of $150,000 upon a successful public offering of a combined Semitherm and Semitool entity which was disbursed in 1995.

13.   Transactions Associated with the Offering:

The consolidated balance sheet at September 30, 1995 reflects the acquisition of both Semitherm and the Combined Group of Semitool European Companies for 692,031 shares of Semitool common stock and cash of $206,000, respectively. As these entities were under common control and the historical financial statements have been presented on a combined basis, the Semitherm acquisition was accounted for as if it were a pooling-of-interests, and the cash payment for the acquisition of the Combined Group of Semitool European Companies was accounted for as a dividend. The consolidated balance sheet also reflects a distribution of accumulated S corporation earnings through January 31, 1995 (the date of termination of S corporation status) of approximately $8.7 million, which had been distributed as of September 30, 1995 and the contribution of the remaining S corporation retained earnings to common stock with the change to C corporation status.

In February 1995, the Company completed its initial public stock offering through the sale of 4,241,815 shares of its common stock. As a result of the Offering, the Company received net proceeds of approximately $33.4 million. Approximately $9.4 million and $8.7 million of the net proceeds were used to repay debt of the Company and make distributions of dividends to shareholders, respectively. Also, in connection with the completion of the Company's initial public offering, payments for technology rights to Mr. Raymon F. Thompson described in Note 8 ceased.


14.   Unaudited Pro Forma Statements of Income Information:

The following pro forma information reflects the effects of certain transactions that occurred as a result of the Offering which are more completely described in Notes 7 and 13.

The consolidated pro forma statements of income for the years ended September 30, 1995 and 1994 present the pro forma effects on the historical financial information to eliminate the cost of technology rights and to recognize a provision for income taxes at statutory rates applied to pro forma income before income taxes, net of actual research and development credits generated in each fiscal year. These adjustments have been made as if they occurred at October 1, 1993.

15.   Fair Value of Financial Instruments:

The Company has estimated the fair value of its financial instruments including cash and cash equivalents, payable to shareholder, note payable to bank and long-term debt. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates are not necessarily indicative of what the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 1996 for which it is practicable to estimate that value.

Cash and Cash Equivalents - The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Payable to Shareholder - The carrying value of the shareholder payable approximates fair value.

Note Payable to Bank - The carrying value of the note payable to bank approximates fair value due to the fact that the terms of the note were renegotiated in September 1996.

Long-Term Debt - The fair value of notes payable is based on the discounted value of contractual cash flows using a discount rate which the Company could currently obtain for debt with similar remaining maturities. At September 30, 1996, the fair value of the notes payable approximates $3,412,000 compared to the carrying value of approximately $4,011,000.

                                  Exhibit Index


Exhibit No.                                 Description

2.1           Asset Purchase Agreement and Plan of Reorganization, dated as of
               February 19, 1996 between the Company and Semy Engineering,
               Inc. (1)
3.1           Restated Articles of Incorporation of the Company (2)
3.2           By-laws of the Company dated August 1, 1979 and related
               amendments to these By-laws (2)
10.1          Form of Semitool, Inc. S Corporation Termination, Tax Allocation
               and Indemnification Agreement between the Company and its current shareholders (2)
10.2          Form of Indemnification Agreement between the Company and
               each of its officers and directors (2)
10.3          Form of Semitool, Inc. 1994 Stock Option Plan (2)
10.4          Form of Agreement and Plan of Merger between the Company and
               Semitherm, Inc. (2)
10.5          Aircraft Lease Agreement, dated September 9, 1994, between the
               Company and Mr. Thompson (2)
10.6          Aircraft Lease Agreement, dated November 1, 1994, between the
               Company and Mr. Thompson (2)
10.7          Agreement, dated June 7, 1983, between the Company and Entech (2)
10.8          Form of Agreement of Cancellation of Sale Agreement between the Company and Mr. Thompson (2)
10.9          Agreement of Sale of Centrifugal Wafer Processor Invention, dated
               August 1, 1979, between the Company and Mr. Thompson (2)
10.10         Articles of Merger, dated September 1, 1993, of Semitool, Inc., a
               California corporation, with and into the Company (2)
10.11 Agreement, dated June 1994, among Robert G. Massey, Donald W, Heidt, Steven R. Thompson, Semitherm, Inc., Semitherm Partnership,
               Mr. Thompson and the Company (2)
10.12         Agreement  between the Company and the Semitool European
               Companies (2)
10.13         Aircraft Lease Agreement, dated April 1, 1996, between the Company and Mr. Thompson (3)
10.14         Business Loan Agreement, dated September 30, 1996, between the
               Company and the Bank of America NW, N.A. doing business as Seafirst Bank (3)
10.15         Promissory Note, dated September 30, 1996, between the Company and the Bank of America NW, N.A. doing business as Seafirst Bank (3)
11.1          Statement Re Computation of Pro Forma per share Earnings (3)
21.1          Subsidiaries of Registrant (3)
27.1          Financial data schedule (3)

(1) Incorporated herein by reference to the identically numbered exhibits to the Company's Current Report on Form 8-K, date of report February 29, 1996.

(2) Incorporated herein by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(3) Filed herewith.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
Semitool, Inc.

Our report on the consolidated financial statements of Semitool, Inc. is included elsewhere in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            Coopers & Lybrand L.L.P.

Spokane, Washington
November 1, 1996


                                SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
                                                (Amounts in Thousands)

                                                                                       Additions
                                                                                ------------------------
                                                                   Balance        Charged       Charged                      Balance
                                                                     at          to Costs          to                         at End
                                                                  Beginning         and          Other                          of
                                                                 of Period       Expenses       Accounts        Deductions    Period

Year ended September 30, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts ........................           $213           $ 20           $--           $--            $233
  Allowance for inventory obsolescence ...................            817             31            --            300            548
Year ended September 30, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts ........................             81            132            --            --             213
  Allowance for inventory obsolescence ...................            267            550            --            --             817
Year ended September 30, 1994:
Deducted from asset accounts:
  Allowance for doubtful accounts ........................             63             18            --            --              81
  Allowance for inventory obsolescence ...................            --             267            --            --             267



                                                                                                       Exhibit 11.1
                                                  Semitool, Inc.
                             STATEMENT RE COMPUTATION OF PRO FORMA PER SHARE EARNINGS
                               (Amounts in Thousands, Except for Per Share Amounts)

Shares outstanding at September 30, 1994                                                                      8,657
Additional common shares issued for the acquisition of Semitherm, Inc.                                          692
Additional  shares  that  are  assumed  to be  issued  in the  offering  to fund shareholder distributions in excess of net income for the 12 months
 ended February 2, 1995 (1)                                                                                     597
                                                                                                            -------
Shares used in pro forma calculation for the year ended September 30, 1994                                    9,946
                                                                                                            =======



Weighted average shares outstanding at September 30, 1995                                                    12,349
Additional shares that are assumed to be issued in the offering to fund shareholder distributions in excess of net income for the 12 months ended
 February 2, 1995 (2)                                                                                           214
                                                                                                            -------
Shares used in pro forma calculation for the year ended September 30, 1995                                   12,563
                                                                                                            =======



Weighted average shares outstanding at September 30, 1996                                                    13,858
                                                                                                            -------
Shares used in pro forma calculation for the year ended September 30, 1996                                   13,858
                                                                                                            =======

(1)  Computed as follows in  accordance  with Staff  Accounting  Bulletin  Topic
     1.B.3:
    Shareholder distributions                                                                               $ 8,340
    Less historical income for the 12 months ended February 2, 1995                                           3,172
                                                                                                            -------
    Distributions in excess of net income                                                                   $ 5,168
                                                                                                            =======
    Shares assumed to be issued at the $8.67 per share Offering price
     to fund distributions in excess of net income                                                              597
                                                                                                            =======


(2) Computed as follows in accordance with Staff Accounting Bulletin
    Topic 1.B.3:
    Shares assumed to be issued September 30, 1994 at at the $8.67 per share Offering price to fund distributions in excess of
     net income (See (1) above)                                                                                 597
    Less adjustment to reflect outstanding distributive shares included in weighted average shares outstanding for the period February 3, 1995
     to September 30, 1995                                                                                       83
                                                                                                            -------
    Additional shares that are assumed to be outstanding for the period
     September 30, 1994 to February 2, 1995                                                                     214
                                                                                                            =======

                                                                   Exhibit 10.13
                                 AIRCRAFT LEASE


LEASE between RAYMON F. THOMPSON, of Kalispell, Montana, as the "LESSOR", and SEMITOOL, INC., a Montana corporation, with the principal place of business place of business at 655 West Reserve Drive, Kalispell, Montana 59901, as the "LESSEE". In consideration of the promises and covenants hereinafter set forth, IT IS HEREBY AGREED AS FOLLOWS:

1.  Lease.  Lessor  leases  to  the  Lessee  the  following-described   AIRCRAFT
("AIRCRAFT"):

                MAKE AND MODEL:                    Dessault-Breguet Falcon 50
                SERIAL NUMBER:                               175
               REGISTRATION NUMBER:               N 3330 MC (to become N 200 RT)

2. Term. The term of this Lease shall be four (4) years, commencing on April 1, 1996, and ending March 30, 2000 ("LEASE TERM").

3. Rental and Jet Engine Reserve. Rental of the AIRCRAFT shall be at the rate of SEVENTY-FOUR THOUSAND AND 00/100 DOLLARS ($74,000.00) per month, payable by the Lessee to the Lessor on or before the first day of each monthly period of the LEASE TERM. All rental payments shall be paid at the place designated by the Lessor.

In addition to the above-enumerated rental payments, the Lessee shall pay to the Lessor the hourly MSP rate of $118.71 per hour per engine ($356.13 per hour for all three engines), as a jet engine overhead, replacement and jet engine repair reserve. The parties hereto mutually recognize that the jet engines on this AIRCRAFT have a finite period of time before major repair and overall work is necessary, and this reserve, provided for herein, shall be paid by the Lessee to the Lessor in order to provide for sufficient funds to the Lessor to pay for the cost of such jet engine overhead, replacement and repair costs as such are needed.

4. Lessee's Covenants. The Lessee covenants and agrees for the LEASE TERM as follows:

(a) Conforming Use. To use the AIRCRAFT only for the purposes and in the manner set forth in any application for insurance executed in connection with the leased AIRCRAFT, to abide by and conform to, and cause others to abide by and to, all laws, ordinances, orders, rules and regulations, national, state, municipal, or otherwise, now existing or hereafter enacted, controlling or in any way affecting the operation, use or occupancy of the AIRCRAFT or the use of any airport premises by the AIRCRAFT.

(b) No lien or assignment. To keep safely, and use carefully, the AIRCRAFT, and not to sell, or assign or dispose of the AIRCRAFT, or of any interest therein, or of any part thereof, or equipment necessary thereto, or suffer or permit any charge, lien, or encumbrance of any nature upon the AIRCRAFT, or any part thereof, or lend or rent the same, or remove or permit the AIRCRAFT to be removed from its designated home airport for periods in excess of thirty (30) days, designating the contemplated location of the AIRCRAFT, and not to remove permanently the AIRCRAFT from its designated home airport without the prior written consent of the Lessor.

(c) Sublease. Upon written approval of the Lessor, the Lessee shall have the right to sublease the AIRCRAFT, provided, however, the AIRCRAFT is maintained in conformance with all applicable rules and regulations pertaining to the use to which the AIRCRAFT shall be subjected.

(d) Taxes. To pay all taxes, assessments, and charges imposed by any national, state, municipal, or other public or airport authority on the AIRCRAFT or on its use during the term of this Lease and until re-delivery of the AIRCRAFT to the Lessor; and to save the Lessor free and harmless therefrom, and reimburse the Lessor on a pro rata basis for any such taxes or charges payable subsequent to the terms of this Lease.

(e) Maintenance. To maintain and keep the AIRCRAFT and all its components in good order and repair, in accordance with the requirements of the Federal Aviation Agency, or any other governmental authority having jurisdiction, and within reasonable time replace in or on the AIRCRAFT any and all parts, equipment, appliances, instruments, or accessories which may be worn out, lost, destroyed, confiscated, or otherwise rendered unsatisfactory or unavailable for use in or on the AIRCRAFT, which replacement shall be (1) in good operating condition and have a value, utility, and quality, at least equal to that which the property replaced originally had, and (2) at the time affixed to the AIRCRAFT and made subject to this Lease, owned by the Lessee free and clear of all liens and encumbrances, it being understood that the Lessee shall have the same protection as the Lessor under the standard warranty clause of the manufacturer of the AIRCRAFT the terms and provisions of said warranty being incorporated herein; perform all major overhaul on the AIRCRAFT, whenever deemed necessary and as may be required by the Federal Aviation Agency or any other governmental authority during the term of this Lease, and all engine overhaul and inspection and maintenance service.

(f) Indemnification. To be responsible and liable to the Lessor for, and indemnify the Lessor against, all damage to the AIRCRAFT which occurs in any manner from any cause or causes during the term of this Lease or until re-delivery of the AIRCRAFT to the Lessor, and to indemnify and save Lessor harmless from and against all claims, cost, expenses, damages, and liabilities, including personal injury, death, or property damage claims arising or in any manner occasioned by the operation or use of the AIRCRAFT, during the term of this Lease or until re-delivery of the AIRCRAFT to the Lessor.

(g) Insurance. To keep the AIRCRAFT insured, at Lessee's expense, with companies acceptable to the Lessor, for such amounts and against such hazards as the Lessor may require, including, but not limited to, hull damage and liability for personal injuries, death or property damages, arising from or in any manner occasioned by the acts or negligence of the Lessee or others in custody operation or use of AIRCRAFT, with losses under the hull damage policies payable to the Lessor, in terms satisfactory to the Lessor and deliver the policies, or evidence of insurance satisfactory to the Lessor, to Lessor with premium receipts. The Lessee hereby appoints Lessors as the Lessee's attorney-in-fact to make proof of loss, and claim for, receive payment of, and execute or endorse all documents, checks or drafts for hull damage or return premium under the insurance policies.

(h) Licensed Pilotage. To permit the AIRCRAFT to be operated only by a currently certificated pilot having at least the minimum total pilot hours required by the applicable insurance.

(i) Lessor's Right of Inspection. To permit the Lessor, or its duly authorized agent or representative, to inspect the AIRCRAFT at any reasonable time, either on the land or aloft, and to furnish any information in respect to the AIRCRAFT and its use that the Lessor may reasonably request.

(j) Delivery Upon Termination. To return, upon demand, at the expiration or earlier termination of the Lease term, the AIRCRAFT to the Lessor, at such place as may be designated as when received, excepting only for reasonable wear and tear, and damage by any cause covered by collectible insurance; provided, however, that the designated place shall not be more than 150 miles from the home airport at the outset of this Lease.

(k) Further Assurances. To execute and deliver to the Lessor any additional or supplemental instruments or documents as may be requested by the Lessor in connection with the AIRCRAFT of this Lease.

5. Assignment of Warranty. The Lessor hereby assigns to the Lessee, for and during the Lease term, any warranty of the manufacturer, express or implied, issued on or relating to the AIRCRAFT, and hereby authorizes the Lessee to obtain the customary service furnished by the manufacturer in connection with any warranty, at Lessee's expense. The Lessee acknowledges and agrees that the AIRCRAFT is of a size, design, capacity, and a manufacturer selected by the Lessee and suitable for its purposes.

6. No Implied Representations or Warranties. The parties acknowledge that the Lessor is not a manufacturer or engaged in the sale or distribution of the AIRCRAFT. IT IS FURTHER AGREED THAT UNDER NO CIRCUMSTANCES SHALL LESSOR BE LIABLE FOR ANY COSTS, LOSS EXPENSE, DAMAGES, SPECIAL DAMAGES, INCIDENTAL DAMAGES OR CONSEQUENTIAL DAMAGES ARISING FROM THE USE OF THE AIRCRAFT, WHETHER BASED UPON WARRANTY, CONTRACT, NEGLIGENCE OR STRICT LIABILITY.

7. Risk of Loss. All risks of loss or damage of the AIRCRAFT leased, from whatever cause, hereby are assumed by the Lessee during the entire LEASE TERM, and if the AIRCRAFT is damaged, and is capable of being repaired, the Lessee shall have the option of either repairing same or replacing same, at the Lessee's cost.

8. Irrevocability. This Lease is irrevocable for its full LEASE TERM and until the aggregate rentals have been paid by the Lessee. Rent shall not abate during the LEASE TERM because the Lessee's right to possession of the AIRCRAFT has terminated, or for any other reason whatsoever.

9. Lessor's Assumption of Lessee's Obligations. In the event the Lessee fails to use, preserve, and maintain the AIRCRAFT, discharge all taxes, liens, or charges, pay all costs and expenses or procure and maintain insurance, in the manner above provided, the Lessor, at its option, may do so, and all such advances by the Lessor shall be added to the unpaid balance of the rentals due under this Lease and shall be repayable by the Lessee to Lessor on demand, together with interest thereon at the rate of Twelve Percent (12%) per annum, until the unpaid balance shall have been repaid in full. The Lessor may enter upon any premises where the AIRCRAFT is located, for the purpose of inspection, and may remove the AIRCRAFT forthwith, without notice to Lessee, if, in the opinion of the Lessor, the AIRCRAFT is being improperly used or maintained.

10. Repossession Upon Default. If the Lessee shall fail to pay any rental or any other amounts payable pursuant to this Lease, when the same is due and payable, or if the Lessee shall breach any other provision of this Lease, or if the Lessee becomes insolvent, or files a voluntary, or has filed against him an involuntary, proceeding in bankruptcy for either discharge of indebtedness or other protection from creditors or if a receiver is appointed for the Lessee's property or an arrangement is made with or committee is formed for the Lessee's creditors, then the Lessor, at its option, and in addition to and without prejudice to any other remedies, may take possession of and remove the AIRCRAFT, and all equipment, instruments, accessories, and repairs thereon, which shall be considered a component part of the AIRCRAFT, and in removing the AIRCRAFT, the Lessor may, if permitted by law, use any of the Lessee's licenses in respect to the AIRCRAFT, and/or the Lessor may terminate this Lease. The re-taking of such possession, however, shall not constitute a termination of this Lease unless the Lessor so notifies Lessee in writing. The Lessor, at its option, may (a) lease the repossessed AIRCRAFT, or any part thereof, to any third party upon such terms and conditions as Lessor may determine, or, (b) sell the AIRCRAFT, or any part thereof, at public or private sale. The total proceeds, less the Lessor's expenses incurred in connection therewith, including attorneys' fees, of such sale or sales, shall be applied to the total unpaid rental. Any deficiency thereafter shall be paid by the Lessor.

11. Time of Essence. Time is of the essence of this Lease.

12. No Passage of Title. This Agreement is, and is intended to be a Lease, and the Lessee does not acquire by this Lease any right, title, or amount whatsoever, legal or equitable, in the AIRCRAFT or to the proceeds of the sale of the AIRCRAFT, except its interest as the Lessee under this Lease.

13. Miscellaneous.

(a) The Lessor warrants that, if Lessee performs its obligations under this Lease, the Lessee shall peaceably and quietly hold, possess and use the AIRCRAFT during the entire Lease term, free of any interference or hindrance.

(b) The relationship between the Lessor and Lessee is only that of Lessor and Lessee. The Lessee shall never at any time during the term of this lease for any purpose whatsoever be or become the agent of the Lessor, and the Lessor shall not be responsible for the acts or omissions of the Lessee or its agents.

(c) The Lessor's rights and remedies with respect to any of the terms and conditions of this Lease shall be cumulative and not exclusive, and shall be in addition to all other rights and remedies in its favor.

(d) The Lessor's failure to strictly enforce any provision of this Lease shall not be construed as a waiver thereof or as excusing the Lessee from past or future performance obligations.

14. Mortagee's Interest. Lessee hereby acknowledges and agrees that this Lease and all right, title and interest of Lessee in, to and under this Lease are now and shall at all times continue to be unconditionally subject and subordinate in each and every respect to the lien of MetLife Capital Corporation (the "Mortgagee") in the AIRCRAFT, as said lien may be amended, modified or renewed from time to time.

15. Separability. The invalidity of any portion of this Lease shall not affect the remaining valid portions thereof.

16. Performance as Acceptance. Any use or possession of the AIRCRAFT by Lessee prior to the formal execution of this lease agreement, but during the LEASE TERM shall constitute acceptance of this Lease by performance and subject Lessee to all terms, conditions, convenants, warranties and obligations of this Lease.

17. Entire Agreement. This Lease constitutes the entire agreement between the parties hereto, and any change or modification to this Lease must be in writing and signed by the parties hereto.

THERE SHALL BE two executed originals of this agreement, one for the Lessee and one for the Lessor, each of which shall be an original.

IN WITNESS WHEREOF, the Lessee and Lessor have duly executed this Lease at Kalispell, Flathead County, Montana, to be Effective commencing on April 1, 1996.


LESSEE:                                                 LESSOR:

SEMITOOL, INC.                                          RAYMON F. THOMPSON


/s/ John W. Sullivan                                    /s/ R. Thompson
---------------------                                ----------------------
  John W. Sullivan                                     Raymon F. Thompson
Vice President-Finance                                   Individually

FORM 3082 1/87    WP:kh 9/96

                                                                   Exhibit 10.14

            Bank of America NW, N.A. doing business as Seafirst Bank
                             BUSINESS LOAN AGREEMENT

This Seafirst Business Loan Agreement ("Agreement") is made between Seattle-First National Bank ("Bank") and Semitool, Inc. ("Borrower") with respect to the following:
                                                               Part A
I. Line of Credit: Subject to the terms of this Agreement, Bank will make loans to Borrower under a [X] revolving [ ] non- revolving line of credit as follows:

(a) Total Amount Available: $10,000,000.00 [ ] Subject to the provisions of any accounts receivable and/or inventory borrowing plan required herein; it is expressly understood that collateral ineligible for borrowing purposes is determined solely by Bank.
[ ] Subject to(describe) ________N/A_____________.

(b) Availability period: May 20, 1996 through December 31, 1997 . However, if loans are made and/or new promissory notes executed after the last date, such advances will be subject to the terms of this Agreement until repaid in full unless a written statement signed by the Bank and Borrower provides otherwise, or a replacement loan agreement is executed. The making of such additional advances alone, however, does not constitute a commitment by the bank to make any further advances or extend the availability period.

(c) Interest Rate Options:
1) Prime - Bank publicly announced prime rate adjusted on the date of any Bank prime rate change. 2) LIBOR - At the option of Borrower, loans within the approved line of credit may be available, in minimum amounts of $250,000 or more for specific periods of time ranging from 30 days to 180 days, at LIBOR + 2.0% per annum. Any LIBOR borrowings shall be requested at least two business days prior to funding. LIBOR borrowings shall be based on the British Bankers' Association Interest Settlement Rate (BBAIRS), page 3750 on Telerate. The LIBOR rate shall be adjusted for reserves, deposit insurance, assessments and/or taxes. Borrowing periods for the LIBOR rate option may be for 30, 60, 90 or 180 days. Under the LIBOR rate option, any advance which is prepaid prior to maturity may be subject to a prepayment penalty as described in Exhibit 1 - Prepayment Fees.

(d) Interest Rate Basis: All interest will be calculated at the per annum interest rate based on 360-day year and applied to the actual number of days elapsed.

(e) Repayment: At the times and in amounts as set forth in note(s) required under Part B Article 1 of this Agreement.

(f) Loan Fee: $ N/A payable on N/A .

(g) Fee on Unutilized Portion of Line: On June 30, 1996 , and every _quarter thereafter, Borrower shall pay a fee based upon the average daily unused portion of the line of credit. This fee will be calculated as follows: 1/4 of 1% per annum on the unused portion of the commitment.

(h) Other fee(s) identify):
_______N/A____________________.

(i) Collateral. This revolving line of credit shall be secured by a security interest, which is hereby granted, in favor of Bank on the following collateral:
N/A
Also, collateral securing other loans with Bank may secure this loan.

II. Line of Credit #TBA: Subject to the terms of this Agreement, Bank will make loans to Borrower under a [ X] revolving [ ] non-revolving line of credit as follows:

(a) Total Amount Available: $15,000,000.00 [ ] Subject to the provisions of any accounts receivable and/or inventory borrowing plan required herein; it is expressly understood that collateral ineligible for borrowing purposes is determined solely by Bank.
[ ] Subject to(describe): ________N/A___________.

(b) Availability period: October 1, 1996 through December 31, 1998 . However, if loans are made and/or new promissory notes executed after the last date, such advances will be subject to the terms of this Agreement until repaid in full unless a written statement signed by the Bank and Borrower provides otherwise, or a replacement loan agreement is executed. The making of such additional advances alone, however, does not constitute a commitment by the bank to make any further advances or extend the availability period.

(c) Interest Rate Options:
1) Prime - Bank publicly announced prime rate adjusted on the date of any Bank prime rate change. 2) LIBOR - At the option of Borrower, loans within the approved line of credit may be available, in minimum amounts of $500,000 or more for specific periods of time ranging from 30 days to 180 days, at LIBOR + 2.0% per annum. Any LIBOR borrowings shall be requested at least two business days prior to funding. LIBOR borrowings shall be based on the British Bankers' Association Interest Settlement Rate (BBAIRS), page 3750 on Telerate. The LIBOR rate shall be adjusted for reserves, deposit insurance, assessments and/or taxes. Borrowing periods for the LIBOR rate option may be for 30, 60, 90 or 180 days. Under the LIBOR rate option, any advance which is prepaid prior to maturity may be subject to a prepayment penalty as described in Exhibit 1 - Prepayment Fees. 3) Fixed Rate - At the option of Borrower, loans within the approved facility may be available in one-year increments, up to five years, as agreed to between Bank and Borrower at the time of funding. Any "Fixed Rate" borrowings shall be requested at least two business days prior to funding and shall be adjusted for reserves, deposit insurance, assessments and/or taxes. Under the Fixed Rate option, any advance which is prepaid prior to maturity may be subject to a prepayment penalty.

(d) Interest Rate Basis. All interest will be calculated at the per annum interest rate based on 360-day year and applied to the actual number of days elapsed.

(e) Repayment: At the times and in amounts as set forth in note(s) required under Part B Article 1 of this Agreement. Interest only payments will be due monthly until December 31, 1998 with the then outstanding balance repayable in monthly principal and interest payments fully amortized over 5 years, not to extend beyond December 31, 2003. Payments shall be paid monthly on the first day of each month by automatic deduction from borrower's Checking Account #13629803.




(f) Loan Fee: $ N/A payable on N/A .

(g) Fee on Unutilized Portion of Line: On December 31, 1996 , and every _quarter thereafter, Borrower shall pay a fee based upon the average daily unused portion of the line of credit. This fee will be calculated as follows: 1/8 of 1% per annum.

(h) Other fee(s) identify):
____N/A___________.

(i) Collateral. This revolving line of credit shall be secured by a security interest, which is hereby granted, in favor of Bank on the following collateral:
N/A
Also, collateral securing other loans with Bank may secure this loan.

            Bank of America NW, N.A. doing business as Seafirst Bank
                             BUSINESS LOAN AGREEMENT

                                     Part B

1. Promissory Note(s). All loans shall be evidenced by promissory notes in a form and substance satisfactory to Bank.

2. Conditions to Availability of Loan/Line of Credit. Before Bank is obligated to disburse/make any advance, or at any time thereafter which Bank deems necessary and appropriate, Bank must receive all of the following, each of which must be in form and substance satisfactory to Bank ("loan documents"):

        2.1     Original, executed promissory note(s);
        2.2 Original executed security agreement(s) and/or deed(s) of trust covering the collateral described in Part A; 2.3 All collateral described in Part A in which Bank wishes to have a possessory security interest; 2.4 Financing statement(s) executed by Borrower; 2.5 Such evidence that Bank may deem appropriate that the security interests and liens in favor of Bank are valid, enforceable, and prior to the rights and interests of others ex-
                cept those consented to in writing by Bank;
       +2.6     The following guaranty(ies) in favor of the Bank: N/A
       +2.7     Subordination agreement(s) in favor of Bank executed by:  N/A
        2.8     Evidence  that  the  execution,  delivery,  and  performance  by
                Borrower of this  Agreement  and the  execution,  delivery,  and performance by Borrower and any corporate guarantor or corporate subordinating  creditor of any instrument or agreement  required under this Agreement, as appropriate, have been duly authorized;
        2.9     Any other  document  which is deemed by the Bank to be  required from  time to time to  evidence  loans or to effect  the
                provisions of this Agreement;
        2.10    If requested by Bank, a written legal opinion expressed to Bank, of counsel for  Borrower as to the matters set forth in sections
                3.1 and 3.2, and to the best of such counsel's  knowledge  after reasonable investigation, the matters set forth in sections 3.3,
                3.5,  3.6,  3.7,  3.8 and  such  other  matters  as the Bank may reasonably request;
        2.11    Pay or reimburse Bank for any out-of-pocket expenses expended in making or  administering  the  loans  made  hereunder  including without limitation attorney's fees (including allocated costs of in-house counsel);
       +2.12    Other (describe):  N/A

3. Representations and Warranties. Borrower represents and warrants to Bank, except as Borrower has disclosed to Bank in writing, as of the date of this Agreement and hereafter so long as credit granted under this Agreement is available and until full and final payment of all sums outstanding under this Agreement and promissory notes that:

       +3.1 Borrower is duly organized and existing under the laws of the state of its organization as a:
                                       General          Limited
                _X_Corporation   ___ Partnership   ___ Partnership
                               Sole
                         ___ Proprietorship ___ dba
                Borrower is properly licensed and in good standing in each state in which Borrower is doing business and Borrower has qualified under, and complied with, where required, the fictitious or trade name statutes of each state in which Borrower is doing business, and Borrower has obtained all necessary government approvals for its business activities; the execution, delivery, and performance of this Agreement and such notes and other instruments required herein are within Borrower's powers, have been duly authorized, and, as to Borrower and any guarantor, are not in conflict with the terms of any charter, bylaw, or other organization papers of Borrower, and this Agreement, such notes and the loan documents are valid and enforceable according to their terms;
        3.2 The execution, delivery, and performance of this Agreement, the loan documents and any other instruments are not in conflict with any law or any indenture, agreement or undertaking to which Borrower is a party or by which Borrower is bound or affected;
        3.3 Borrower has title to each of the properties and assets as reflected in its financial statements (except such assets which have been sold or otherwise disposed of in the ordinary course of business), and no assets or revenues of the Borrower are subject to any lien except as required or permitted by this Agreement, disclosed in its financial statements or otherwise previously disclosed to Bank in writing;
        3.4 All financial information, statements as to ownership of Borrower and all other statements submitted by Borrower to Bank, whether previously or in the future, are and will be true and correct in all material respects upon submission and are and will be complete upon submission insofar as may be necessary to give Bank a true and accurate knowledge of the subject matter thereof;
        3.5 Borrower has filed all tax returns and reports as required by law to be filed and has paid all taxes and assessments applicable to Borrower or to its properties which are presently due and payable, except those being contested in good faith;
        3.6 There are no proceedings, litigation or claims (including unpaid taxes) against Borrower pending or, to the knowledge of the Borrower, threatened, before any court or government agency, and no other event has occurred which may have a material adverse effect on Borrower's financial condition;
        3.7 There is no event which is, or with notice or lapse of time, or both, would be, an Event of Default (as defined in Section 7) under this Agreement;
        3.8 Borrower has exercised due diligence in inspecting Borrower's properties for hazardous wastes and hazardous substances. Except as otherwise previously disclosed and acknowledged to Bank in writing: (a) during the period of Borrower's ownership of Borrower's properties, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any hazardous waste or hazardous substance by any person in, on, under or about any of Borrower's properties; (b) Borrower has no actual or constructive knowledge that there has been any use, generation, manufacture, storage, treatment, disposal, release or threatened release of any hazardous waste or hazardous substance by any person in, on, under or about any of Borrower's properties by any prior owner or occupant of any of Borrower's properties; and (c) Borrower has no actual or constructive notice of any actual or threatened litigation or claims of any kind by any person relating to such matters. The terms "hazardous waste(s)," hazardous substance(s)," "disposal," "release," and "threatened release" as used in this Agreement shall have the same meanings as set forth in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, et seq., the Superfund Amendments and Re authorization Act of 1986, as amended, Pub. L. No. 99-499, the Hazardous Materials Transportation Act, as amended, 49 U.S. C. Section 1801, et seq., the Resource Conservation and Recovery Act, as amended, 49 U.S.C. Section 6901, et seq., or other applicable state or federal laws, rules or regulations adopted pursuant to any of the foregoing.
       +3.9 Each chief place of business of Borrower, and the office or offices where Borrower keeps its records concerning any of the collateral, is located at:

4. Affirmative Covenants. So long as credit granted under this Agreement is available and until full and final payment of all sums outstanding under this Agreement and promissory note(s) Borrower will:

       +4.1 Use the proceeds of the loans covered by this Agreement only in connection with Borrower's business activities and exclusively for the following purposes: To finance normal short-term cash operating needs.
       +4.2 Maintain current assets in an amount at least equal to N/A times current liabilities, and not less than N/A. Current assets and current liabilities shall be determined in accordance with generally accepted accounting principles and practices, consistently applied. Maintain trading assets in an amount at least equal to 1.4 times trading liabilities. Trading assets are defined as trade accounts receivable (less allowance for bad debt) plus inventory. Trading liabilities are defined as all accounts payable, related party payables and outstanding bank operating line debt.
       +4.3 Maintain a tangible net worth of at least $60,000,000 plus 50% of net income (excluding losses) measured on an annual basis at fiscal year-end and not permit Borrower's total indebt-edness which is not subordinated in a manner satisfactory to Bank to exceed 1.00 times Borrower's tangible net worth. "Tangible net worth" means the excess of total assets over total liabilities, excluding, however, from the determination of total assets (a) all assets which should be classified as intangible assets such as goodwill, patents, trademarks, copyrights, franchises, and deferred charges (including unamortized debt discount and research and development costs),
               (b) treasury stock,  (c) cash held in a sinking or other
                similar fund established for the purpose of redemption or other retirement of capital stock, (d) to the extent not already deducted from total assets, reserves for depreciation, depletion, obsolescence or amortization of properties and other reserves or appropriations of retained earnings which have been or should be established in connection with the business conducted by the relevant corporation, and (e) any revaluation or other write-up in book value of assets subsequent to the fiscal year of such corporation last ended at the date of this Agreement;

       +4.4 Upon request Borrower agrees to insure and to furnish Bank with evidence of insurance covering the life of Borrower (if an individual) or the lives of designated partners or officers of Borrower (if a partnership or corporation) in the amounts stated below. Borrower shall take such actions as are reasonably requested by Bank, such as assigning the insurance policies to Bank or naming Bank as beneficiary and obtaining the insurer's acknowledgment thereof, to provide that in the event of the death of any of the named insureds the policy proceeds will be applied to payment of Borrower's obligations owing to Bank;

                Name:   N/A             Amount:   N/A

       +4.5 Promptly give written notice to Bank of: (a) all litigation and claims made or threatened affecting Borrower where the amount is $250,000 or more; (b) any substantial dispute which may exist between Borrower and any governmental regulatory body or law enforcement authority; (c) any Event of Default under this Agreement or any other agreement with Bank or any other creditor or any event which become an Event of Default; and (d) any other matter which has resulted or might result in a material adverse change in Borrower's financial condition or operations;
       +4.6 Borrower shall as soon as available, but in any event within 90 days following the end of each Borrower's fiscal years and within 45 days following the end of each quarter provide to Bank, in a form satisfactory to Bank (including audited statements if required at any time by Bank), such financial statements and other information respecting the financial condition and operations of Borrower as Bank may reasonably request;
        4.7 Borrower will maintain in effect insurance with responsible insurance companies in such amounts and against such risks as is customarily maintained by persons engaged in businesses similar to that of Borrower and all policies covering property given as security for the loans shall have loss payable clauses in favor of Bank. Borrower agrees to deliver to Bank such evidence of insurance as Bank may reasonably require and, within thirty (30) days after notice from Bank, to obtain such additional insurance with an insurer satisfactory to the Bank;
        4.8 Borrower will pay all indebtedness taxes and other obligations for which the Borrower is liable or to which its income or property is subject before they shall become delinquent, except any which is being contested by the Borrower in good faith;
        4.9 Borrower will continue to conduct its business as presently constituted, and will maintain and preserve all rights, privileges and franchises now enjoyed, conduct Borrower's business in an orderly, efficient and customary manner, keep all Borrowers properties in good working order and condition, and from time to time make all needed repairs, renewals or replacements so that the efficiency of Borrower's properties shall be fully maintained and preserved;
        4.10 Borrower will maintain adequate books, accounts and records and prepare all financial statements required hereunder in accordance with generally accepted accounting principles and practices consistently applied, and in compliance with the regulations of any governmental regulatory body having jurisdiction over Borrower or Borrower's business;
        4.11 Borrower will permit representatives of Bank to examine and make copies of the books and records of Borrower and to examine the collateral of the Borrower at reasonable times;
        4.12 Borrower will perform, on request of Bank, such acts as may be necessary or advisable to perfect any lien or security interest provided for herein or otherwise carry out the intent of this Agreement;
        4.13 Borrower will comply with all applicable federal, state and municipal laws, ordinances, rules and regulations relating to its properties, charters, businesses and operations, including compliance with all minimum funding and other requirements related to any of Borrower's employee benefit plans;
        4.14 Borrower will permit representatives of Bank to enter onto Borrower's properties to inspect and test Borrower's properties as Bank, in its sole discretion, may deem appropriate to determine Borrower's compliance with section 5.8 of this Agreement; provided however, that any such inspections and tests shall be for Bank's sole benefit and shall not be construed to create any responsibility or liability on the part of Bank to Borrower or to any third party.

5. Negative Covenants. So long as credit granted under this Agreement is available and until full and final payment of all sums outstanding under this Agreement and promissory note(s):

       +5.1 Borrower will not, during any fiscal year, expend or incur in the aggregate more than $ N/A for fixed assets, nor more than $ N/A for any single fixed asset whether or not payable that fiscal year or later under any purchase agreement or lease;
        5.2 Borrower will not, without the prior written consent of Bank, purchase or lease under an agreement for acquisition, incur any other indebtedness for borrowed money, mortgage, assign, or otherwise encumber any of Borrower's assets, nor sell, transfer or otherwise hypothecate any such assets except in the ordinary course of business. Borrower shall not guaranty, endorse, co-sign, or otherwise become liable upon the obligations of others, except by the endorsement of negotiable instruments for deposit or collection in the ordinary course of business. For purposes of this paragraph, the sale or assignment of accounts receivable, or the granting of a security interest therein, shall be deemed the incurring of indebtedness for borrowed money;
       +5.3 The total of salaries, withdrawals, or other forms of compensation, whether paid in cash or otherwise, by Borrower shall not exceed the following amounts for the persons indicated, nor will amounts in excess of such limits be paid to any other person:

                Name:  ________N/A_____________________________
                Monthly/Yearly Amount: $ __________N/A____________

        5.4 Borrower will not liquidate or dissolve or enter into any consolidation, merger, pool, joint venture, syndicate or other combination, or sell, lease, or dispose of Borrower's business assets as a whole or such as in the opinion of Bank constitute a substantial portion of Borrower's business or assets;
        5.5 Borrower will not engage in any business activities or operation substantially different from or unrelated to present business activities or operations; and
        5.6 Borrower, and Borrower's tenants, contractors, agents or other parties authorized to use any of Borrower's properties, will not use, generate, manufacture, store, treat, dispose of, or release any hazardous substance or hazardous waste in, on, under or about any of Borrower's properties, except as previously disclosed to Bank in writing as provided in section 3.8; and any such activity shall be conducted in compliance with all applicable federal, state and local laws, regulations and ordinances, including without limitation those described in section 3.8.
        5.7 Borrower will not engage in any business activities or operation substantially different from or unrelated to present business activities or operations; and
        5.8 Borrower, and Borrower's tenants, contractors, agents or other parties authorized to use any of Borrower's properties, will not use, generate, manufacture, store, treat, dispose of, or release any hazardous substance or hazardous waste in, on, under or about any of Borrower's properties, except as previously disclosed to Bank in writing as provided in section 3.8; and any such activity shall be conducted in compliance with all applicable federal, state and local laws, regulations and ordinances, including without limitation those described in section 3.8.

6.     Waiver, Release and Indemnification.  Borrower hereby:
       (a) releases and waives any claims against Bank for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any of the applicable federal, state or local laws, regulations or ordinances, including without limitation those described in section 3.8, and (b) agrees to indemnify and hold Bank harmless from and against any and all claims, losses, liabilities, damages, penalties and expenses which Bank may directly or indirectly sustain or suffer resulting from a breach of (i) any of Borrower's representations and warranties with respect to hazardous wastes and hazardous substances contained in section 3.8, or (ii) section 5.8. The provisions of this section 6 shall survive the full and final payment of all sums outstanding under this Agreement and promissory notes and shall not be affected by Bank's acquisition of any interest in any of the Borrower's properties, whether by foreclosure or otherwise.

7. Events of Default. The occurrence of any of the following events ("Events of Default") shall terminate any and all obligations on the part of Bank to make or continue the loan and/or line of credit and, at the option of Bank, shall make all sums of interest and principal outstanding under the loan and/or line of credit immediately due and payable, without notice of default, presentment or demand for payment, protest or notice of non payment or dishonor, or other notices or demands of any kind or character, all of which are waived by Borrower, and Bank may proceed with collection of such obligations and enforcement and realization upon all security which it may hold and to the enforcement of all rights hereunder or at law:

        7.1 The Borrower shall fail to pay when due any amount payable by it hereunder on any loans or notes executed in connection herewith;
        7.2 Borrower shall fail to comply with the provisions of any other covenant, obligation or term of this Agreement for a period of fifteen (15) days after the earlier of written notice thereof shall have been given to the Borrower by Bank or Borrower or any Guarantor has knowledge of an Event of Default or an event that can become an Event of Default;
        7.3 Borrower shall fail to pay when due any other obligation for borrowed money, or to perform any term or covenant on its part to be performed under any agreement relating to such obligation or any such other debt shall be declared to be due and payable and such failure shall continue after the applicable grace period;
        7.4 Any representation or warranty made by Borrower in this Agreement or in any other statement to Bank shall prove to have been false or misleading in any material respect when made;
        7.5 Borrower makes an assignment for the benefit of creditors, files a petition in bankruptcy, is adjudicated insolvent or bankrupt, petitions to any court for a receiver or trustee for Borrower or any substantial part of its property, commences any proceeding relating to the arrangement, readjustment, reorganization or liquidation under any bankruptcy or similar laws, or if there is commenced against Borrower any such proceedings which remain undismissed for a period of thirty (30) days or, if Borrower by any act indicates its consent or acquiescence in any such proceeding or the appointment of any such trustee or receiver;
       +7.6 Any judgment attaches against Borrower or any of its properties for an amount in excess of $100,000 which remains unpaid, unstayed on appeal, unbonded, or undismissed for a period of thirty (30) days;
        7.7 Loss of any required government approvals, and/or any governmental regulatory authority takes or institutes action which, in the opinion of Bank, will adversely affect Borrower's condition, operations or ability to repay the loan and/or line of credit;
        7.8 Failure of Bank to have a legal, valid and binding first lien on, or a valid and enforceable prior perfected security interest in, any property covered by any deed of trust or security agreement required under this Agreement;
        7.9 Borrower dies, becomes incompetent, or ceases to exist as a going concern;
        7.10 Occurrence of an extraordinary situation which gives Bank reasonable grounds to believe that Borrower may not, or will be unable to, perform its obligations under this or any other agreement between Bank and Borrower; or
        7.11 Any of the preceding events occur with respect to any guarantor of credit under this Agreement, or such guarantor dies or becomes incompetent, unless the obligations arising under the guaranty and related agreements have been unconditionally assumed by the guarantor's estate in a manner satisfactory to Bank.

8. Successors; Waivers. Notwithstanding the Events of Default above, this Agreement shall be binding upon and inure to the benefit of Borrower and Bank, their respective successors and assigns, except that Borrower may not assign its rights hereunder. No consent or waiver under this Agreement shall be effective unless in writing and signed by the Bank and shall not waive or affect any other default, whether prior or subsequent thereto, and whether of the same or different type. No delay or omission on the part of the Bank in exercising any right shall operate as a waiver of such right or any other right.

9.     Arbitration.

9.1 At the request of either Bank or Borrower any controversy or claim between the Bank and Borrower, arising from or relating to this Agreement or any Loan Document executed in connection with this Agreement or arising from any alleged tort shall be settled by arbitration in King County, Washington. The United States Arbitration Act will apply to the arbitration proceedings which will be administered by the American Arbitration Association under its commercial rules of arbitration except that unless the amount of the claim(s) being arbitrated exceeds $5,000,000 there shall be only one arbitrator. Any controversy over whether an issue is arbitrable shall be determined by the arbitrator(s). Judgment upon the arbitration award may be entered in any court having jurisdiction. The institution and maintenance of any action for judicial relief or pursuit of a provisional or ancillary remedy shall not constitute a waiver of the right of either party, including plaintiff, to submit the controversy or claim to arbitration if such action for judicial relief is contested. For purposes of the application of the statute of limitations the filing of an arbitration as provided herein is the equivalent of filing a lawsuit and the arbitrator(s) will have the authority to decide whether any claim or controversy is barred by the statute of limitations, and if so, to dismiss the arbitration on that basis. The parties consent to the joinder in the arbitration proceedings of any guarantor, hypothecator or other party having an interest related to the claim or controversy being arbitrated. 9.2 Notwithstanding the provisions of
Section 9.1, no controversy or claim shall be submitted to arbitration without the consent of all parties if at the time of the proposed submission, such controversy or claim arises from or relates to an obligation secured by real property; 9.3 No provision of this Section 9 shall limit the right of the Borrower or the Bank to exercise self-help remedies such as setoff, foreclosure or sale of any collateral, or obtaining any ancillary provisional or interim remedies from a court of competent jurisdiction before, after or during the pendency of any arbitration proceeding. The exercise of any such remedy does not waive the right of either party to request arbitration. At Bank's option foreclosure under any deed of trust may be accomplished by exercise of the power of sale under the deed of trust or judicial foreclosure as a mortgage.

10. Collection Activities, Lawsuits and Governing Law. Borrower agrees to pay Bank all costs and expenses (including reasonable attorney's fees and the allocated cost for in-house legal services incurred by Bank), to enforce this Agreement, any notes or any Loan Documents pursuant to this Agreement, whether or not suit is instituted. If suit is instituted by Bank to enforce this Agreement or any of these documents, Borrower consents to the personal jurisdiction of the Courts of the State of Washington and Federal Courts located in the State of Washington. Borrower further consents to the venue of this suit, being laid in King County, Washington. This Agreement and any notes and security agreements entered into pursuant to this Agreement shall be construed in accordance with the laws of the State of Washington.

+11. Additional Provisions. Borrower agrees to the additional provisions set forth immediately following this Section 11 or on any "Exhibit N/A" attached to and hereby incorporated into Agreement. This Agreement supersedes all oral negotiations or agreements between Bank and Borrower with respect to the subject matter hereof and constitutes the entire understanding and Agreement of the matters set forth in this Agreement.

11.1 If any provision of this Agreement is held to be invalid or unenforceable, then (a) such provision shall be deemed modified if possible, or if not possible, such provision shall be deemed stricken, and (b) all other provisions shall remain in full force and effect. 11.2 If the imposition of or any change in any law, rule, or regulation guideline or the interpretation or application of any thereof by any court of administrative or governmental authority (including any request or policy whether or not having the force of law) shall impose or modify any taxes (except U.S. federal, state or local income or franchise taxes imposed on Bank), reserve requirements, capital adequacy requirements or other obligations which would: (a) increase the cost to Bank for extending or maintaining any loans and/or line of credit to which this Agreement relates, (b) reduce the amounts payable to Bank under this Agreement, such notes and other instruments, or (c) reduce the rate of return on Bank's capital as a consequence of Bank's obligations with respect to any loan and/or line of credit to which this Agreement relates, then Borrower agrees to pay Bank such additional amounts as will compensate Bank therefor, within five (5) days after Bank's written demand for such payment, which demand shall be accompanied by an explanation of such imposition or charge and a calculation in reasonable detail of the additional amounts payable by Borrower, which explanation and calculations shall be conclusive, absent manifest error. 11.3 Bank may sell participations in or assign this loan in whole or in part without notice to Borrower and Bank may provide information regarding the Borrower and this Agreement to any prospective participant or assignee. If a participation is sold or the loan is assigned the purchaser will have the right of set off against the Borrower and may enforce its interest in the Loan irrespective of any claims or defenses the Borrower may have against the Bank. 11.4 Not permit Borrower's debt coverage ratio to fall below 1.50 (measured quarterly based upon the immediately preceding four quarters financial results), and computed as follows:

           Debt Net Income + Depreciation + Amortization - Coverage = Maint. CAPEX ($3,000,000) - Dividends
           ------------------------------------------------
           Ratio Current Portion Long-Term Debt

12. Notices. Any notices shall be given in writing to the opposite party's signature below or as that party may otherwise specify in writing.

13. ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

14. Additional Provisions: Borrower agrees to the additional provisions, if any, set forth immediately following this section or on an attachment hereto titled "Exhibit N/A".
14.1 So long as any amounts or obligations of any type are owing by Borrower to Bank, or Bank is committed to lend to Borrower: (a) Borrower shall not, without the prior written consent of Bank, create or permit to exist any lien or encumbrance upon, or transfer any interest in, any of its accounts receivable or inventory, other than sales of inventory in the ordinary course of business; (b) Borrower to provide Loan Agreement Compliance Certificates on a quarterly basis.; and (c) If at any time the principal amount outstanding under Borrower's revolving line of credit from Bank exceeds the sum of (i) 50% of Borrower's accounts receivable plus (ii) 25% of the value (based on the lower of cost or market) of Borrower's inventory, then, upon request by Bank, Borrower shall grant to Bank a security interest in all of its accounts receivable and inventory to secure all obligations of Borrower under the revolving line of credit, pursuant to a security agreement and UCC filings in form satisfactory to Bank.



This Business Loan Agreement (Parts A and B) executed by the parties on September 30, 1996. Borrower acknowledges having read all of the provisions of this Agreement and Borrower agrees to its terms.

SEAFIRST BANK       ________Spokane & Eastern______________________
                               (Branch/Office)

By:  _/s/Joe Poole___Title:  Vice President
         Joe Poole

Address:  P.O. Box 1446                       City,State, Zip: Spokane, WA 99210

Phone:  __(509) 353-1475                     Fax:  ___(509) 353-1492_________

                               SEMITOOL, INC.
        ------------------------------------------------------------
                              (Borrower Name)

By:  /s/Raymon F. Thompson___Title:   President
      Raymon F. Thompson

Address:  655 West Reserve Drive       City,State, Zip: Kalispell, MT  59901

Phone:  (406) 752-2107                         Fax:    (406) 752-5522

                                                                   Exhibit 10.15

                          Promissory Note (SEMITOOL, INC)

                             DUE: December 31, 1998

                                 PROMISSORY NOTE

                                  SEMITOOL, INC

 $15,000,000.00             Dated: September 30, 1996
                               Seattle, Washington

SEMITOOL, INC, a Montana corporation ("Maker") unconditionally promises to pay to the order of Bank of America NW, N.A., doing business as SEAFIRST BANK ("Bank"), at its Spokane & Eastern Commercial Team 56 office, on or before December 31, 1998, in immediately available funds, the principal sum of Fifteen Million and no/100ths Dollars ($15,000,000.00), or such lesser sum as may be advanced hereunder. Maker further agrees to pay interest on the daily unpaid principal balance, in arrears on the 1st day of each month, beginning the 1st day of November, 1996, in accordance with the terms, conditions, and definitions of Exhibit A attached, which are incorporated herein. Also incorporated herein is Exhibit 1 attached hereto, regarding prepayment fees.

All advances under this Note, all conversions between the interest rate options, and all payments of principal and interest may be reflected on a schedule or a computer-generated statement which shall become a part hereof. All unpaid principal and accrued but unpaid interest under this Note shall be paid in full on December 31, 1998.

Bank is authorized to automatically debit each required installment of interest from Borrower's checking account number 13629803 at Bank, or such other deposit account at Bank as Borrower may authorize in the future.

If all or any portion of the principal amount or any installment of interest is not paid when due, interest shall accrue, at the option of the holder of this Note, from the date of default at a floating rate per annum three percent (3%) above the Prime Rate, as the Prime Rate may vary from time to time, and the entire unpaid principal amount of this Note, together with all accrued interest, shall become immediately due and payable at the option of the holder hereof.

Advances under this Note may be made by Bank at the oral or written request of any one acting alone, who are authorized to request advances and direct the disposition of any such advances until written notice of the revocation of such authority is received by Bank at its office indicated above. Any such advance shall be conclusively presumed to have been made to or for the benefit of Maker when made in accordance with such requests and directions, or when said advances are deposited to the credit of an account of Maker with Bank, regardless of the fact that persons other than those authorized under this paragraph may have authority to draw against such account.

Maker hereby waives presentment, demand, protest, and notice of dishonor hereof. Each party signing or endorsing this Note signs as maker and principal, and not as guarantor, surety, or accommodation party; and is estopped from asserting any defense based on any capacity other than maker or principal.

This Note shall be governed by and construed in accordance with the laws of the State of Washington.

ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, TO EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

                                                           SEMITOOL, INC



                                                        By:/s/Raymon F. Thompson

                                                        Its:President

Page A-5
                    Promissory Note (SEMITOOL, INC/gl0930st)
                                    EXHIBIT A
                               INTEREST PROVISIONS


                                    ARTICLE 1

                                   Definitions
         All terms defined below shall have the meaning indicated: Acceptances shall mean each of the drafts drawn by Borrower on Bank and presented by Borrower to Bank for acceptance which shall:
 .1 Relate to the shipment or domestic storage of goods; .2 Be dated the date of such drawing; .3 Be payable in a multiple face amount of $100,000;
 .4 Not require Bank to maintain reserves under Regulation D of the Board of Governors of the Federal Reserve System in effect from time to time, or under any other law or regulation; .5 Comply with the requirements contained in paragraph  7 of Section 13 of the  Federal  Reserve  Act (12  U.S.C.  Sec.  372)
pertaining  to  the  creation,   discount,   and  subsequent  sale  of  bankers'
acceptances by a member bank; and .6 Mature and be payable on a Business Day which occurs not less than seven days and not more than 180 days after the date the draft is drawn. 2 Adjusted LIBOR Rate shall mean for any day that per annum rate equal to the sum of (a) a margin of 2.00%, (b) the Assessment Rate, and (c) the quotient of (i) the LIBOR Rate as determined for such day, divided by (ii) the Reserve Adjustment. The Adjusted LIBOR Rate shall change with any change in the LIBOR Rate on the first day of each Interest Period and on the effective date of any change in the Assessment Rate or Reserve Adjustment. 3 Advances shall mean the disbursement of loan proceeds under the Note. Assessment Rate shall mean as of any day the minimum annual percentage rate established by the Federal Deposit Insurance Corporation (or any successor) for the assessment due from members of the Bank Insurance Fund (or any successor) in effect for the assessment period during which said day occurs based on deposits maintained at such members' offices located outside of the United States. 5 Available Amounts shall mean $15,000,000.00 less the outstanding principal balance of the Note, less the aggregate amount of outstanding Acceptances. 6 Bank shall mean the holder of the Note. Banker's Acceptance Rate shall mean the rate equal to: (a) The competitive bid rate determined at Bank's sole discretion and quoted to Borrower for the discounting of Acceptances eligible for discount by Federal Reserve Banks in an amount comparable to and with the same maturity as the commercial drafts or bills being presented for acceptance by Borrower to Bank as of 9:30 a.m., Seattle time, on the date such drafts or bills are presented for acceptance ("Bid Rate"); multiplied by (b) The quotient of the number of days each draft is outstanding until maturity divided by 360 days, as follows:
             (Bid Rate) X (Number of Days Outstanding (PI) 360 days) The Banker's Acceptance Rate shall be rounded to the next higher 1/100th of 1%.
1 Borrower shall mean the maker of the Note.
2 Business Day shall mean any day other than a Saturday, Sunday, or other day on which commercial banks in Seattle, Washington, are authorized or required by law to close. 3 Commencement Date shall mean the first day of any Interest Period as requested by Borrower. 4 Floating Rate Loans shall mean those portions of principal of the Note accruing interest at the Floating Rate. 5 Floating Rate shall mean the Prime Rate plus 0.00% per annum. 6 Interest Period shall mean the period commencing on the date of any advance at or conversion to an Adjusted LIBOR Rate and ending on any date thereafter as selected by Borrower, subject to the restrictions of Section 2.3. If any Interest Period would end on a day which is not a Business Day, the Interest Period shall be extended to the next succeeding Business Day, unless the next succeeding Business Day falls in the next month, in which case the Interest Period shall be shortened to the preceding Business Day. 7 LIBOR Rate shall mean for any Interest Period the per annum rate, calculated on the basis of actual number of days elapsed over a year of 360 days, for U.S. Dollar deposits for a period equal to the Interest Period appearing on the display designated as "Page 3750" on the Telerate Service (or such other page on that service or such other service designated by the British Banker's Association for the display of that Association's Interest Settlement Rates for U.S. Dollar deposits) as of 11:00 a.m., London time, on the day which is two London Banking Days prior to the first day of the Interest Period. If there is no period equal to the Interest Period on the display, the LIBOR Rate shall be determined by straight-line interpolation to the nearest month (or week or day if expressed in weeks or days) corresponding to the Interest Period between the two nearest neighboring periods on the display. 8 LIBOR Rate Loans shall mean those portions of principal of the Note accruing interest at the Adjusted LIBOR Rate. 9 London Banking Day shall mean any day other than a Saturday, Sunday, or other day on which commercial banks in London, England, are authorized or required by law to close. 10 Note shall mean the promissory note to which this exhibit is attached. 11 Prime Rate shall mean the floating commercial loan reference rate of Bank, publicly announced from time to time as its "prime rate" (calculated on the basis of actual number of days elapsed over a year of 360 days), with any change in the Prime Rate to be effective on the date the "prime rate" changes. 12 Reserve Adjustment shall mean as of any day the remainder of one minus that percentage (expressed as a decimal) which is the highest of any such percentages established by the Board of Governors of the Federal Reserve System (or any successor) for required reserves (including any emergency, marginal, or supplemental reserve requirement) regardless of the aggregate amount of deposits with said member bank and without benefit of any possible credit, proration, exemptions, or offsets for time deposits established at offices of member banks located outside of the United States or for eurocurrency liabilities, if any. 13 Termination Date shall mean December 31, 1998, or such earlier date upon which Bank makes demand for payment in full under the Note based on a default under the Note.

                                    ARTICLE 2

                              Interest Rate Options
1 Interest Rates and Payment Date. The Note shall bear interest from the date of Advance on the unpaid principal balance outstanding from time to time at the Floating Rate or Adjusted LIBOR Rate as selected by Borrower and all accrued interest shall be payable in arrears as provided in the Note. 2 Procedure. Borrower may, on any London Banking Day two London Banking Days before a Commencement Date, request Bank to give an Adjusted LIBOR Rate quote for a specified loan amount and Interest Period. Bank will then quote to Borrower the available Adjusted LIBOR Rate. Borrower shall have two hours from the time of the quote to elect an Adjusted LIBOR Rate by giving Bank irrevocable notice of such election.

1 Restrictions. Each Interest Period shall be one month or two months or three months or six months or one year or any other term acceptable to Bank in its sole discretion. In no event shall an Interest Period extend beyond the Termination Date. The minimum amount of a LIBOR Rate Loan shall be $500,000. 2 Prepayments. If Borrower prepays all or any portion of a LIBOR Rate Loan prior to the end of an Interest Period, there shall be due at the time of any such prepayment the Prepayment Fee, determined in accordance with Form 51-6325 which is attached as Exhibit 1 to the Note. 3 Reversion to Floating. The Note shall bear interest at the Floating Rate unless an Adjusted LIBOR Rate is specifically selected. At the termination of any Interest Period each LIBOR Rate Loan shall revert to a Floating Rate Loan unless Borrower directs otherwise pursuant to
Section 2.2. 4 Inability to Participate in Market. If Bank in good faith cannot participate in the Eurodollar market for legal or practical reasons, the Adjusted LIBOR Rate shall cease to be an interest rate option. Bank shall notify Borrower of and when it again becomes legal or practical to participate in the Eurodollar market, at which time the Adjusted LIBOR Rate shall resume being an interest rate option. 5 Costs. Borrower shall, as to LIBOR Rate Loans, reimburse Bank for all costs, taxes, and expenses, and defend and hold Bank harmless for any liabilities, which Bank may incur as a consequence of any changes in the cost of participating in, or in the laws or regulations affecting, the Eurodollar market, including any additional reserve requirements, except to the extent such costs are already calculated into the Adjusted LIBOR Rate. This covenant shall survive the payment of the Note. 6 Basis of Quotes. Borrower acknowledges that Bank may or may not in any particular case actually match-fund a LIBOR Rate Loan. FDIC assessments, and Federal Reserve Board reserve requirements, if any are assessed, will be based on Bank's best estimates of its marginal cost for each of these items. Whether such estimates in fact represent the actual cost to Bank for any particular dollar or Eurodollar deposit or any LIBOR Rate Loan will depend upon how Bank actually chooses to fund the LIBOR Rate Loan. By electing an Adjusted LIBOR Rate, Borrower waives any right to object to Bank's means of calculating the Adjusted LIBOR Rate quote accepted by Borrower.

                                    ARTICLE 3

                                    Advances
1 Revolving Loan Facility. Bank shall until the earlier of demand or the Termination Date make Advances to Borrower from time to time, to the extent of the Available Amounts, with the aggregate principal amount at any one time outstanding not to exceed $15,000,000.00 less the aggregate amount of outstanding Acceptances. Borrower may borrow, prepay, and reborrow the principal of the Note in whole or in part. 2 Procedure for Advances. Borrower may borrow on any Business Day. Borrower shall give Bank irrevocable notice (written or oral) specifying the amount to be borrowed and the requested borrowing date. Bank must receive such notice on or before 11:30 a.m., Seattle time, on the day borrowing is requested. All Advances shall be discretionary to the extent notification by Borrower is given subsequent to that time. 3 Commitment to Issue Acceptances. Bank shall until the earlier of the Termination Date or demand on the Note accept for payment drafts drawn on it by Borrower, to the extent of the Available Amount, in such amounts as Borrower may request, with the maximum liabilities thereunder at any one time outstanding not to exceed $15,000,000.00 less the outstanding balance under the Note. 4 Manner of Creating Acceptances. Borrower shall give Bank telephonic or written notice of each request for an Acceptance, in form acceptable to Bank, prior to 11:30 a.m., Seattle time, on the Business Day the draft is presented to Bank for acceptance. The notice shall specify: (a) the date of drawing, maturity date, and face amount of the draft to be accepted; (b) the description of the goods covered; (c) the date of shipment and arrival, and point of destination, or place of storage; and (d) that no other financing has been obtained with respect to the goods covered by the Acceptance. 1 Creation of Acceptance. On the Business Day specified for the Acceptance, Bank is authorized by Borrower to: (a) Complete a draft or drafts with the issuance date, face amount, and maturity date of such drawing as specified by Borrower; (b) Accept and discount the draft or drafts; and (c) Pay to Borrower a purchase price equal to the face amount of such Acceptance, less an amount equal to the Banker's Acceptance Rate times the face amount of such Acceptance and less all usual and customary charges in connection with the creation and administration of acceptances. The purchase price shall be paid by depositing such amount in a deposit account maintained by Borrower with Bank. 1 Payment of Acceptance. Borrower shall pay Bank the face amount of all Acceptances by 2:30 p.m., Seattle time, on the date of maturity. However, if Borrower fails to do so, Bank may choose, rather than make demand, to make an Advance under the Note in the amount of the maturing Acceptance together with all charges and expenses that may be paid or incurred by Bank for such Acceptance, whether or not Borrower has requested an Advance, and apply the proceeds of such Advance to amounts due.

2     Form 51-6325: Page 3 of 2
                                            Exhibit 1 -- PREPAYMENT FEES

If the principal balance of this note is prepaid in whole or in part, whether by voluntary prepayment, operation of law, acceleration or otherwise, a prepayment fee, in addition to any interest earned, will be immediately payable to the holder of this note.

     The amount of the prepayment fee depends on the following:

(1) The amount by which interest reference rates as defined below have changed between the time the loan is prepaid and either a) the time the loan was made for fixed rate loans, or b) the time the interest rate last changed (repriced) for variable rate loans.
(2) A prepayment fee factor (see "Prepayment Fee Factor
Schedule" on reverse).
(3) The amount of principal prepaid.

If the proceeds from a CD or time deposit pledged to secure the loan are used to prepay the loan resulting in payment of an early withdrawal penalty for the CD, a prepayment fee will not also be charged under the loan.

              Definition of Reference Rate for Variable Rate Loans

The "Reference Rate" used to represent interest rate levels for variable rate loans shall be the index rate used to determine the rate on this loan having maturities equivalent to the remaining period to interest rate change date (repricing) of this loan rounded upward to the nearest month. The "Initial Reference Rate" shall be the Reference Rate at the time of last repricing and a new Initial Reference Rate shall be assigned at each subsequent repricing. The "Final Reference Rate" shall be the Reference Rate at the time of prepayment.

                Definition of Reference Rate for Fixed Rate Loans



The "Reference Rate" used to represent interest rate levels on fixed rate loans shall be the bond equivalent yield of the average U.S. Treasury rate having maturities equivalent to the remaining period to maturity of this loan rounded upward to the nearest month. The "Initial Reference Rate" shall be the Reference Rate at the time the loan was made. The "Final Reference Rate" shall be the Reference Rate at time of prepayment.

The Reference Rate shall be interpolated from the yields as displayed on Page 119 of the Dow Jones Telerate Service (or such other page or service as may replace that page or service for the purpose of displaying rates comparable to said U.S. Treasury rates) on the day the loan was made (Initial Reference Rate) or the day of prepayment (Final Reference Rate).

An Initial Reference Rate of N/A % has been assigned to this loan to represent interest rate levels at origination.

                          CALCULATION OF PREPAYMENT FEE

If the Initial Reference Rate is less than or equal to the Final Reference Rate, there is no prepayment fee.

If the Initial Reference Rate is greater than the Final Reference Rate, the prepayment fee shall be equal to the difference between the Initial and Final Reference Rates (expressed as a decimal), multiplied by the appropriate factor from the Prepayment Fee Factor Schedule, multiplied by the principal amount of the loan being prepaid.

                      Example of Prepayment Fee Calculation

Variable Rate Loan: A non-amortizing 6-month LIBOR based loan with principal of $250,000 is fully prepaid with 3 months remaining until next interest rate change date (repricing). An Initial Reference Rate of 7.0% was assigned to the loan at last repricing. The Final Reference Rate (as determined by the 3-month LIBOR index) is 6.5%. Rates therefore have dropped 0.5% since last repricing and a prepayment fee applies. A prepayment fee factor of 0.31 is determined from Table 3 below and the prepayment fee is computed as follows:

         Prepayment Fee = (0.07 ae 0.065) x (0.31) x ($250,000) = $387.50

Fixed Rate Loan: An amortizing loan with remaining principal of $250,000 is fully prepaid with 24 months remaining until maturity. An Initial Reference Rate of 9.0% was assigned to the loan when the loan was made. The Final Reference Rate (as determined by the current 24-month U.S. Treasury rate on Page 119 of Telerate) is 7.5%. Rates therefore have dropped 1.5% since the loan was made and a prepayment fee applies. A prepayment fee factor of 1.3 is determined from Table 1 below and the prepayment fee is computed as follows:

          Prepayment Fee = (0.09 ae 0.075) x (1.3) x ($250,000) = $4,875

                         PREPAYMENT FEE FACTOR SCHEDULE

                                           TABLE I: FULLY AMORTIZING LOANS
Proportion of Remaining Principal                      Months Remaining To Maturity/Repricing1
Amount Being Prepaid
--------------------------------------------------------------------------------------------------------------------
                   0      3       6      9      12      24     36     48      60     84      120    240    360
--------------------------------------------------------------------------------------------------------------------
90-100%            0      .21     .36    .52    .67     1.3    1.9    2.5     3.1    4.3     5.9    10.3   13.1
60-89%             0      .24     .44    .63    .83     1.6    2.4    3.1     3.9    5.4     7.5    13.2   17.0
30-59%             0      .28     .53    .78    1.02    2.0    3.0    4.0     5.0    7.0     9.9    18.5   24,4
0-29%              0      .31     .63    .92    1.22    2.4    3.7    5.0     6.3    9.0     13.4   28.3   41.8


                                   TABLE II: PARTIALLY AMORTIZING (BALLOON) LOANS
Proportion of Remaining Principal                       Months Remaining To Maturity/Repricing1
Amount Being Prepaid
--------------------------------------------------------------------------------------------------------------------
                         0      3      6      9     12      24     36     48     60     84     120    240    360
--------------------------------------------------------------------------------------------------------------------
       90-100%           0     .26    .49    .71    .94    1.8     2.7    3.4    4.2    5.6    7.4   11.6    14.0
        60-89%           0     .30    .59    .86   1.15    2.2     3.3    4.3    5.3    7.1    9.4   15.0    18.1
        30-59%           0     .31    .63    .95   1.27    2.6     3.9    5.3    6.6    9.1   12.6   21.2    26.2
        0-29%            0     .31    .63    .95   1.27    2.6     4.0    5.4    7.0   10.2   15.7   33.4    46.0


                                   TABLE III: NONAMORTIZING (INTEREST ONLY) LOANS
Proportion of Remaining Principal                       Months Remaining To Maturity/Repricing1
Amount Being Prepaid
--------------------------------------------------------------------------------------------------------------------
                         0      3      6      9     12      24     36     48     60     84     120    240    360
--------------------------------------------------------------------------------------------------------------------
        0-100%           0     .31    .61    .91   1.21    2.3     3.4    4.4    5.3    6.9    8.9   13.0    14.8


1  For   the   remaining   period   to   maturity/repricing   between   any  two
maturities/repricings shown in the above schedules, interpolate between the corresponding factors to the closest month.

The holder of this note is not required to actually reinvest the prepaid principal in any U.S. Government Treasury Obligations, or otherwise prove its actual loss, as a condition to receiving a prepayment fee as calculated above.

                                                            Exhibit 21.1

                           Subsidiaries of Registrant

     Name                                     Jurisdiction of Incorporation
--------------------------                    -----------------------------
Semitool Europe Ltd.                                 United Kingdom

Semitool Halbleitertechnik Vertriebs GmbH            Germany

Semitool France SARL                                 France

Samitool Italia SRL                                  Italy

Semitool KK, Japan                                   Japan

Semitool, Inc., Korea                                Korea

Semitool, Inc., FSC                                  Barbados

Semy Engineering, Inc.                               Delaware

Rhetech, Inc.                                        Delaware