Form 10-Q
period 1996-12-31
SEMITOOL INC
filed 1997-02-12
CIK 934550

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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


      Registrant's telephone number, including area code: (406)752-2107

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Title                        Outstanding as of January 30, 1997

      Common Stock                                13,666,927

Part I.  Financial Information
Item 1.  Financial Statements

                                                       SEMITOOL, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)
                                          December 31, 1996 and September 30, 1996
                                      (Amounts in Thousands, Except for Share Amounts)


                                                                                            December 31,      September 30,
                                         ASSETS                                                 1996              1996
                                                                                          ----------------  ---------------

Current assets:
    Cash and cash equivalents                                                                   $    3,434        $   3,058
    Trade receivables, less allowance for doubtful accounts of $233 and $233                        35,694           39,183
    Inventories                                                                                     36,905           36,909
    Prepaid expenses and other current assets                                                        2,493            2,323
    Deferred income taxes                                                                            4,373            4,373
                                                                                          ----------------  ---------------
       Total current assets                                                                         82,899           85,846
Property, plant and equipment, net                                                                  26,830           26,337
Intangibles, less accumulated amortization of $1,029 and $899                                        1,649            1,581
Other assets, net                                                                                    1,209            1,190
                                                                                          ----------------  ---------------
       Total assets                                                                             $  112,587        $ 114,954
                                                                                          ================  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                                        $    4,000        $   4,000
    Accounts payable                                                                                12,853           17,177
    Accrued commissions                                                                              1,091            1,751
    Accrued warranty and installation                                                                8,504            7,997
    Accrued payroll and related benefits                                                             5,042            5,032
    Other accrued liabilities                                                                          843              594
    Customer advances                                                                                3,596            3,757
    Income taxes payable                                                                             1,168            1,334
    Long-term debt, due within one year                                                                378              374
    Payable to shareholder                                                                              24               33
                                                                                          ----------------  ---------------
       Total current liabilities                                                                    37,499           42,049
Long-term debt, due after one year                                                                   3,552            3,637
Deferred income taxes                                                                                1,265            1,265
                                                                                          ----------------  ---------------
       Total liabilities                                                                            42,316           46,951
                                                                                          ----------------  ---------------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                                    -                -
    Common stock, no par value, 30,000,000 shares authorized,
     13,662,727 and 13,655,577 shares issued and outstanding                                        39,639           39,577
    Retained earnings                                                                               30,632           28,426
                                                                                          ----------------  ---------------
       Total shareholders' equity                                                                   70,271           68,003
                                                                                          ----------------  ---------------
       Total liabilities and shareholders' equity                                               $  112,587        $ 114,954
                                                                                          ================  ===============

                The accompanying notes are an integral part of the consolidated financial statements.


                                                   SEMITOOL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                                for the three months ended December 31, 1996 and 1995
                                (Amounts in Thousands, Except for Per Share Amounts)


                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                  ----------------------------
                                                                                       1996              1995
                                                                                  -----------      -----------

Net sales                                                                           $  42,508        $  38,049
Cost of sales                                                                          23,425           18,903
                                                                                  -----------      -----------
Gross profit                                                                           19,083           19,146
                                                                                  -----------      -----------

Operating expenses:
     Selling, general and administrative                                               10,481            8,969
     Research and development                                                           4,988            3,918
                                                                                  -----------      -----------
     Total operating expenses                                                          15,469           12,887
                                                                                  -----------      -----------

Income from operations                                                                  3,614            6,259
Other income (expense), net                                                               (55)              95
                                                                                  -----------      -----------
Income before income taxes                                                              3,559            6,354
Provision for income taxes                                                              1,353            2,353
                                                                                  -----------      -----------

Net income                                                                          $   2,206        $   4,001
                                                                                  ===========      ===========

Net income per share                                                                $    0.16        $    0.29
                                                                                  ===========      ===========

Weighted average common shares outstanding                                             13,719           13,899
                                                                                  ===========      ===========

                The accompanying notes are an integral part of the consolidated financial statements.


                                                       SEMITOOL, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                    for the three months ended December 31, 1996 and 1995
                                                   (Amounts in Thousands)


                                                                                                  Three Months Ended
                                                                                                     December 31,
                                                                                          ---------------------------------
                                                                                                     1996             1995
                                                                                          ----------------  ---------------
Operating activities:
Net income                                                                                      $    2,206        $   4,001
Adjustments to reconcile  net income to net cash provided by (used in) operating activities:
    Loss on sale of equipment                                                                           18                -
    Depreciation and amortization                                                                    1,387              837
    Deferred income tax benefit                                                                          -             (366)
    Change in:
        Trade receivables                                                                            3,489           (5,926)
        Inventories                                                                                 (1,024)          (4,254)
        Prepaid expenses and other current assets                                                     (170)             414
        Shareholder payable                                                                             (9)               -
        Other assets                                                                                   (96)              97
        Accounts payable                                                                            (4,324)           3,015
        Accrued commissions                                                                           (660)              29
        Accrued warranty and installation                                                              507            1,010
        Accrued payroll and related benefits                                                            10           (4,550)
        Other accrued liabilities                                                                      249             (439)
        Customer advances                                                                             (161)            (663)
        Income taxes payable                                                                          (166)             677
                                                                                          ----------------  ---------------
          Net cash provided by (used in) operating activities                                        1,256           (6,118)
                                                                                          ----------------  ---------------

Investing activities:
    Proceeds from sale of marketable securities                                                          -            1,002
    Purchases of property, plant and equipment                                                        (667)          (3,881)
    Increase in intangible assets                                                                     (198)            (141)
    Proceeds from sale of equipment                                                                      4                -
                                                                                          ----------------  ---------------
          Net cash used in investing activities                                                       (861)          (3,020)
                                                                                          ----------------  ---------------

Financing activities:
    Proceeds from exercise of stock options                                                             62                3
    Borrowings under line of credit                                                                 10,180                -
    Repayments under line of credit                                                                (10,180)               -
    Proceeds from long-term debt                                                                        11                -
    Repayments of long-term debt                                                                       (92)            (656)
                                                                                          ----------------  ---------------
          Net cash used in financing activities                                                        (19)            (653)
                                                                                          ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                                                   376           (9,791)
Cash and cash equivalents at beginning of period                                                     3,058           11,939
                                                                                          ----------------  ---------------
Cash and cash equivalents at end of period                                                      $    3,434        $   2,148
                                                                                          ================  ===============

                The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Basis of Presentation

The consolidated financial statements included herein have been prepared by Semitool, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1996 previously filed with the Securities and Exchange Commission on Form 10-K.

In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of December 31, 1996, the consolidated results of operations for the three months ended December 31, 1996 and 1995 and the consolidated cash flows for the three months ended December 31, 1996 and 1995. The results of operations and the cash flows for the periods presented may not be indicative of those which may be expected for the full year.

Note 2.       Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc., and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3.       Inventories

Inventories are summarized as follows (in thousands):

                                               December 31, 1996             September 30, 1996
                                               -----------------             ------------------
Parts and raw materials                              $    17,992                    $    18,157
Work-in-process                                           15,441                         15,702
Finished goods                                             3,472                          3,050
                                               -----------------             ------------------
                                                     $    36,905                    $    36,909
                                               =================             ==================

During the quarter ended December 31, 1996, $1,028,000 in finished goods inventory was transferred to capitalized equipment. No finished goods inventory was transferred to capital equipment during the quarter ended December 31, 1995.

Note 4.       Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                                                     Three Months Ended
                                                        December 31,
                                            ---------------------------------
                                                     1996               1995
Federal:                                    --------------      -------------
     Current                                   $     1,071        $     2,247
     Deferred                                            -               (317)
State:
     Current                                            92                372
     Deferred                                            -                (49)
Foreign                                                190                100
                                            --------------      -------------
     Total                                     $     1,353        $     2,353
                                            ==============      =============


Components of the deferred tax assets and liabilities as of December 31, 1996 are as follows, (in thousands):

                                                                     Assets       Liabilities           Total
                                                                -------------    -------------    -------------
Accrued liabilities, principally
     vacation and health insurance                               $        709       $        -       $      709
Accrued reserves, principally bad
     debt, warranty and inventory                                       2,669                -            2,669
Inventory capitalization                                                  433                -              433
Depreciation and software amortization                                      -           (1,265)          (1,265)
Foreign net operating loss carryforward                                   475                -              475
Other                                                                      87                -               87
                                                                -------------    -------------    -------------
Total                                                            $      4,373       $   (1,265)      $    3,108
                                                                =============    =============    =============

Note 5.       Contingency

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks compensatory damages and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, the early stage of discovery and insurance issues, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

Note 6.       Acquisition of Semy Engineering, Inc.

On February 29, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Semy Engineering, Inc. (Semy), in exchange for 600,000 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method and accordingly the fiscal year 1996 data presented are restated to show the effects of this transaction as if it had occurred at the beginning of each period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission (SEC). The Company's future results will depend on its ability to continue to enhance its existing products, and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

Shareholders or potential shareholders should read the "Risk Factors" section of the Company's latest annual report on Form 10-K filed with the SEC in conjunction with this quarterly report on Form 10-Q to better understand the potential volatility of the Company's results and volatility in the Company's common stock share price. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the semiconductor equipment industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

Shareholders or potential shareholders are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

RESULTS OF OPERATIONS

First Quarter Of Fiscal 1997 Compared With First Quarter Of Fiscal 1996

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased 11.7% to $42.5 million in the first quarter of fiscal 1997 from $38.0 million for the same period in fiscal 1996. Net sales of the Company's Magnum automated batch chemical processor totaled $11.4 million in the first quarter of fiscal 1997 compared to $2.2 million in the year earlier quarter and turned what otherwise would have been a decline in net sales into an increase. Semitool's automated batch chemical processing tool is relatively new. The first Magnum shipments occurred in fiscal 1995 and totaled $9.1 million for the year. Shipments of the Magnum during fiscal 1996 totaled $24.7 million. Semitool expects that Magnum shipments during fiscal 1997 will exceed $40 million and will, at least partially, offset declining shipments of some other equipment due to more modest industry order patterns.

Gross Profit. Gross margins were 44.9% of net sales in the first quarter of fiscal 1997 compared to 50.3% of net sales for the same period in fiscal 1996. Cost associated with building new tool models was the most significant factor in the decline in gross margins in the first quarter from the year earlier period. Semitool does not expect excess costs related to the manufacture of newer products to decline immediately, but it does expect incremental progress over time. The Company's gross margins have been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 24.7% of net sales in the first quarter of fiscal 1997 compared to 23.6% of net sales for the same period in fiscal 1996. The Company's SG&A expense increased $1.5 million in absolute dollars to $10.5 million in the first quarter of fiscal 1997 from $9.0 million for the same period in fiscal 1996. The increase in SG&A expenses reflects a broader range of equipment to market and service, costs associated with additional sales and service personnel supporting the Asian marketplace and increased sales volume. A substantial portion of the Company's SG&A expense is fixed in the short term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. Research and development expense was $5.0 million (or 11.7% of net sales) in the first quarter of fiscal 1997 as compared to $3.9 million (or 10.3% of net sales) for the same period in fiscal 1996. The increase in spending on research and development is primarily associated with the Company's automated batch chemical processor, the fast ramp vertical furnace, and the single substrate processor.

The Company is committed to technology leadership in the semiconductor equipment industry and expects to continue to fund R&D expenditures with a multiyear perspective. The Company's research and development expenses have fluctuated from quarter to quarter in the past. The Company expects such fluctuation to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given quarter.

Other Income (Expense), Net. Other income (expense), net was a net expense of $55,000 in the first quarter of fiscal 1997 compared to a net income of $95,000 for the same period in fiscal 1996. Interest expense on the Company's borrowings was the largest single component of Other Income (Expense), Net in the current quarter while interest income was the largest component in the comparable prior year period.

Provisions for Income Taxes. The provisions for income taxes for the first fiscal quarter of 1997 and 1996 were $1.3 million and $2.4 million, respectively. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates.

Backlog. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Sales backlog was approximately $89.3 million as of December 31, 1996, compared to $75.1 million one year ago and $85.9 million as of September 30, 1996. The Company's automated batch chemical processing tool, first shipped in fiscal 1995, now represents the largest single component of the backlog with the vertical furnace second. Due largely to customers rescheduling deliveries, approximately $17 million of the backlog is not scheduled to ship until the fourth quarter of fiscal 1997.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.



LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $1.3 million during the first three months of fiscal 1997, compared to $6.1 million used in operating activities during the same period in fiscal 1996. Cash generated from net income, depreciation, and a reduction in accounts receivable in the current fiscal year more than offset an increase in inventory and a decline in accounts payable. The Company expects future working capital requirements to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured. Currently, the tools with the longest average cycle times are the automated batch chemical tools and the single substrate processor.

Investing activities during the first three months of fiscal 1997, consisted primarily of $700,000 of property and equipment additions. Financing activities included no new net borrowings under the Company's revolving line of credit during the quarter. As of December 31, 1996, the Company's principal sources of liquidity consisted of approximately $3.4 million of cash and cash equivalents, $6.0 million available under the Company's $10 million revolving line of credit, and $15 million under its long-term credit facility. Both credit facilities are with Seafirst Bank and bear interest at the bank's prime lending rate. The revolving line of credit expires on December 31, 1997 when all principal amounts owing are due. The long-term credit facility expires on December 31, 1998 with amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2003.

The Company believes that cash and cash equivalents, funds generated from operations, and borrowings under its line of credit agreements will be sufficient to meet the Company's planned capital requirements for the balance of the fiscal year. During the first fiscal quarter, the Company began remodeling part of its facility in Cambridge, England in preparation for the commencement of assembly operations at that location later in the year. Total purchases of property, plant and equipment for fiscal 1997 are expected to be $9 million including the facility improvement in England, but excluding any major facility expansion or addition in the United States. The Company is currently formulating additional expansion plans which can be triggered quickly should market conditions warrant. Any decision to implement a major facility expansion, to add an additional facility, or any significant increase in working capital needed to fund growth, could result in the Company's effecting additional equity or debt financing to fund that growth. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect an additional equity or debt financing to fund such activities. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


LITIGATION

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks compensatory damages and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, the early stage of discovery and insurance issues, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.



Part II.      Other Information

Item 1.       Legal Proceedings

A purported class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks compensatory damages and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, the early stage of discovery and insurance issues, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

The Company and all the other defendants have filed a motion to dismiss all claims on the basis that the plaintiff cannot state such claims under Montana law. The court has the motion to dismiss under submission.

Item 6.       Exhibits and Reports on Form 8-K.

(a) Exhibits:
     (27) Financial Data Schedule for the three months ended December 31, 1996.


(b) Reports on Form 8-K:
     There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Semitool, Inc.

By: /s/ John W. Sullivan
   ---------------------
John W. Sullivan, Vice President - Finance and CFO

Date: February 11, 1997