Form 10-Q
period 1997-03-31
SEMITOOL INC
filed 1997-04-25
CIK 934550

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

For the transition period from _______________ to ______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X  NO __

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

           Title                           Outstanding as of April 22, 1997
       Common Stock                                    13,668,777

Part I.  Financial Information
Item 1.  Financial Statements


                                                      SEMITOOL, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                           March 31, 1997 and September 30, 1996
                                      (Amounts in Thousands, Except for Share Amounts)


                                                                                              March 31,       September 30,
                                         ASSETS                                                 1997              1996
                                                                                          ----------------  ---------------
                                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                                                   $    4,385        $   3,058
    Trade receivables, less allowance for doubtful accounts of $233 and $233                        36,129           39,183
    Inventories                                                                                     45,557           36,909
    Prepaid expenses and other current assets                                                        1,854            2,323
    Deferred income taxes                                                                            4,373            4,373
                                                                                          ----------------  ---------------
       Total current assets                                                                         92,298           85,846
Property, plant and equipment, net                                                                  27,166           26,337
Intangibles, less accumulated amortization of $1,167 and $899                                        1,664            1,581
Other assets, net                                                                                    1,244            1,190
                                                                                          ----------------  ---------------
       Total assets                                                                             $  122,372        $ 114,954
                                                                                          ================  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                                        $    4,000        $   4,000
    Accounts payable                                                                                20,194           17,177
    Accrued commissions                                                                                833            1,751
    Accrued warranty and installation                                                                9,012            7,997
    Accrued payroll and related benefits                                                             5,723            5,032
    Other accrued liabilities                                                                          660              594
    Customer advances                                                                                3,384            3,757
    Income taxes payable                                                                               497            1,334
    Long-term debt, due within one year                                                                387              374
    Payable to shareholder                                                                              17               33
                                                                                          ----------------  ---------------
       Total current liabilities                                                                    44,707           42,049
Long-term debt, due after one year                                                                   3,450            3,637
Deferred income taxes                                                                                1,265            1,265
                                                                                          ----------------  ---------------
       Total liabilities                                                                            49,422           46,951
                                                                                          ----------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                                   --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,668,777 and 13,655,577 shares issued and outstanding                                        39,692           39,577
    Retained earnings                                                                               33,258           28,426
                                                                                          ----------------  ---------------
       Total shareholders' equity                                                                   72,950           68,003
                                                                                          ----------------  ---------------
       Total liabilities and shareholders' equity                                               $  122,372        $ 114,954
                                                                                          ================  ===============

                    The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.



                                                   SEMITOOL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                             for the three and six months ended March 31, 1997 and 1996
                                (Amounts in Thousands, Except for Per Share Amounts)

                                                       Three Months Ended                Six Months Ended
                                                            March 31,                        March 31,
                                                   --------------------------       --------------------------
                                                      1997            1996             1997            1996
                                                   -----------    -----------       -----------    -----------

Net sales                                          $    45,227    $    43,574       $    87,735    $    81,623
Cost of sales                                           24,320         21,175            47,745         40,078
                                                   -----------    -----------       -----------    -----------
Gross profit                                            20,907         22,399            39,990         41,545
                                                   -----------    -----------       -----------    -----------

Operating expenses:
    Selling, general and administrative                 11,341          9,866            21,822         18,835
    Research and development                             5,315          4,629            10,303          8,547
                                                   -----------    -----------       -----------    -----------
       Total operating expenses                         16,656         14,495            32,125         27,382
                                                   -----------    -----------       -----------    -----------

Income from operations                                   4,251          7,904             7,865         14,163
Other income (expense), net                                (17)           (56)              (72)            39
                                                   ------------   -----------       -----------    -----------
Income before income taxes                               4,234          7,848             7,793         14,202
Provision for income taxes                               1,608          2,902             2,961          5,255
                                                   -----------    -----------       -----------    -----------

Net income                                           $   2,626       $  4,946       $     4,832    $     8,947
                                                   ===========    ===========       ===========    ===========

Net income per share                                 $    0.19       $   0.36       $      0.35    $      0.64
                                                   ===========    ===========       ===========    ===========

Weighted average common shares outstanding              13,809         13,866            13,768         13,882
                                                   ===========    ===========       ===========    ===========

                The accompanying  notes are an integral part of the consolidated financial statements.




                                                    SEMITOOL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                    for the six months ended March 31, 1997 and 1996
                                               (Amounts in Thousands)

                                                                                               Six Months Ended
                                                                                                   March 31,
                                                                                      ---------------------------------
                                                                                            1997             1996
                                                                                      ---------------   ---------------

Operating activities:
Net income                                                                                $     4,832       $     8,947
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Loss on sale of equipment                                                                      19                 1
    Depreciation and amortization                                                               2,840             1,734
    Deferred income tax benefit                                                                    --                33
    Change in:
       Trade receivables                                                                        3,054           (10,148)
       Inventories                                                                             (9,776)          (14,626)
       Prepaid expenses and other current assets                                                  469              (338)
       Other assets                                                                              (207)               89
       Accounts payable                                                                         3,017             9,214
       Accrued commissions                                                                       (918)             (465)
       Accrued warranty and installation                                                        1,015             1,231
       Accrued payroll and related benefits                                                       691            (6,188)
       Other accrued liabilities                                                                   66               248
       Customer advances                                                                         (373)           (1,482)
       Income taxes payable                                                                      (837)           (3,313)
       Shareholder payable                                                                        (16)              (44)
                                                                                      ---------------   ---------------
          Net cash provided by (used in) operating activities                                   3,876           (15,107)
                                                                                      ---------------   ---------------

Investing activities:
    Proceeds from sale of marketable securities                                                    --             4,010
    Purchases of property, plant and equipment                                                 (2,156)           (6,312)
    Increase in intangible assets                                                                (351)             (295)
    Increase in covenant not to compete                                                            --            (1,200)
    Proceeds from sale of equipment                                                                17               361
                                                                                      ---------------   ---------------
          Net cash provided by (used in) investing activities                                  (2,490)           (3,436)
                                                                                      ---------------   ---------------

Financing activities:
    Proceeds from exercise of stock options                                                       115                 6
    Borrowings under line of credit                                                            17,865            20,655
    Repayments under line of credit                                                           (17,865)          (11,785)
    Proceeds from long-term debt                                                                   11                --
    Repayments of long-term debt                                                                 (185)             (744)
                                                                                      ---------------   ---------------
          Net cash provided by (used in) financing activities                                     (59)            8,132
                                                                                      ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                            1,327           (10,411)
Cash and cash equivalents at beginning of period                                                3,058            11,939
                                                                                      ---------------   ---------------
Cash and cash equivalents at end of period                                                $     4,385       $     1,528
                                                                                      ===============   ===============

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

The financial information presented as of any date other than September 30, 1996 has been prepared from the books and records without audit. Financial information as of September 30, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 1997, the consolidated results of operations for the three and six month periods ended March 31, 1997 and 1996 and the consolidated cash flows for the six month periods ended March 31, 1997 and 1996. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc., and its wholly-owned subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation.

Note 3.           Inventories

Inventories are summarized as follows (in thousands):

                                March 31, 1997             September 30, 1996
                           ----------------------        ---------------------

Parts and raw materials             $     22,955                  $    18,157
Work-in-process                           19,319                       15,702
Finished goods                             3,283                        3,050
                           ----------------------        ---------------------
                                     $    45,557                  $    36,909
                           ======================        =====================


During the six months ended March 31, 1997 and 1996, $1,128,000 and $164,000, respectively, of finished goods inventory was transferred to capitalized equipment.

Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                                       Three Months Ended                   Six Months Ended
                                            March 31,                           March 31,
                                 ---------------------------           --------------------------
                                     1997           1996                  1997            1996
                                 -----------     -----------           -----------    -----------

Federal:
     Current                     $     1,381     $     2,221           $     2,452    $     4,486
     Deferred                             --             345                    --             28
State:
     Current                             196             347                   288            701
     Deferred                             --              54                    --              5
Foreign                                   31             (65)                  221             35
                                 -----------     -----------           -----------    -----------
     Total                       $     1,608     $     2,902           $     2,961    $     5,255
                                 ===========     ===========           ===========    ===========

Components of the deferred tax assets and liabilities as of March 31, 1997 are as follows, (in thousands):

                                                           Assets          Liabilities           Total
                                                       --------------    --------------     -------------

Accrued liabilities, principally
     vacation and health insurance                      $         709     $          --      $        709
Accrued reserves, principally bad
     debt, warranty and inventory                               2,669                --             2,669
Inventory capitalization                                          433                --               433
Depreciation and software amortization                                           (1,265)           (1,265)
Foreign net operating loss carryforward                           475                --               475
Other                                                              87                --                87
                                                       --------------    --------------     -------------
Total                                                   $       4,373     $      (1,265)     $      3,108
                                                       ==============    ==============     =============

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

Shareholders or potential shareholders are also cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1997 COMPARED WITH SECOND QUARTER OF FISCAL 1996

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased 3.8% to $45.2 million in the second quarter of fiscal 1997 from $43.6 million for the same period in fiscal 1996. Sales of the Company's automated batch chemical processing tools in the second quarter of fiscal 1997 increased significantly compared to the same period in fiscal 1996 and resulted in the overall gain in sales for the quarter.

Gross Profit. Gross margin was 46.2% of net sales in the second quarter of fiscal 1997 compared to 51.4% of net sales for the same period in fiscal 1996. Cost associated with building new tool models was the most significant factor in the decline in gross margin in the second quarter of fiscal 1997 from the same period in fiscal 1996. Gross margin did improve in the second quarter of fiscal 1997 from the two preceding quarters. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 25.1% of net sales in the second quarter of fiscal 1997 compared to 22.6% of net sales for the same period in fiscal 1996. The Company's SG&A expenses increased to $11.3 million in the second quarter of fiscal 1997 from $9.9 million for the same period in fiscal 1996. The increase in SG&A expenses reflects a broader range of equipment to market and service, costs associated with additional sales and service personnel supporting the Asian market and increased sales volume. A substantial portion of the Company's SG&A expense is fixed in the short term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expense was $5.3 million (11.8% of net sales) in the second quarter of fiscal 1997 as compared to $4.6 million (10.6% of net sales) for the same period in fiscal 1996. The increase in spending on research and development is primarily associated with the Company's automated batch chemical processor, the fast ramp vertical furnace and the single substrate processor.

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

Other Income (Expense), Net. Other income (expense), net was a net expense of $17,000 in the second quarter of fiscal 1997 compared a net expense of $56,000 for the same period in fiscal 1996. Interest expense exceeded interest income in both periods.

Provision for Income Taxes. The provisions for income taxes for each of the second fiscal quarters of 1997 and 1996 were $1.6 million and $2.9 million, respectively. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates.

Backlog. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Sales backlog was approximately $81.7 million at March 31, 1997 compared to $90.4 million at March 31, 1996 and $89.3 million at December 31, 1996.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

SIX MONTHS OF FISCAL 1997 COMPARED WITH SIX MONTHS OF FISCAL 1996

Net Sales. Net sales increased 7.5% to $87.7 million in the first half of fiscal 1997 from $81.6 million for the same period in fiscal 1996. Sales of the Company's automated batch chemical processing tools increased significantly compared to the prior year and resulted in the overall gain in sales for the first half of fiscal 1997.

Gross Profit. Gross margin was 45.6% of net sales in the first half of fiscal 1997 compared to 50.9% of net sales for the same period in fiscal 1996. Cost associated with building new tool models was the most significant factor in the decline in gross margin in the first half of fiscal 1997 from the same period in fiscal 1996. While the Company expects incremental improvements in gross margin, the Company's gross margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. SG&A expenses were 24.9% of net sales in the first half of fiscal 1997 compared to 23.1% of net sales for the same period in fiscal 1996. The Company's SG&A expense increased in absolute dollars to $21.8 million in the first six months of fiscal 1997 from $18.8 million for the same period in fiscal 1996. The 1.8% increase in SG&A expenses relative to net sales consists of a 1.4% increase in sales and service expenses and a 0.4% increase in administrative expenses.

Research and Development. R&D expense was $10.3 million (or 11.7% of net sales) in the first half of fiscal 1997 as compared to $8.5 million (or 10.5% of net sales) for the same period in fiscal 1996. The increase in spending on research and development for the first six months of fiscal 1997 was primarily associated with the Company's automated batch chemical processor, the fast ramp vertical furnace and the single substrate processor.

Other Income (Expense), Net. Other income (expense), net was a net expense of $72,000 in the first half of fiscal 1997 compared a net income of $39,000 for the same period in fiscal 1996. Interest expense, net of interest income, increased to $137,000 in the first half of fiscal 1997 from $53,000 in the same period of fiscal 1996 accounting for the majority of the change.

Provision for Income Taxes. The provisions for income taxes for the first half of 1997 and 1996 were $3.0 million and $5.3 million, respectively. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $3.9 million during the first six months of fiscal 1997, compared to $15.1 million used in the same period in fiscal 1996. Cash generated from net income and depreciation in the current fiscal year more than offset increases in working capital. During the first half the Company's inventory increased $8.6 million to $45.6 million. An increase of $4.8 million in raw materials and a $3.6 million increase in work-in-process accounted for most of the increase. The increase in raw materials is in preparation for higher vertical furnace production in the third quarter, a change in manufacturing methods related primarily to batch chemical process tools and additional materials kept at service locations around the world for customer support. Over 70% of the increase in work-in-process is related to the Company's Magnum automated batch chemical processor which is being produced in greater quantities than six months ago. The Company believes that the only long term trend evident in the inventory buildup is the need to keep substantial inventory at strategic points around the world in order to respond rapidly to the service needs of its customers. The Company expects future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

Investing activities consisted primarily of $2.2 million of property and equipment acquisitions. Financing activities included no new net borrowings under the Company's $10.0 million revolving line of credit as that facility has remained at $4.0 million outstanding for each of the last three quarters. As of March 31, 1997, the Company's principal sources of liquidity consisted of approximately $4.4 million of cash and cash equivalents, $6.0 million available under the Company's $10.0 million revolving line of credit, and $15.0 million under its long-term credit facility. Both credit facilities are with Seafirst Bank and bear interest at the bank's prime lending rate. The revolving line of credit expires on December 31, 1997 when all principal amounts owing are due. The Company anticipates that it will be able to negotiate an extension of its credit line to December 31, 1998 during the second half of fiscal 1997. The long-term credit facility expires on December 31, 1998 with amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2003.

The Company believes that cash and cash equivalents, funds generated from operations, and borrowings under its line of credit agreements will be sufficient to meet the Company's planned capital requirements for the balance of the fiscal year. During the first half of fiscal 1997, the Company began remodeling part of its facility in Cambridge, England in preparation for the commencement of assembly operations at that location later in the year. Total purchases of property, plant and equipment for fiscal 1997 are expected to be approximately $9.0 million including the facility improvement in England, but excluding any major facility expansion or addition in the United States. The Company has formulated preliminary expansion plans which can be triggered quickly should market conditions warrant. Any decision to implement a major facility expansion, to add an additional facility, or any significant increase in working capital needed to fund growth, could result in the Company effecting additional equity or debt financing to fund that growth. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect an additional equity or debt financing to fund such activities. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


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

NEW ACCOUNTING RULES ISSUED SUBSEQUENT TO SEPTEMBER 30, 1996

In February  1997,  Statement of Financial  Accounting  Standards  No. 128 (SFAS
128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its earning per share disclosures.

                                 SEMITOOL, INC.


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

The Company and all the other defendants have filed a motion to dismiss certain allegations on the basis that they are insufficient as a matter of Montana law. The court has the motion to dismiss under submission. The plaintiff has filed a motion for class certification. The Company and other defendants have opposed the motion. The court has the motion to certify the class under submission.


Item 4.  Submission of Matters to a Vote of  Security Holders

At the Company's Annual Meeting of Shareholders held on February 13, 1997, the following proposals were adopted:

1. To elect five directors of the Company to serve until the 1998 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

                                              Votes                 Votes
                                                For             Withheld

         Raymon F. Thompson                 12,820,709             90,936
         Howard E. Bateman                  12,822,779             88,866
         Richard A. Dasen                   12,821,579             90,066
         Daniel J. Eigeman                  12,821,859             89,786
         Calvin S. Robinson                 12,820,642             91,003



2. To ratify and approve an amendment to the Amended and Restated Semitool, Inc. 1994 Stock Option Plan, as amended to increase the number of shares of Common Stock available for issuance thereunder by 200,000 shares from 900,000 shares to 1,100,000 shares.

          For               Against            Abstain          Broker Non-Vote

      12,600,431            279,821             26,093                5,300

3. To ratify the appointment of Coopers & Lybrand L.L.P. independent auditors for the Company for the fiscal year ending September 30, 1997.

          For               Against            Abstain

      12,872,980             21,730             16,935


Item 5.  Other Information

John W. Sullivan has resigned as the Company's Vice President - Finance and Chief Financial Officer effective May 15, 1997. A search is being conducted for a replacement.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:
         (27)    Financial Data Schedule for Form 10-Q dated March 31, 1997.

         (99.1)  Amended and Restated Semitool, Inc. 1994 Stock Option Plan.

(b)    Reports on Form 8-K:
         There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SEMITOOL, INC.




Date: April 25, 1997               By   /S/ John W. Sullivan
                                      ------------------------------------------
                                      John W. Sullivan, Vice President, Finance,
                                      and Chief Financial Officer