Form 10-Q
period 1997-06-30
SEMITOOL INC
filed 1997-08-12
CIK 934550

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

           Title                          Outstanding as of August 05, 1997
       Common Stock                                    13,697,227

Part I.  Financial Information
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and September 30, 1996
                (Amounts in Thousands, Except for Share Amounts)


                                                                                              June 30,        September 30,
                                         ASSETS                                                 1997              1996
                                                                                          ----------------  ---------------
                                                                                             (Unaudited)

Current assets:
    Cash and cash equivalents                                                                   $    4,784        $   3,058
    Trade receivables, less allowance for doubtful accounts of $233 and $233                        34,221           39,183
    Inventories                                                                                     49,711           36,909
    Prepaid expenses and other current assets                                                        1,591            2,323
    Deferred income taxes                                                                            4,373            4,373
                                                                                          ----------------  ---------------
       Total current assets                                                                         94,680           85,846
Property, plant and equipment, net                                                                  28,662           26,337
Intangibles, less accumulated amortization of $1,293 and $899                                        1,739            1,581
Other assets, net                                                                                    1,240            1,190
                                                                                          ----------------  ---------------
       Total assets                                                                             $  126,321        $ 114,954
                                                                                          ================  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                                        $    9,000        $   4,000
    Accounts payable                                                                                14,462           17,177
    Accrued commissions                                                                              1,575            1,751
    Accrued warranty and installation                                                                9,518            7,997
    Accrued payroll and related benefits                                                             5,960            5,032
    Other accrued liabilities                                                                          661              594
    Customer advances                                                                                2,241            3,757
    Income taxes payable                                                                             1,549            1,334
    Long-term debt, due within one year                                                                391              374
    Payable to shareholder                                                                               5               33
                                                                                          ----------------  ---------------
       Total current liabilities                                                                    45,362           42,049
Long-term debt, due after one year                                                                   3,467            3,637
Deferred income taxes                                                                                1,265            1,265
                                                                                          ----------------  ---------------
       Total liabilities                                                                            50,094           46,951
                                                                                          ----------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                                   --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,669,677 and 13,655,577 shares issued and outstanding                                        39,699           39,577
    Retained earnings                                                                               36,528           28,426
                                                                                          ----------------  ---------------
       Total shareholders' equity                                                                   76,227           68,003
                                                                                          ----------------  ---------------
       Total liabilities and shareholders' equity                                               $  126,321        $ 114,954
                                                                                          ================  ===============

                    The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.




                                                   SEMITOOL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                              for the three and nine months ended June 30, 1997 and 1996
                                (Amounts in  Thousands,  Except for Per Share Amounts)


                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      1997            1996             1997            1996
                                                   -----------    -----------       -----------    -----------

Net sales                                          $    49,480    $    41,053       $   137,215    $   122,676
Cost of sales                                           26,319         21,067            74,064         61,145
                                                   -----------    -----------       -----------    -----------
Gross profit                                            23,161         19,986            63,151         61,531
                                                   -----------    -----------       -----------    -----------

Operating expenses:
    Selling, general and administrative                 12,677         10,079            34,499         28,914
    Research and development                             5,154          5,145            15,457         13,692
                                                   -----------    -----------       -----------    -----------
       Total operating expenses                         17,831         15,224            49,956         42,606
                                                   -----------    -----------       -----------    -----------

Income from operations                                   5,330          4,762            13,195         18,925
Other income (expense), net                                (56)          (127)             (128)           (88)
                                                   -----------    -----------       -----------    -----------
Income before income taxes                               5,274          4,635            13,067         18,837
Provision for income taxes                               2,004          1,715             4,965          6,970
                                                   -----------    -----------       -----------    -----------

Net income                                           $   3,270       $  2,920       $     8,102    $    11,867
                                                   ===========    ===========       ===========    ===========

Net income per share                                 $    0.24       $   0.21       $      0.59    $      0.86
                                                   ===========    ===========       ===========    ===========

Weighted average common shares outstanding              13,791         13,862            13,775         13,875
                                                   ===========    ===========       ===========    ===========

                The accompanying  notes are an integral part of the consolidated financial statements.



                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                for the nine months ended June 30, 1997 and 1996
                             (Amounts in Thousands)


                                                                                               Nine Months Ended
                                                                                                   June 30,
                                                                                      ---------------------------------
                                                                                             1997             1996
                                                                                      ---------------   ---------------

Operating activities:
Net income                                                                                $     8,102       $    11,867
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    (Gain) loss on sale of equipment                                                               (2)                1
    Depreciation and amortization                                                               4,272             2,807
    Deferred income tax benefit                                                                    --                (3)
    Change in:
       Trade receivables                                                                        4,962            (4,953)
       Inventories                                                                            (14,219)          (18,785)
       Prepaid expenses and other current assets                                                  732              (868)
       Other assets                                                                              (279)               89
       Accounts payable                                                                        (2,715)            9,358
       Accrued commissions                                                                       (176)             (681)
       Accrued warranty and installation                                                        1,521             1,892
       Accrued payroll and related benefits                                                       928            (5,961)
       Other accrued liabilities                                                                   67              (469)
       Customer advances                                                                       (1,516)           (1,099)
       Income taxes payable                                                                       215            (2,659)
       Shareholder payable                                                                        (28)             (111)
                                                                                      ---------------   ---------------
          Net cash provided by (used in) operating activities                                   1,864            (9,575)
                                                                                      ---------------   ---------------

Investing activities:
    Proceeds from sale of marketable securities                                                    --             4,010
    Purchases of property, plant and equipment                                                 (4,600)           (8,418)
    Increase in intangible assets                                                                (552)             (550)
    Increase in covenant not to compete                                                            --            (1,200)
    Proceeds from sale of equipment                                                                45               389
                                                                                      ---------------   ---------------
          Net cash provided by (used in) investing activities                                  (5,107)           (5,769)
                                                                                      ---------------   ---------------

Financing activities:
    Proceeds from exercise of stock options                                                       122                29
    Borrowings under line of credit                                                            44,155            36,625
    Repayments under line of credit                                                           (39,155)          (30,425)
    Proceeds from long-term debt                                                                  128                --
    Repayments of long-term debt                                                                 (281)             (833)
                                                                                      ---------------   ---------------
          Net cash provided by (used in) financing activities                                   4,969             5,396
                                                                                      ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                            1,726            (9,948)
Cash and cash equivalents at beginning of period                                                3,058            11,939
                                                                                      ---------------   ---------------
Cash and cash equivalents at end of period                                                $     4,784       $     1,991
                                                                                      ===============   ===============

                    The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.


                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Semitool, Inc., (the Company) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1996 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 1996 has been prepared from the books and records without audit. Financial information as of September 30, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, the consolidated results of operations for the three and nine month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the nine month periods ended June 30, 1997 and 1996. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation.

Note 3.  Inventories

Inventories are summarized as follows (in thousands):

                                    June 30, 1997            September 30, 1996
                               ----------------------     ---------------------

Parts and raw materials                 $    23,231                 $    18,157
Work-in-process                              22,044                      15,702
Finished goods                                4,436                       3,050
                               ----------------------     ---------------------
                                        $    49,711                 $    36,909
                               ======================     =====================


During the nine months ended June 30, 1997 and 1996, $1,417,000 and $861,000, respectively, of finished goods inventory was transferred to capitalized equipment.

Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):


                                       Three Months Ended                   Nine Months Ended
                                            June 30,                            June 30,
                                 ---------------------------           --------------------------
                                     1997           1996                  1997            1996
                                 -----------     -----------           -----------    -----------

Federal:
     Current                     $     2,209     $     1,631           $     4,662    $     6,117
     Deferred                             --             (33)                   --             (3)
State:
     Current                             260             144                   548            846
     Deferred                             --              (3)                   --             --
Foreign                                 (465)            (24)                 (244)            10
                                 -----------     -----------           -----------    -----------
     Total                       $     2,004     $     1,715           $     4,966    $     6,970
                                 ===========     ===========           ===========    ===========


Components of the deferred tax assets and liabilities as of June 30, 1997 are as follows, (in thousands):


                                                           Assets          Liabilities           Total
                                                       --------------   ---------------    --------------

Accrued liabilities, principally
     vacation and health insurance                      $         709     $          --      $        709
Accrued reserves, principally bad
     debt, warranty and inventory                               2,669                --             2,669
Inventory capitalization                                          433                --               433
Depreciation and software amortization                             --            (1,265)           (1,265)
Foreign net operating loss carryforward                           475                --               475
Other                                                              87                --                87
                                                       --------------    --------------     -------------
     Total                                              $       4,373     $      (1,265)     $      3,108
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein and in the Company's other filings with the United States Securities and Exchange Commission (SEC). The Company's future results will depend on its ability to continue to enhance its existing products, and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

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


RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 1997 COMPARED WITH THIRD QUARTER OF FISCAL 1996

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased 20.5% to $49.5 million in the third quarter of fiscal 1997 from $41.1 million for the same period in fiscal 1996. Sales of the Company's automated batch chemical processing tools and vertical furnaces in the third quarter of fiscal 1997 increased significantly compared to the same period in fiscal 1996 and resulted in the overall gain in sales for the quarter. Sales of the Company's non-automated tools during the quarter were down when compared to the prior year.

Gross Profit. Gross margin was 46.8% of net sales in the third quarter of fiscal 1997 compared to 48.7% of net sales for the same period in fiscal 1996. Cost associated with building new tool models and product mix were the most significant factors in the decline in gross margin in the third quarter of fiscal 1997 from the same period in fiscal 1996. Gross margin did improve in the third quarter of fiscal 1997 from the two preceding quarters. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 25.6% of net sales in the third quarter of fiscal 1997 compared to 24.6% of net sales for the same period in fiscal 1996. The Company's SG&A expenses increased to $12.7 million in the third quarter of fiscal 1997 from $10.1 million for the same period in fiscal 1996. The increase in SG&A expenses reflects a broader range of equipment to market and service, costs associated with additional sales and service personnel supporting the Asian and domestic markets and increased sales volume. A substantial portion of the Company's SG&A expense is fixed in the short term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expense was $5.2 million (10.4% of net sales) in the third quarter of fiscal 1997 as compared to $5.1 million (12.5% of net sales) for the same period in fiscal 1996.

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

Other Income (Expense), Net. Other income (expense), net was a net expense of $56,000 in the third quarter of fiscal 1997 compared to a net expense of $127,000 for the same period in fiscal 1996. Interest expense exceeded interest income in both periods.

Provision for Income Taxes. The provisions for income taxes for each of the third fiscal quarters of 1997 and 1996 were $2.0 million and $1.7 million, respectively. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates.

Backlog. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Sales backlog was approximately $77.6 million at June 30, 1997 compared to $110.0 million at June 30, 1996 and $89.3 million at December 31, 1996. This decrease is reflective of the overall industry decline in demand for semiconductor equipment and the effects of increased net sales mentioned above.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


NINE MONTHS OF FISCAL 1997 COMPARED WITH NINE MONTHS OF FISCAL 1996

Net Sales. Net sales increased 11.9% to $137.2 million in the first nine months of fiscal 1997 from $122.7 million for the same period in fiscal 1996. Sales of the Company's automated batch chemical processing tools increased significantly compared to the prior year and resulted in the overall gain in sales for the first nine months of fiscal 1997. Sales of the Company's other products were flat or declined compared to the prior nine months.

Gross Profit. Gross margin was 46.0% of net sales in the first nine months of fiscal 1997 compared to 50.2% of net sales for the same period in fiscal 1996. Cost associated with building new tool models was the most significant factor in the decline in gross margin in the first nine months of fiscal 1997 from the same period in fiscal 1996. While the Company expects incremental improvements in gross margin, the Company's gross margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. SG&A expenses were 25.1% of net sales in the first nine months of fiscal 1997 compared to 23.6% of net sales for the same period in fiscal 1996. The Company's SG&A expense increased in absolute dollars to $34.5 million in the first nine months of fiscal 1997 from $28.9 million for the same period in fiscal 1996. The 1.5% increase in SG&A expenses relative to net sales consists of a 1.7% increase in sales and service expenses offset by a 0.2% decrease in administrative expenses.

Research and Development. R&D expense was $15.5 million (or 11.3% of net sales) in the first nine months of fiscal 1997 as compared to $13.7 million (or 11.2% of net sales) for the same period in fiscal 1996. The increase in spending on R&D for the first nine months of fiscal 1997 was primarily associated with the Company's automated batch chemical processor, the fast ramp vertical furnace and the single substrate processor.

Other Income (Expense), Net. Other income (expense), net was a net expense of $128,000 in the first nine months of fiscal 1997 compared to a net expense of $88,000 for the same period in fiscal 1996. Interest expense, net of interest income, increased to $246,000 in the first nine months of fiscal 1997 from $227,000 in the same period of fiscal 1996 accounting for the majority of the change.

Provision for Income Taxes. The provisions for income taxes for the first nine months of 1997 and 1996 were $5.0 million and $7.0 million, respectively. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $1.9 million during the first nine months of fiscal 1997, compared to $9.6 million used in the same period in fiscal 1996. Cash generated from net income and depreciation and amortization in the current fiscal year more than offset increases in working capital. During the first nine months of fiscal 1997 the Company's inventory increased $12.8 million to $49.7 million. An increase of $5.1 million in raw materials and a $6.3 million increase in work-in-process accounted for most of the increase. The increase in raw materials is in preparation for higher vertical furnace production that is anticipated in the fourth quarter (although there can be no assurance that an increase in sales of vertical furnaces in the fourth quarter will be realized), a change in manufacturing methods related primarily to batch chemical process tools and additional materials kept at service locations around the world for customer support. The Company believes that the only long-term trend evident in the inventory buildup is the need to keep substantial inventory at strategic points around the world in order to respond rapidly to the service needs of its customers. The Company expects future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

Investing activities consisted primarily of $4.6 million of property, plant and equipment acquisitions. Financing activities included new net borrowings under the Company's $10.0 million revolving line of credit. As of June 30, 1997, the Company's principal sources of liquidity consisted of approximately $4.8 million of cash and cash equivalents, $1.0 million available under the Company's $10.0 million revolving line of credit, and $15.0 million under its second line of credit. The $15.0 million line of credit allows borrowings to be converted to long-term debt if the Company chooses to do so. Both credit facilities are with Seafirst Bank and bear interest at the bank's prime lending rate. The revolving line of credit expires on December 31, 1997 when all principal amounts owing are due. The Company anticipates that it will be able to negotiate an extension of its credit line to December 31, 1998 during the second half of fiscal 1997. The long-term credit facility expires on December 31, 1998 with amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2003.

The Company believes that cash and cash equivalents, funds generated from operations, and borrowings under its line-of-credit agreements will be sufficient to meet the Company's planned capital requirements for the balance of the fiscal year. Total purchases of property, plant and equipment for fiscal 1997 are expected to be approximately $9.0 million including a facility improvement in England, but excluding any major facility expansion or addition in the United States. The Company has formulated preliminary facility expansion plans which can be triggered quickly should market conditions warrant. Any decision to implement a major facility expansion, to add an additional facility, or any significant increase in working capital needed to fund growth, could result in the Company effecting additional equity or debt financing to fund that growth. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect an additional equity or debt financing to fund such activities. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.

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

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 130.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:
         (3.3)    Amended Bylaws of Semitool, Inc.

         (27)     Financial Data Schedule for Form 10-Q dated June 30, 1997.


(b)   Reports on Form 8-K:
         There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SEMITOOL, INC.
                                  (Registrant)




Date: August 12, 1997             By  /s/ Larry Viano
                                     --------------------------------------
                                     Larry Viano
                                     Controller and Treasurer
                                     (Duly Authorized Officer and Principal
                                      Financial Officer)