Form 10-K
period 1997-09-30
SEMITOOL INC
filed 1997-12-29
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1997

                         Commission File Number 0-25424


                                 SEMITOOL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Montana                                        81-0384392
  -------------------------------                       -------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
          Title of each class                           which registered
      --------------------------                    ------------------------
      Common Stock, no par value                    Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The   approximate   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the registrant on December 9, 1997 (based on the last reported sale price on the Nasdaq National Market as of such date) was $105,841,379.

The number of shares of the registrant's Common Stock, no par value, outstanding as of December 9, 1997 was 13,770,923.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's definitive proxy statement for its annual meeting of shareholders to be held February 9, 1998.

                                     PART I


Item 1.   Business

Introduction

Statements contained in this Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding trends in the semiconductor industry, future product development, strategic business development, pursuit of new and growing markets, competition, patent filings, results from operations, and the adequacy of manufacturing facilities, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed under the heading "Risk Factors" and elsewhere herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.

The Company

Semitool, Inc., (Semitool or the Company) a Montana corporation organized in 1979, designs, manufactures, markets and services equipment used in the fabrication of semiconductors. The Company's products include batch and single substrate chemical processing tools, thermal processing equipment, including thermal process control systems, wafer carrier cleaning systems and electrochemical deposition (ECD) systems. Many of these systems include the
Company's own proprietary robotics. These products incorporate proprietary designs and technologies to enable customers to perform advanced semiconductor fabrication processes. The process steps performed by the Company's products occur repeatedly throughout the fabrication cycle, and constitute an integral part of the manufacturing process for virtually every semiconductor produced today. The Company's products are also used to manufacture materials and devices fabricated with similar processes, including thin film heads, flat panel displays, multichip modules, ink jet print heads, compact disc masters, and hard disk media. The Company's products are designed to provide improved yields through higher process uniformity and reduced contamination, increased throughput through advanced processes which reduce cycle times, and lower direct costs through reduced consumables usage and smaller footprints, thereby providing lower overall cost of ownership. The Company's ECD systems are designed to allow the semiconductor industry to make the transition from aluminum to copper interconnects in order to improve performance and cost. The Company markets and sells its products to customers worldwide.

Industry Background

Overview

The fabrication of semiconductor devices is a complex process involving several distinct phases repeated numerous times during the fabrication process. As the semiconductor industry makes the transition to copper interconnects, some of these processing steps will by necessity change. Each production phase requires different processing technology and equipment, and no one semiconductor equipment supplier currently produces an entire state-of-the-art fabrication system. Rather, semiconductor device manufacturers typically construct fabrication facilities by combining manufacturing equipment produced by several different suppliers, each of which performs specific functions in the manufacturing process.

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

Industries that use semiconductors are demanding increasingly complex, higher performance devices. Fabrication of these devices requires increasing the number of process steps and reducing feature sizes, necessitating narrower process tolerances which makes it more difficult to maintain acceptable yields. These factors, together with the industry migration to larger wafer sizes, have led to a substantial increase in the manufacturers' per wafer investment, which in turn has caused these manufacturers to intensify their efforts to maintain acceptable yields. As a result, manufacturers demand equipment that provides superior process results and yields and can accommodate larger wafers and new materials.

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

Electrochemical Deposition

Traditionally, semiconductors have used aluminum to connect the millions of transistors on a micro chip. As line geometries become smaller to accommodate the ever shrinking chip, aluminum becomes increasing less efficient to use. Copper has long been known to have superior electrical properties when compared to aluminum, but due to its high mobility, copper will migrate through the device and poison the transistor. Recent barrier layer technology has overcome this hurdle thus allowing the use of copper interconnects on devices. The use of copper interconnects will require major changes in how future micro chips are manufactured. Existing equipment used with aluminum cannot be retrofitted to economically deposit interconnect layers of copper with acceptable quality. Different methods will be used for copper and will require different processing tools.

Other applications for electrochemical deposition are emerging such as the deposition of gold interconnects on gallium arsenide in the manufacture of high speed communication devices. The process can also be used to automate the soldering required on devices utilizing flip chip technology and the manufacture of thin-film heads and ink-jet print heads can also be enhanced by ECD.

Chemical Processing

The fabrication of semiconductors involves numerous distinct processes which can, depending on the complexity of the device, exceed 250 steps. The chemical processing steps involved can include cleaning, developing, stripping, etching, milling, plating, and coating. Such chemical processes have traditionally been performed using wet-benches which consist of open chemical and rinse tanks, into which cassettes of wafers are immersed, either manually or automatically. Multiple process steps are performed by transferring wafers from one chemical bath to another. There are significant disadvantages relating to process uniformity and contamination control inherent in wet-bench processing, which are becoming increasingly problematic as process tolerances narrow. Wet-benches also lack the flexibility to readily change processes, and are relatively costly to operate because they consume large amounts of process chemicals and have large footprints that use valuable clean room space.

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

Cost of Ownership

As a result of the increasing cost of equipping fabrication facilities, semiconductor manufacturers are placing greater importance on the overall cost of ownership of each piece of process equipment. The principal elements of cost of ownership are yield, throughput and direct costs. Yield, or the number of good die per wafer, is primarily determined by contamination levels and process uniformity. Achieving high yields becomes more critical to manufacturers as their per wafer investment increases. Throughput, or the number of wafers processed by a particular tool in a given period, is primarily a function of the time required to complete a process cycle and the handling time between process steps. Major components of direct cost include the amount of consumables used in the manufacturing process, the cost of the clean room space occupied by the equipment (i.e., the "footprint") and the purchase price of the equipment and other operating costs. The ability to maintain acceptable cost of ownership levels becomes increasingly challenging as manufacturing processes become more complex and process tolerances narrow.

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

Chemical Processing Equipment

The Company's batch and single substrate processing equipment employs chemical spray multi-processing within a self-cleaning, enclosed process chamber. These tools enable customers to conduct sequential chemical processing steps, and then rinse and centrifugally dry substrates, within the same chamber, thereby reducing contamination during and between process steps. Spray technology avoids non-uniformity of process inherent in traditional wet-bench immersion processing by applying the process chemicals via spray manifolds. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. The enclosed process chamber technology also allows for more efficient use and disposal of process chemicals (through reclamation, filtration and recirculation) as well as increased operator safety. The Company's spin rinser/dryer also utilizes the spray and centrifugal drying technologies to remove chemical residue from the wafer surface. The Company has developed fully automated platforms that cluster multiple chemical processing modules for both silicon wafers and the glass substrates used in the fabrication of flat panel displays, thereby further increasing yield and throughput, and providing a total process solution in a single unit with a smaller footprint than conventional wet-benches.

Electrochemical Processing Equipment

The Company's single wafer processing platform is also configured to perform copper ECD. Copper has several advantages over the aluminum that has traditionally been used for device interconnects. Copper will significantly minimize the number of metal layers required, will reduce heat dissipation, will reduce manufacturing cost, and will increase chip speed. Copper has a resistance of 1.2 micro ohm/cm, while aluminum has a resistance of 3.1 micro ohm/cm, so much smaller lines of copper have the same current-carrying capability as today's aluminum interconnects. Using copper for interconnects has been discussed for years, but the process required a few recently discovered technological innovations to occur before it was feasible. Coupled with the roadblock that aluminum is facing below .25mm, a number of semiconductor manufacturers have announced that copper will be used on their devices with line widths of .18mm and below. Although, electroplating technology has been in use for a long time, until now, it has not been considered for use in the semiconductor industry. The basic process is fairly simple, with a cathod drawing the copper in solution from a solid anode. Semitool, utilizing its single wafer processing platform, adds value by providing the industry's first semiconductor production-ready, fully automated plating tool. The tool has been designed specifically for optimizing the clean room space required.

Thermal Processing Equipment

The Company's vertical furnace employs a patented "double lift" process chamber design which provides a continuously controlled process environment that allows for sequential processing steps to be performed in the same enclosed chamber. This design enables the customer to control and vary the environment within the sealed process chamber, thereby avoiding unintended oxide growth and minimizing the non-uniformity of process resulting from varying exposure times of individual wafers. In addition, the Company's vertical furnace reduces contamination by employing a fixed quartz process tower that remains stationary throughout loading and processing. The double lift design permits the heating element to be lifted away from the sealed process chamber, allowing wafers to cool more rapidly in a controlled environment, thereby improving the overall cycle time of the thermal process. The Company has developed a vertical furnace with fast ramp, model-based temperature control technology which provides a shortened period to reach desired processing temperature thereby allowing increased throughput.

Wafer Carrier Cleaning System

The Company has developed sophisticated cleaning systems for the cassettes and boxes used to carry and store finished and in-process substrates. The Company's wafer carrier cleaning systems allow customers to increase yields by reducing particulate contamination. In contrast to traditional cleaning and drying methods, the Company's cleaning systems employ centrifugal drying technology, which eliminates the carrier deformation that can result from conventional drying and reduces the contamination that results from residues left on heat dried surfaces. The double door design allows contaminated carriers to be loaded outside the clean room. Once cleaned and dried, the carriers are then moved into the clean room environment. In this manner, neither the clean room nor the carriers are contaminated.

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

         Offer a Broad Range of Products to Customers in Diverse Markets. The Company focuses on offering a broad range of products, including chemical processing tools, electrochemical deposition systems, thermal processing equipment and wafer carrier cleaning systems, to semiconductor manufacturers for use in diverse process applications. The Company leverages its technology and expertise to provide solutions to manufacturers of other products that are fabricated using similar processes, such as thin film heads, flat panel displays, multichip modules, ink jet print heads, compact disc masters, and hard disk media. Some of these other applications involve substrates with surfaces larger than the current typical semiconductor substrates. By providing solutions for applications involving larger substrates, the Company believes it gains valuable expertise which can be later applied to the semiconductor industry as semiconductor substrates continue to increase in size. By addressing diverse markets, the Company seeks to increase its product sales and reduce its reliance on the semiconductor industry.

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

         Focus on Overall Cost of Ownership. The Company designs and manufactures equipment solutions designed to provide its customers with low overall cost of ownership. The technologies employed by the Company's chemical processing tools provide higher yield, greater throughput, more efficient use of consumables and smaller footprints than conventional wet-benches. The Magnum and Centurium cluster multiple process modules into a single automated tool, thereby providing further cost of ownership advantages. The Company's thermal processing equipment also provides cost of ownership advantages by enhancing process uniformity and reducing contamination that results in corresponding increases in yields. Additionally, the Company believes its ECD systems will provide significant cost of ownership advantages over conventional equipment used for aluminum.

         Address Worldwide Markets. The Company markets and sells its products worldwide with emphasis on Europe and Asia as its principal international markets. The Company believes the strength of its international sales and service organizations is important to its continued success in these markets. To facilitate its worldwide marketing strategy, the Company has dedicated European sales and support organizations in England, France, Germany and Italy. The Company intends to continue to aggressively pursue the Asian market and therefore, the company has augmented its offices in Japan, Korea and Taiwan. See
Note 10 of Notes to the Consolidated Financial Statements for a breakdown between domestic and foreign sales.

Products

The Company designs,  manufactures and sells batch and single substrate chemical
processing  tools,   electrochemical   deposition  systems,  thermal  processing
equipment and wafer carrier cleaning systems.

Chemical Processing

Batch Chemical Processing. The Company's batch chemical processing tools incorporate centrifugal spray technology to process wafers and substrates by exposing them to a user-programmable, sequenced spray of chemicals inside an enclosed chamber. Utilizing these tools, cassettes filled with wafers are loaded into a rotating fixture mounted in a process chamber. The process chamber is then sealed and chemicals are sequentially dispensed into the chamber via spray manifolds in a closed-loop system. As the rotating fixture turns the cassette, a chemical spray is applied to the wafer surfaces. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. After application of the process chemicals, deionized ("DI") water can be sprayed into the chamber to stop the chemical reaction and to remove chemical residues. The wafers, cassette and chamber are then dried by centrifugal spinning coupled with a flow of warm nitrogen, either in the same process chamber or in an adjacent rinser/dryer module. The Company believes its batch spray chemical processing tools offer significant advantages over conventional wet-benches. These advantages include higher yields (by providing better process uniformity and lower particulate contamination), increased throughput (by providing shorter process cycle times) and reduced direct costs (by providing more effective use of chemicals and smaller footprints), thereby providing lower overall cost of ownership. All batch chemical processing tools are 300mm ready.

The Company's manually loaded batch spray chemical processing products include the Spray Acid Tool and the Spray Solvent Tool. The surfaces of the Spray Acid Tool that are exposed to acids are made entirely of teflon and other acid-resistant materials. This tool addresses applications that include resist-stripping, pre-diffusion cleaning, oxide etching, polymer removal and chemical milling. The Company's Spray Solvent Tool is primarily made out of stainless steel and addresses processes which use solvents to dissolve and strip the lithographic media from substrate surfaces, remove polymer residues and develop lithographic images on substrate surfaces. In addition to customary semiconductor applications, the Spray Acid Tools and Spray Solvent Tools are being used to manufacture a variety of other products including flat panel displays and thin film heads, and are used with substrates as large as 500 millimeters square. The closed-loop/closed-chamber system of the Company's batch spray processing tools allows for reclamation, filtration and recirculation of chemicals, resulting in reduced chemical consumption, better environmental control and enhanced operator safety. The purchase prices of the Company's batch chemical processing tools range from $150,000 to $750,000, depending on configuration. Both tools types have been upgraded for 300mm substrates.

The Company's manually loaded Spin Rinser/Dryer is used primarily for removing chemical residues from substrate surfaces with DI water, and utilizes the same enclosed chamber, spray processing and centrifugal drying technologies employed in the Company's Spray Acid Tools and Spray Solvent Tools. The Spin Rinser/Dryer incorporates a DI water resistivity monitor to ensure the required level of cleanliness. The Company introduced the Spin Rinser/Dryer in 1979 and, as of September 30, 1997, had delivered over 22,000 units to customers. The purchase price of the Spin Rinser/Dryer ranges from $10,000 to $150,000, depending on configuration. The Spin Rinser/Dryer has been upgraded to handle 300mm substrates.

The Magnum and Magnum 3000 are multimodule chemical processing tools which cluster the Company's solvent, acid and spin rinser/dryer capabilities into single automated unit. The tools incorporate Company-designed advanced robotics which employ fiber optic communications, absolute positioning and linear motor tracking to ensure precise, reliable and particle-free automated wafer handling. Both offer standard mechanical interface ("SMIF") loading capabilities and a touch screen computer interface customized for ease of operation. The tools provide customers with the flexibility to mix and match process modules, including immersion modules as appropriate, thereby providing them with a complete chemical processing solution to meet their particular process requirements. The Magnums possess significant competitive advantages over both stand-alone tools and other automated products, including the ability to replace two or more wet-benches with a single, smaller footprint tool as well as increased yields and increased throughput per square foot of clean room space. Magnum's latest innovations include the Magnum 3000 designed for the new state-of-the-art 300mm wafer fabs currently planned by customers. The Company believes that the installed base of its widely accepted chemical processing tools has facilitated market acceptance of the Magnums. The purchase price of the Magnum and Magnum 3000 ranges from $900,000 to over $2.4 million, depending on configuration.

Single Substrate Processing

Electrochemical Deposition. Semitool offers two styles of fully automated single wafer processing tools that are designed for electrochemical deposition. The first generation tool utilizes a radial configuration and is designed for research and development, preproduction and production applications. The second generation, LT-210, uses a linear configuration designed for high through-put manufacturing. The LT-210 employs two track robots to feed process chambers and has automatic electrolyte dosing systems to ensure constant solution strength for repeatability of deposition, and various proprietary systems ensure uniformity of plating across the wafer. The LT-210 consistently deposits copper films with superior step coverage, lower electrical resistance, at a lower price and at a rate faster than is possible with conventional vacuum deposition systems. Both models plate copper for device interconnects, gold or solder for bonding bumps, copper for ink jet devices and copper for magneto resistive heads used in hard drives.

Cleaning. The Company's Equinox addresses the needs of customers employing single substrate processing for specialized applications. The Equinox utilizes a variety of processes, including immersion, spray, hydrofluoric acid vapor and infrared heating, to address cleaning, stripping, etching and developing. All such processes are performed with the substrate suspended device side down in an enclosed process chamber. This face down positioning allows for enhanced liquid or gas delivery of the process chemicals to the substrate, and results in greater process uniformity and reduced contamination. The Equinox is a flexible platform which may contain multiple process chambers, allowing customers to cluster multiple process technologies into a single tool to perform sequential processes. The Equinox has been used to process ceramic substrates, thin film heads and photo masks in addition to its customary silicon and gallium arsenide wafer applications. In addition to offering complete Equinox tools, the Company also offers Equinox technologies to original equipment manufacturers for integration into other upstream or downstream process equipment, including thermal technologies. The price of the Equinox ranges from $150,000 to $2.0 million, depending on configuration.

Thermal Processing

The Company's VTP 1500 and EXPRESS vertical furnaces employ a patented design which provides a continuously controlled process environment that allows for oxidation/diffusion and LPCVD processing steps such as gate oxide/poly, oxide/nitride and oxide/nitride/oxide to be performed sequentially in the same processing chamber. The Company's furnaces feature a stationary base plate and quartz process tower with a patented double lift system which allows the process chamber and heating element to each be raised and lowered independently over the process tower. The furnace's quartz tower is loaded with wafers by a simple pick and place robot (thereby avoiding the risk of particle contamination caused by loading the wafers in batches) and the process chamber is then lowered over the wafers. The atmosphere within the process chamber is removed by vacuum purging, creating an inert environment. The heating element is then lowered over the sealed process chamber. The inert environment prevents chemical reactions from occurring until the heating element is fully in place, at which time processing can be conducted by injecting the process tube with the appropriate active gas. This design avoids variances in process exposure times of individual wafers, preventing the non-uniformity inherent in traditional vertical furnace processing. Because the process tube may be purged and alternative active gases introduced in a sequential manner, wafers can remain in a continuously controlled environment for multiple discrete thermal processing steps. The Company believes that this sequential, or "in situ," processing capability is a significant competitive advantage of its furnaces. The double lift design also permits the heating element to be lifted away from the sealed process chamber, allowing wafers to cool more rapidly in a controlled environment, thereby improving overall thermal processing cycle time of the thermal process. In addition, the furnaces have the flexibility to be quickly reconfigured for varying processes and can be easily upgraded to accommodate larger wafer sizes. The Company believes its furnaces produce higher quality film with fewer impurities and increased electrical properties, and have been designed to meet manufacturers' requirements for the production of semiconductor devices with line geometries as small as .18 micron. The prices of the VTP 1500 and EXPRESS range from $600,000 to $1.5 million, depending on configuration. The EXPRESS has been upgraded to handle 300mm wafers.

The Company, through its Semy Engineering, Inc. subsidiary, manufactures equipment supervisory workstations that upgrade diffusion and low pressure chemical deposition furnaces with state-of-the-art control features. The Company has also recently introduced equipment supervisory workstations that provide data collection, analysis and control for a wide variety of process tools and fab supervisory workstations that work in concert with the equipment supervisory workstations and provide fab wide process information.

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

Customers, Sales and Marketing

The Company's customers include leading semiconductor manufacturers worldwide as well as major manufacturers of thin film heads, flat panel displays, multichip modules, ink jet print heads, compact disc masters, and hard disk media. The following is a representative list of the Company's largest United States and international end-user customers, which had purchases in excess of $2,000,000 in fiscal 1997:

Advanced Micro Devices        LSI                          Oliver Design
Atmel                         Lucent Technologies          Seagate
Fujitsu                       MASCA / Matsushita Semi.     SGS-Thomson
Hewlett-Packard               Micro Chip Corporation       Siemens
Hyundai Electronics           Motorola                     Texas Instruments
IBM                           National Semiconductor       TRW
Intel                         Newport Wafer                VLSI Technology


The Company believes that its sales, service and customer support organizations are important to the long-term success of its customer relationships.

International  sales,  primarily in Europe and Asia accounted for  approximately
36%, 44% and 40% of total sales for fiscal years 1997, 1996 and 1995, respectively. The Company markets and sells its products in North America through its sales organization which includes direct sales personnel and independent sales representatives. The Company currently has sales and service offices located throughout the United States. In Europe, the Company has direct sales personnel. In Asia, the Company sells through direct sales personnel and independent sales representatives as well as through Tokyo Electron, Limited ("TEL") pursuant to a non-exclusive distribution agreement, whereby TEL sells the Company's stand-alone batch and single substrate spray chemical processing products (except electrochemical deposition products) in Japan. To supplement TEL's sales efforts, the Company has a direct sales operation in Japan. To enhance its sales capabilities, the Company maintains a demonstration and process development laboratory and a clean room at its Kalispell, Montana facility.

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

Backlog

Backlog decreased to approximately $63.8 million at September 30, 1997, from approximately $85.9 million at September 30, 1996. The Company's automated batch chemical processing tool, first shipped in fiscal 1995, now represents the largest single component of the backlog with the spray solvent tool second. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

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

Research and Development

The market for semiconductor equipment is characterized by rapid technological change and product innovation. The Company believes that continued timely development of products for both existing and new markets is necessary to remain competitive. The Company devotes significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. The Company maintains an extensive demonstration and process development laboratory at its facilities in Montana, including a clean room for testing and developing its products. Company research and development (R&D) personnel work directly with customers to provide process solutions, develop new processes and to design and evaluate new pieces of equipment.

The Company developed new models of its vertical furnace, automated batch chemical processor and single substrate processor during fiscal 1997. The major R&D project completed during fiscal 1997 was the introduction of the LT-210 ECD single wafer processor. The LT-210 provides advanced electrochemical deposition to deliver copper with high purity and uniformity to the surface of the wafer. The tool is designed for high-throughput manufacturing and is fully automated to provide consistent, hands-free processing. The new Magnum 3000 is capable of processing 300mm wafers in a total automated ultra clean environment. Other new versions of Magnums include a standard mechanical interface (SMIF), increased batch size of fifty 200mm wafers, a vision system for the robotics and an ozone injection system designed to decrease operating expenses and enhance performance. The Express vertical furnace was enhanced to handle 300mm wafers. It received an improved, proprietary version of a model-based temperature controller that was optimized through the use of sophisticated modeling tools. The 200mm version of Express includes as an option a fully-automated WIP stocker for SMIF pods, an industry first.

Expenditures for R&D, which are expensed as incurred, during fiscal 1997, 1996 and 1995 were approximately $21.2 million, $19.5 million and $11.4 million and represented 10.9%, 11.2% and 8.9% of net sales, respectively.

Competition

The industry in which the Company competes is highly competitive. The Company faces substantial competition from both established competitors and from potential new market entrants. Significant competitive factors in the markets in which the Company competes include system performance and flexibility, cost of ownership, the size of each manufacturer's installed customer base, customer support capabilities and breadth of product line. The primary competition to the Company's batch chemical spray products is currently from wet-bench chemical processing equipment. The Company is aware of at least two other manufacturers of spray chemical processors. As the demand for more precise and reliable chemical processing increases, the Company anticipates greater competition in the centrifugal spray technology area. The Company is aware of vertical furnaces produced by at least four other manufacturers which compete with the Company's thermal processing equipment. The single substrate processing market in which the Company's Equinox competes and the wafer carrier cleaning market in which the Company's Storm competes are highly fragmented markets. The Company is aware of at least two other companies competing in the plating market and expects other major equipment companies to enter next year. In these fragmented markets, the Company believes that it competes primarily with alternative technologies.

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

Employees

At September 30, 1997, the Company had 1,363 full time employees and 189 temporary contract employees worldwide. This includes 814 in manufacturing, 373 in marketing, sales and field service, 257 in research and development, and 108 in general administration. The Company believes that the use of temporary employees allows the Company to respond more rapidly to fluctuations in manufacturing and product demand and enables the Company to better control the labor component of its manufacturing costs. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

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

Cyclical Nature of the Semiconductor Industry

The Company's business depends primarily on the capital expenditures of semiconductor manufacturers, who correspondingly depend on the demand for final products or systems that use such devices. The semiconductor industry is cyclical and has historically experienced periodic downturns characterized by oversupply and weak demand, which often have had a material adverse effect on capital expenditures by semiconductor manufacturers. These downturns generally have adversely affected the business and operating results of semiconductor equipment suppliers, including the Company. The semiconductor device industry is presently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. In 1997, the average selling price of memory chips and certain other semiconductor devices significantly decreased. This has resulted in semiconductor device manufacturers announcing delays in their expansion plans. This slowdown and volatility has caused the semiconductor industry to reduce its demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases this has resulted in order cancellations or delays of orders and delays of delivery dates for the Company's products. No assurance can be given that the Company's revenues and operating results will not be adversely affected during this and possible future downturns in the semiconductor industry. In addition, the need for continued investment in research and development, marketing and customer support may limit the Company's ability to reduce expenses in response to this and future downturns in the semiconductor industry.

Fluctuations in Future Operating Results

The Company's business and results of operations have fluctuated significantly in the past and the Company expects them to fluctuate significantly on a quarterly or annual basis in the future. During a particular quarter, a significant portion of the Company's revenues is often derived from the sale of a relatively small number of high selling price systems. The number of such systems sold in, and the results for, a particular quarter or year can vary significantly due to a variety of factors, including the timing of significant orders, the timing of new product announcements by the Company or its competitors, patterns of capital spending by customers, market acceptance of new and enhanced versions of the Company's products, changes in pricing by the Company, its competitors or suppliers, the mix of products sold and cyclicality in the semiconductor industry and other industries served by the Company. In addition, the cancellation or rescheduling of customer orders or any production difficulty could adversely impact shipments which would negatively impact the Company's business and results of operations for the period or periods in which such cancellation or rescheduling occurs. In light of these factors and the cyclical nature of the semiconductor industry, the Company expects to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of the Company's expenses are fixed in the short-term which, combined with the need for continued investment in research and development, marketing and customer support, limits the Company's ability to reduce expenses quickly. As a result, shortfalls in net revenues could have a material adverse effect on the Company's business and results of operations.

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

International Business

Approximately 36%, 44% and 40% of the Company's sales for fiscal 1997, 1996 and 1995, respectively, were attributable to customers outside the United States. The Company expects sales outside the United States to continue to represent a significant portion of its future sales. Sales to customers outside the United States are subject to various risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. The Company's international sales activities are also subject to the difficulties of managing overseas distributors or representatives, and difficulties of staffing and managing foreign subsidiary operations. In addition, because a majority of the Company's international sales are denominated in United States dollars, the Company's ability to compete overseas could be adversely affected by a strengthening United States dollar. Moreover, although the Company endeavors to meet technical standards established by foreign standards setting organizations, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards or any significant or prolonged decline in the Company's international sales could have a material adverse effect on the Company's business and results of operations.

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

Dependence on Key Customers

The Company's ten largest customers accounted for 52%, 42% and 55% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. Although the composition of Semitool's largest customers has changed from year to year, the loss of, or a significant curtailment of purchases by one or more of the Company's key customers could adversely affect the Company's business and results of operations.

Dependence on Key Suppliers

Certain components and subassemblies included in the Company's products are obtained from a single source or a limited group of suppliers. Although the Company has vertically integrated much of its manufacturing operations, the loss of, or disruption in shipments from, certain sole or limited source suppliers could in the short-term adversely affect the Company's business and results of operations. The Company believes that it could either manufacture components or secure an alternate supplier with no long-term material adverse effect on the Company's business or operations. Further, a significant increase in the price of one or more of these components could adversely affect the Company's business and results of operations.

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

Volatility of Stock Price

The Company's Common Stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including quarter to quarter variations in the actual or anticipated financial results, announcements by the Company, its competitors or its customers, government regulations, developments in the industry and general market conditions. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, may adversely affect the market price of the Company's Common Stock.

Securities Litigation

A class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.


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


Item 3.  Legal Proceedings

A class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed on February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

                                   Part II


Item 5.  Market for Semitool's Common Stock and Related Shareholder Matters

The Company's common stock is traded under the symbol "SMTL" principally on the Nasdaq National Market. The approximate number of shareholders of record at December 9, 1997 was 214 and the reported last sale price of the Company's common stock on the Nasdaq National Market was $14.47. The high and low sales prices for the Company's common stock reported by the Nasdaq National Market are shown below.

                                  Common Stock Price Range
                                         Fiscal Year
                                     Ended September 30,

                                 1997                           1996
                        -------------------           ----------------------
                         High          Low             High             Low
First Quarter           $11.63        $8.38           $24.50          $12.50
Second Quarter          $14.88        $9.50           $17.75          $12.50
Third Quarter           $13.50        $9.50           $17.00          $13.00
Fourth Quarter          $26.88       $12.88           $13.50          $10.25


The Company, prior to its initial public offering of common stock in February 1995 (the "Initial Public Offering"), made distributions to shareholders for their share of income taxes related to the Company's S Corporation status. The Company also made a final distribution of S Corporation retained earnings prior to the initial public offering. The Company intends to retain its earnings to fund the development and growth of its business and therefor, does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.


                                    Summary Consolidated Financial Information
                                       (in thousands, except per share data)

                                                                        Year Ended September 30,
                                                         1997         1996         1995         1994          1993

Statement of Operations Data:
Net sales                                             $193,952     $174,204     $128,326      $62,597       $48,532
Gross profit                                            91,090       84,631       65,858       31,957        24,070
Income from operations                                  20,432       24,182       20,927        3,020           356
Net income (loss)                                       12,523       15,136       14,885        2,170          (445)

Pro forma Statement of Operations Data:
Income from operations (1)                              20,432       24,182       22,599        6,509         3,126
Net income (2)                                          12,523       15,136       14,403        3,723         1,579
Net income per share (3)                                  0.91         1.09         1.15         0.37
Shares used in per share computation (4)                13,833       13,858       12,563        9,946

Balance Sheet Data:
Working capital                                         50,047       43,797       37,209        6,109         6,223
Total assets                                           131,725      114,954       88,067       39,807        30,744
Short-term debt                                          4,393        4,374          924        7,409         5,164
Long-term debt                                           3,364        3,637        4,011        6,089         1,940
Shareholders' equity                                    81,580       68,003       52,813       12,487         2,741


(1) Pro forma income from operations has been determined by eliminating for each period presented payments for technology rights that ceased in February 1995, upon closing of the initial public offering of the Company's common stock.

(2) Between October 1, 1986 and February 1, 1995, the Company elected to be taxed under the provisions of Subchapter S of the Code. Under those provisions, the Company had not been subject to federal corporate income taxation. In connection with the closing of the Company's initial public offering, the Company terminated its S corporation status. Pro forma net income has been determined by assuming that the Company had been taxed as a C corporation for federal income tax purposes for each period presented. The pro forma provision for income taxes has been calculated by using statutory rates for federal and state taxes applied to pro forma income before income taxes, net of actual research and development credits generated in each year. The pro forma effective tax rates in fiscal 1993 through 1997 were 33.0%, 36.4%, 37.1%, 37.0%, and 38.0%
respectively.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding use of sales, service and support organizations, gross margins, research and development, costs of manufacturing, future balances, and effects of new accounting standards, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.


OVERVIEW

The Company was incorporated in 1979 to develop, manufacture and market innovative manufacturing equipment for the semiconductor industry, and shipped its first product, a spin rinser/dryer, that year. During the 1980s, the Company introduced several generations of its acid and solvent spray chemical processing tools and vertical furnaces, and began to market its products to manufacturers outside the semiconductor industry. Since 1990, the Company has developed its Equinox single substrate chemical processing system, its Storm wafer carrier cleaning system, and its Magnum automated multimodule chemical processing system. In the last year the Company has completed development of its 300mm tools, the Magnum 3000, and Express furnace. The Company has also developed the industry's first production-ready copper plating tool, the Equinox LT-210. In response to increased demand for the Company's established and recently introduced products, the Company expanded its Montana facility in 1994 and 1995 from approximately 65,000 square feet at the beginning of fiscal 1994 to approximately 170,000 square feet at the end of fiscal 1995. The Company built a separate 21,000 square foot facility, also in Montana, in fiscal 1996. In addition, during fiscal 1997 the Company increased its production capacity by completing a 14,000 square foot facility in Cambridge, England.

The unit selling prices for the Company's products range from $15,000 to $150,000 for a spin rinser/dryer, to $900,000 to over $2.0 million for the Magnum and LT-210 linear copper plating tool. Due to these relatively high unit selling prices, a significant portion of the Company's revenue in any given period is often derived from the sale of a relatively small number of units. From time to time, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based in part on expectations of future sales. If sales levels in a particular period do not meet expectations, operating results will be adversely affected. A variety of factors have an influence on the Company's operating results in a particular period. These factors include specific economic conditions in the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis, the introduction of new products by the Company or its competition, the selection of the Company's or its competitors' products by semiconductor manufacturers for new generations of fabrication facilities, the timing of research and development expenditures, exchange rate fluctuations, and expenses attendant to acquisitions, strategic alliances and the further development of marketing and service capabilities.

The Company markets and sells its products worldwide with an emphasis on Europe and Asia as its principal international markets. During fiscal 1997, approximately 35.9% of the Company's revenues were derived from sales to customers outside the United States. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales may fluctuate from period to period. The Company believes its sales, service and support organizations are important to the long-term success of its customer relationships. The Company provides sales, service and support worldwide, primarily through direct employees in the United States, Europe, Japan, Korea, and through distributors elsewhere in the world.


RESULTS OF OPERATIONS

The following table sets forth the Company's actual and pro forma results of operations for the periods indicated expressed as a percentage of net sales:

                            Year Ended September 30,

                                                  1997       1996       1995

Statement of Operations Data:
     Net sales                                   100.0%     100.0%     100.0%
     Cost of sales                                53.0       51.4       48.7
                                                 -----      -----      -----
     Gross profit                                 47.0       48.6       51.3
                                                 -----      -----      -----
     Operating expenses:
         Selling, general and administrative      25.5       23.5       24.8
         Research and development                 10.9       11.2        8.9
         Cost of technology rights                  --         --        1.3
                                                 -----      -----      -----
              Total operating expenses            36.4       34.7       35.0
                                                 -----      -----      -----
     Income from operations                       10.6       13.9       16.3
     Other income (expense), net                  (0.1)      (0.1)       0.2
                                                 -----      -----      -----
     Income before income taxes                   10.5       13.8       16.5
     Provision for income taxes                    4.0        5.1        4.9
                                                 -----      -----      -----
     Net income                                    6.5%       8.7%      11.6%
                                                 =====      =====      =====

Pro Forma Statement of Operations Data:
     Income from operations before
         pro forma adjustments                    10.6%      13.9%      16.3%
     Elimination of cost of technology
         rights                                     --         --        1.3
                                                 -----      -----      -----
     Income from operations                       10.6       13.9       17.6
     Other income (expense), net                  (0.1)      (0.1)       0.2
                                                 -----      -----      -----
     Income before income taxes                   10.5       13.8       17.8
     Provision for income taxes                    4.0        5.1        6.6
                                                 -----      -----      -----
     Net income                                    6.5%       8.7%      11.2%
                                                 =====      =====      =====

YEARS ENDED SEPTEMBER 30, 1997 AND 1996

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased $19.7 million (11.3%) to $194.0 million in fiscal 1997 from $174.2 million in fiscal 1996. Net sales of the Company's automated batch chemical processing tools accounted for the majority of the increase.

The Company shipped a number of new tool models during 1997. The first 50 wafer batch size Magnum with a newly designed work-in-process (WIP) station was delivered during the fiscal year. New versions of Magnum also include vision systems to guide the robotics and an ozone injection system designed to decrease operating expenses and enhance performance. In addition to our own proprietary, newly designed model-based temperature controller which decreases cycle time, the Express furnace received new robotics and a fully standard mechanical interface (SMIF) compatible WIP station. The adoption of any of these tools for future widespread production use is dependent on a number of factors including, but not limited to, performance and pricing competition from other equipment manufacturers.

International sales, predominantly to customers based in Europe and Asia, accounted for 35.9% of net sales in fiscal 1997 compared to 43.9% in the prior year. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage may fluctuate from period to period.

Gross Profit. Gross margin decreased to 47.0% in fiscal 1997 from 48.6% in the prior year. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the costs to manufacture, service and support new and enhanced products, as well as the mix and average selling prices of products sold. The Company believes that the largest single factor in the 1997 gross margin decline is costs and inefficiencies related to recently developed products. The Company anticipates that the cost to manufacture and support the newer tool models will improve over time, but that it will continue to design and sell additional models of its existing tools and additional tool types, which may somewhat offset the anticipated improvement in gross margins.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $49.5 million or 25.5% of net sales in fiscal 1997 compared to $40.9 million or 23.5% of net sales in the prior year. The $8.6 million increase in SG&A expense in 1997 as compared to 1996 reflects higher costs associated with increased sales volumes, a broader range of equipment to market and service, and costs associated with additional sales and service personnel supporting the domestic and Asian marketplaces. A substantial portion of the Company's SG&A expense is fixed in the short-term. While it is the Company's goal to reduce SG&A expense as a percentage of net sales during periods of rising sales, a decline in net sales would cause the Company's selling, general and administrative expense to increase as a percentage of net sales and could have an adverse effect on the Company's business and results of operations.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expenses were $21.2 million or 10.9% of net sales in fiscal 1997 compared to $19.5 million or 11.2% of net sales in the prior year. Major projects during the year include development of the Equinox LT-210 linear copper plating tool and the completion of development of the 300mm Magnum 3000 and 300mm Express products.

Spending on R&D increased 8.6% or $1.7 million in absolute dollars over the prior year due to the number and complexity of projects undertaken. The Company is committed to technology leadership in the semiconductor equipment industry and expects to continue to fund research and development expenditures with a multiyear perspective. Such funding has resulted in fluctuations in R&D expenses from period to period in the past. The Company expects such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and changes in the level of net sales.

Other Income (Expense). Interest income on short-term investments declined from $173,000 in fiscal 1996 to $97,000 in 1997.

Provision for Income Taxes. The provisions for income taxes for 1997 and 1996 were $7.7 million and $8.9 million, respectively. The effective tax rates for 1997 and 1996 were 38% and 37%, respectively.


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

Gross Profit. Gross margin decreased to 48.6% in fiscal 1996 from 51.3% in the prior year. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the costs to manufacture, service and support new and enhanced products, as well as the mix and average selling prices of products sold. The Company believes that the largest single factor in the 1996 gross margin decline is costs and inefficiencies related to the manufacturing and servicing of recently developed products. The number of new tool models introduced in fiscal 1996 was unprecedented in the Company's history, both as to number and complexity. The Company anticipates that the cost to manufacture and support the newer tool models will improve over time, but that it will continue to design and sell additional models of its existing tools and additional tool types, which may somewhat offset the anticipated improvement in gross margins.

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

Cost of Technology Rights. In 1979, the Company acquired certain technology rights from Raymon F. Thompson for installment payments equal to 8% of revenues from the sale of certain of the Company's products that embody the technology. All expense recognized in fiscal 1995 relates to the period from October 1, 1994 to February 2, 1995. All payments for technology rights ceased in conjunction with the Company's initial public offering, resulting in no cost to the Company from that point forward, including all of fiscal 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth since its February 1995 initial public offering primarily through amounts raised in conjunction with that offering, operations and borrowings on its revolving line of credit. Cash generated by operating activities in fiscal 1997 was $8.5 million as compared to $4.2 million used by operations in fiscal 1996. Substantial investments in accounts receivable and inventory and a decrease in customer advances in 1997 were more than offset by net income and non-cash expenses. As of September 30, 1997, the Company had $40.9 million of accounts receivable and $41.1 million of inventory, compared to $39.2 million of accounts receivable and $36.9 million of inventory at September 30, 1996. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or more for more complex products. Accordingly, while the Company's finished goods inventory accounts for slightly over 10% of total inventory, overall inventory levels tend to fluctuate with the level and type of orders received. Currently, the tools with the longest average cycle times are the automated batch chemical tools and the single substrate processor. The Company expects future receivable and inventory balances to fluctuate with net sales.

Cash used in investing activities in fiscal 1997 was $7.3 million as compared to $7.8 million in fiscal 1996. Investing activities consisted primarily of acquisitions of property and equipment and intangible assets in fiscal 1997. Property and equipment purchases used cash of $6.2 million in fiscal 1997 and $10.2 million in fiscal 1996. During fiscal 1996, the Company constructed and put into service a separate satellite facility in Kalispell totaling approximately 21,000 square feet and refurbished one of the several buildings on the Cambridge, England site for use as office space and an inventory storage depot. In connection with the merger of Semy, the Company invested $1.2 million in a covenant not to compete with certain of the principals of Semy.

Financing activities consisted primarily of $1.0 million in proceeds from the exercise of stock options and $0.4 million of long-term debt repayments.

As of September 30, 1997, the Company's principal sources of liquidity consisted of approximately $5.1 million of cash and cash equivalents, $6.0 million available under the Company's $10 million revolving line of credit, and $15 million under a long-term facility renewed during the fourth quarter of fiscal 1997. Both credit facilities are with Seafirst Bank and bear interest at the bank's prime lending rate. The revolving line of credit expires on March 31, 1999 when all principal amounts owing are due. The long-term credit facility expires on December 31, 1999 with principal amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2004.

The Company believes that cash and cash equivalents, funds generated from operations, and funds available under its bank lines will be sufficient to meet the Company's planned capital requirements during the next twelve months including the spending of approximately $10 million to purchase property, plant and equipment. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities or to fund greater than anticipated growth. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


LITIGATION

A class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed on February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.


NEW ACCOUNTING PRONOUNCEMENTS

In February  1997,  Statement of Financial  Accounting  Standards  No. 128 (SFAS
128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard will replace the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and will require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on its earnings per share.

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.


FOREIGN EXCHANGE CONTRACTS

The Company conducts its Japanese business in Japanese yen. The Company enters into forward foreign exchange contracts primarily as an economic hedge against the short-term impact of foreign currency fluctuations of its Japanese subsidiary. In 1997, these contracts were denominated in the Japanese yen. The maturities of the forward foreign exchange contracts are generally short-term in nature. The impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on anticipated transactions denominated in yen. Net foreign currency gains and losses have not been material.


Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                   PART III


Item 10. Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors of the Company:

         Name              Age                Position
   Raymon F. Thompson      56   Chairman, President and Chief Executive Officer
   Timothy C. Dodkin       48   Senior Vice President
                                Managing Director, Semitool Europe, Ltd.
   Thomas Sulzbacher       29   Vice President, Sales and Customer Service
   Gregory L. Perkins      54   Vice President, Operations and General Manager
   Larry A. Viano          43   Treasurer, Principal Financial Officer and
                                Controller

   Howard E. Bateman (1)   63   Director
   Richard A. Dasen (2)    55   Director
   Daniel J. Eigeman (2)   63   Director
   John Osborne (1)        53   Director
   Calvin S. Robinson (1)  77   Director and Secretary
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

Thomas Sulzbacher is Semitool's Vice President of Sales and Customer Service. Mr. Sulzbacher has been with Semitool for nine years; his experience in the semiconductor industry was developed through Service and Sales positions in Semitool's Bad Reichenhall, Germany office. Upon relocating to the United States in 1994, Mr. Sulzbacher managed the Magnum sales force prior to his current position. Mr. Sulzbacher is Raymon F. Thompson's son-in-law.

Gregory L. Perkins joined the Company in 1990 as Vice President, Manufacturing and, since August 1994, has served as the Company's Vice President and General Manager. Prior to joining the Company, Mr. Perkins served as General Manager for Modulair, Inc., a manufacturer of clean rooms, from 1987 to 1990.

Larry A. Viano joined the Company in 1985 and serves as the Company's treasurer, principal financial officer and controller. Mr. Viano serves on the Board of Directors of Semitool Europe, Ltd. Mr. Viano, a Certified Public Accountant, also serves on the Accounting Advisory Board of the University of Montana.

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

John Osborne has served on the Company's Board of Directors since July of 1997 and has thirty years of experience in the semiconductor industry, including 20 years in microchip manufacturing and ten years in the capital equipment industry. During the past ten years, Mr. Osborne had held senior management positions at Lam Research in Fremont, CA. These positions included Vice President of Lam's Worldwide Customer Support. Mr. Osborne holds seven patents, has numerous technical and business publications, and has served on the Board of Directors of four companies.

Calvin S. Robinson has served as a director of the Company since 1982. Mr. Robinson has been of counsel to Crowley, Haughey, Hanson, Toole & Dietrich, P.L.L.P. since 1989. This firm has provided legal services to the Company since 1979. Mr. Robinson is also a director of Winter Sports, Inc.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders under the caption "Other Matters" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.   Financial Statements:
     --------------------

         Report of Independent Accountants

         Consolidated Balance Sheets at September 30, 1997 and
                  September 30, 1996

         Consolidated Statements of Income for the Years Ended
                  September 30, 1997, September 30, 1996, and
                  September 30, 1995

         Consolidated  Statements  of  Changes in  Shareholders'  Equity for the
                  Years Ended September 30, 1997, September 30, 1996 and September 30, 1995

         Consolidated Statements of Cash Flows for the Years Ended September 30,
                  1997, September 30, 1996 and September 30, 1995

         Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:
     -----------------------------

         Report of Independent Accountants
         II - Valuation and Qualifying Accounts

3.   Exhibits:
     --------

(a) The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.                          Description
----------                           -----------

2.1           Asset Purchase Agreement and Plan of Reorganization, dated
              February 19, 1996 between the Compan and Semy Engineering, Inc (1)
3.1           Restated  Articles of  Incorporation  of the Company (2)
3.2           By-laws of the Company dated August 1, 1979 and related amendments to these By-laws (2)
3.3           Amended Bylaws of Semitool, Inc. (5)
3.4           Amended Bylaws of Semitool, Inc. (6)
10.1          Form of Semitool, Inc. S Corporation Termination, Tax Allocation
              and Indemnification Agreement between the Company and its current shareholders (2)
10.2          Form of Indemnification Agreement between the Company and each of its officers and directors (2)
10.3          Form of Semitool, Inc. 1994 Stock Option Plan (2)
10.4          Form of Agreement and Plan of Merger between the Company and
              Semitherm, Inc. (2)
10.5          Aircraft Lease Agreement, dated September 9, 1994, between the
              Company and Mr. Thompson (2)
10.6          Aircraft Lease Agreement, dated November 1, 1994, between the
              Company and Mr. Thompson (2)
10.7          Agreement, dated June 7, 1983, between the Company and Entech (2)
10.8          Form of Agreement of Cancellation of Sale Agreement between the
              Company and Mr. Thompson (2)
10.9          Agreement of Sale of Centrifugal Wafer Processor Invention, dated
              August 1, 1979, between the Company and Mr. Thompson (2)
10.10         Articles of Merger,  dated  September  1, 1993,  of Semitool,
              Inc., a California corporation, with and into the Company (2)
10.11         Agreement, dated June 1994, among Robert G. Massey, Donald W,
              Heidt, Steven R. Thompson, Semitherm, Inc., Semitherm Partnership,
              Mr. Thompson and the Company (2)
10.12         Agreement  between the Company and the Semitool European
              Companies (2)
10.13         Aircraft Lease Agreement, dated April 1, 1996, between the Company and Mr. Thompson (3)
10.14         Business Loan  Agreement,  dated  September 30, 1996,  between the
              Company  and the  Bank of  America  NW,  N.A.  doing  business  as
              Seafirst Bank (3)
10.15         Promissory Note, dated September 30, 1996, between the Company and the Bank of America NW, N.A doing business as Seafirst Bank (3)
10.16         Business Loan  Agreement,  dated  September 30, 1997,  between the
              Company and the Bank of America NT & SA doing business as Seafirst
              Bank (6)
10.17         Promissory Note, dated September 29, 1997, between the Company and the Bank of America  National Trust and Savings Association  doing business as Seafirst Bank (6)
10.18         Loan Modification Agreement, dated September 29, 1997 between the
              Company and The Bank of America National Trust And Savings
              Association doing business as Seafirst Bank (6)
10.19         Loan Modification Agreement, dated October 2, 1997 between the
              Company and the Bank of America National Trust And Savings
              Association doing business as Seafirst Bank (6)
10.20         Loan Modification Agreement, dated October 2, 1997 between the
              Company and the Bank of America National Trust And Savings
              Association doing business as Seafirst Bank (6)
11.1          Statement Re Computation of Pro Forma per share Earnings (6)
21.1          Subsidiaries of Registrant (6)
27            Financial data schedule (6)
99.1          Amended and Restated Semitool, Inc. 1994 Stock Option Plan (4)


(1) Incorporated herein by reference to the identically numbered exhibits to the Company's Current Report on Form 8-K, date of report February 29, 1996.

(2) Incorporated herein by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(3) Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1996.

(4) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 1997.

(5) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on form 10-Q, date of report June 30, 1997.

(6) Filed herewith.


(b) Reports on Form 8-K. During the fourth quarter of fiscal 1997, there were no Form 8-K's filed by the Company.

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


Dated:  December 22, 1997                       SEMITOOL, INC.



                                            By:/s/Raymon F. Thompson
                                               --------------------------------
                                               Raymon F. Thompson
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                       Title                            Date


/s/Raymon F. Thompson
----------------------
Raymon F. Thompson     Chairman of the Board,                 December 22, 1997
                       President and Chief Executive
                       Officer
                       (Principal Executive Officer)



/s/Larry A. Viano
----------------------
Larry A. Viano         Treasurer, Controller and              December 22, 1997
                       Principal Financial Officer



/s/Howard E. Bateman
----------------------
Howard E. Bateman                 Director                    December 22, 1997



/s/Richard A. Dasen
----------------------
Richard A. Dasen                  Director                    December 22, 1997



/s/Daniel J. Eigeman
----------------------
Daniel J. Eigeman                 Director                    December 22, 1997



/s/John Osborne
----------------------
John Osborne                      Director                    December 22, 1997


/s/Calvin S. Robinson
----------------------
Calvin S. Robinson         Director and Secretary             December 22, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Semitool, Inc.


We have audited the accompanying consolidated balance sheets of Semitool, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semitool, Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                                      Coopers  & Lybrand L.L.P.


Spokane, Washington
October 30, 1997



                                                   SEMITOOL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                             September 30, 1997 and 1996
                                  (Amounts in Thousands, Except for Share Amounts)

                                                       ASSETS

                                                                                             1997            1996

Current assets:
   Cash and cash equivalents                                                            $     5,060     $     3,058
   Trade receivables, less allowance for doubtful accounts
      of $224 and $233                                                                       40,896          39,183
   Inventories                                                                               41,124          36,909
   Prepaid expenses and other current assets                                                  1,771           2,323
   Deferred income taxes                                                                      5,902           4,373
                                                                                        -----------     -----------
         Total current assets                                                                94,753          85,846
Property, plant and equipment, net                                                           33,685          26,337
Intangibles, less accumulated amortization of $1,460 and $899                                 2,142           1,581
Other assets, net                                                                             1,145           1,190
                                                                                        -----------     -----------
         Total assets                                                                   $   131,725     $   114,954
                                                                                        ===========     ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                                 $     4,000     $     4,000
   Accounts payable                                                                          16,735          17,177
   Accrued commissions                                                                        1,850           1,751
   Accrued warranty and installation                                                          9,820           7,997
   Accrued payroll and related benefits                                                       6,164           5,032
   Other accrued liabilities                                                                  1,029             594
   Customer advances                                                                          1,722           3,757
   Income taxes payable                                                                       2,986           1,334
   Long-term debt, due within one year                                                          393             374
   Payable to shareholders                                                                        7              33
                                                                                        -----------     -----------
         Total current liabilities                                                           44,706          42,049
Long-term debt, due after one year                                                            3,364           3,637
Deferred income taxes                                                                         2,075           1,265
                                                                                        -----------     -----------
         Total liabilities                                                                   50,145          46,951
                                                                                        -----------     -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, no
      shares issued and outstanding                                                              --              --
   Common stock, no par value, 30,000,000 shares authorized,
      13,755,514 and 13,655,577 shares issued and outstanding
      in 1997 and 1996                                                                       40,590          39,577
   Retained earnings                                                                         40,949          28,426
   Foreign currency translation adjustment                                                       41              --
                                                                                        -----------     -----------
         Total shareholders' equity                                                          81,580          68,003
                                                                                        -----------     -----------
         Total liabilities and shareholders' equity                                     $   131,725     $   114,954
                                                                                        ===========     ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.



                                                   SEMITOOL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                for the years ended September 30, 1997, 1996 and 1995
                                (Amounts in Thousands, Except for Per Share Amounts)


                                                                         1997            1996           1995

Net sales                                                             $ 193,952       $ 174,204      $ 128,326
Cost of sales                                                           102,862          89,573         62,468
                                                                      ---------       ---------      ---------
Gross profit                                                             91,090          84,631         65,858
                                                                      ---------       ---------      ---------
Operating expenses:
    Selling, general and administrative                                  49,479          40,946         31,843
    Research and development                                             21,179          19,503         11,416
    Cost of technology rights                                                --              --          1,672
                                                                      ---------       ---------      ---------
       Total operating expenses                                          70,658          60,449         44,931
                                                                      ---------       ---------      ---------
Income from operations                                                   20,432          24,182         20,927
                                                                      ---------       ---------      ---------
Other income (expense):
    Interest income                                                          97             173            428
    Interest expense                                                       (499)           (540)          (571)
    Other, net                                                              168             211            456
                                                                      ---------       ---------      ---------
                                                                           (234)           (156)           313
                                                                      ---------       ---------      ---------
Income before income taxes                                               20,198          24,026         21,240
Provision for income taxes                                                7,675           8,890          6,355
                                                                      ---------       ---------      ---------
Net income                                                            $  12,523       $  15,136      $  14,885
                                                                      =========       =========      =========

Unaudited pro forma information (Notes 1 and 13):
    Income from operations before pro forma
       adjustments                                                    $  20,432       $  24,182      $  20,927
    Elimination of cost of technology rights                                 --              --          1,672
                                                                      ---------       ---------      ---------
    Income from operations                                               20,432          24,182         22,599
    Other income (expense), net                                            (234)           (156)           313
                                                                      ---------       ---------      ---------
    Income before income taxes                                           20,198          24,026         22,912
    Provision for income taxes                                            7,675           8,890          8,509
                                                                      ---------       ---------      ---------
    Net income                                                        $  12,523       $  15,136      $  14,403
                                                                      =========       =========      =========
    Net income per share                                              $    0.91       $    1.09      $    1.15
                                                                      =========       =========      =========
    Shares used in pro forma calculation                                 13,833          13,858         12,563
                                                                      =========       =========      =========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.




                                 SEMITOOL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              for the years ended September 30, 1997, 1996 and 1995
               (Amounts in Thousands, Except for Per Share Amount)

                                                                    Common Stock
                                                      -----------------------------------------
                                                                            Semitool
                                                           Semitool         European  Semitherm
                                                             Inc.           Companies   Inc.
                                                      -----------------------------------------
                                                        Number                                               Foreign
                                                          of                                      Retained   Currency
                                                        Shares    Amount     Amount    Amount     Earnings   Translation   Total
Balance September 30, 1994                              8,657    $ 1,038    $  36     $ 8,650    $   2,763    $   --      $12,487
     Net income                                            --         --       --          --       14,885        --       14,885
     Dividends on common stock ($1.08 per share)           --         --       --          --       (8,665)       --       (8,665)
     Proceeds from initial public offering              4,242     33,414       --          --           --        --       33,414
     Purchase and merger of Semitherm, Inc.
         for Semitool, Inc. stock                         692         --       --      (8,650)       8,650        --           --
     Purchase of the Combined Group of
         Semitool European Companies
         by Semitool, Inc.                                 --         --      (36)         --         (170)       --         (206)
     Contribution of S corporation retained
         earnings with change to C corporation
         status                                            --      4,173       --          --       (4,173)       --           --
     Exercise of stock options                             59        509       --          --           --        --          509
     Stock compensation                                    --         18       --          --           --        --           18
     Income tax effect of nonqualified
         stock options                                     --        371       --          --           --        --          371
                                                       ------    -------    -----     -------     --------    ------      -------
Balance September 30, 1995                             13,650     39,523       --          --       13,290        --       52,813
     Net income                                            --         --       --          --       15,136        --       15,136
     Exercise of stock options                              6         54       --          --           --        --           54
                                                       ------    -------    -----     -------     --------    ------      -------
Balance September 30, 1996                             13,656     39,577       --          --       28,426        --       68,003
     Net income                                            --         --       --          --       12,523        --       12,523
     Exercise of stock options                            100      1,013       --          --           --        --        1,013
     Translation adjustment                                --         --       --          --           --        41           41
                                                       ------    -------    -----     -------     --------    ------      -------
Balance September 30, 1997                             13,756    $40,590    $  --     $    --    $  40,949    $   41      $81,580
                                                       ======    =======    =====     =======     ========    ======      =======

The  accompanying  notes  are an  integral part of the consolidated financial statements.




                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended September 30, 1997, 1996 and 1995
                             (Amounts in Thousands)

                                                                       1997         1996         1995

Operating activities:
  Net income                                                       $  12,523    $  15,136     $ 14,885
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        (Gain) loss on sale of equipment                                   6           17         (191)
        Depreciation and amortization                                  6,077        4,002        2,392
        Reduction in patent costs                                         --           42           50
        Deferred income tax benefit                                     (719)      (1,093)      (2,138)
        Stock compensation                                                --           --           18
        Change in:
          Trade receivables                                           (1,662)     (10,700)     (15,155)
          Inventories                                                (10,649)     (18,837)      (8,343)
          Prepaid expenses and other current assets                      552         (989)        (921)
          Shareholders receivable/payable                                (26)         (44)        (668)
          Other assets                                                  (262)         134         (268)
          Accounts payable                                              (442)      11,115         (262)
          Accrued commissions                                             99         (341)         846
          Accrued warranty and installation                            1,823        3,746        3,502
          Accrued payroll and related benefits                         1,132       (4,149)       6,429
          Other accrued liabilities                                      435       (1,427)       1,276
          Customer advances                                           (2,035)         808        2,019
          Income taxes payable                                         1,652       (1,648)       3,175
                                                                   ---------    ---------     --------
             Net cash provided by (used in) operating
             activities                                                8,504       (4,228)       6,646
                                                                   ---------    ---------     --------
Investing activities:
  Purchases of marketable securities                                      --           --      (10,015)
  Proceeds from the sale of marketable securities                         --        4,010        6,005
  Purchases of property, plant and equipment                          (6,174)     (10,194)      (8,069)
  Increase in intangible assets                                       (1,122)        (796)        (841)
  Increase in covenant not to compete                                     --       (1,200)          --
  Proceeds from sale of equipment                                         42          397          192
                                                                   ---------    ---------     --------
             Net cash used in investing activities                    (7,254)      (7,783)     (12,728)
                                                                   ---------    ---------     --------
Financing activities:
  Net proceeds from initial public offering                               --           --       33,414
  Proceeds from exercise of stock options                              1,013           54          509
  Borrowings under line of credit                                     61,835       49,170       12,805
  Repayments under line of credit                                    (61,835)     (45,170)     (19,045)
  Proceeds from long-term debt                                           131           --           71
  Repayments of long-term debt                                          (385)        (924)      (2,394)
  Dividends distributed                                                   --           --       (8,871)
                                                                   ---------    ---------     --------
             Net cash provided by financing activities                   759        3,130       16,489
                                                                   ---------    ---------     --------
Effect of exchange rate changes on cash and cash equivalents              (7)          --           --
                                                                   ---------    ---------     --------
Net increase (decrease) in cash and cash equivalents                   2,002       (8,881)      10,407
Cash and cash equivalents at beginning of year                         3,058       11,939        1,532
                                                                   ---------    ---------     --------
Cash and cash equivalents at end of year                           $   5,060    $   3,058     $ 11,939
                                                                   =========    =========     ========



                                 SEMITOOL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              for the years ended September 30, 1997, 1996 and 1995
                             (Amounts in Thousands)


                                                                                 1997          1996         1995
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest, net of amounts capitalized                                   $     497     $     582     $    579
     Income taxes                                                               6,748        10,699        5,711

Supplemental disclosures of noncash financing and investing activity:
     Inventory transferred to equipment                                     $   6,434     $   1,191     $    994


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

      Significant accounting policies followed by Semitool, Inc. and its subsidiaries (the Company) are:

         Principles of Consolidation

         The 1997 consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Italia SRL; Semitool KK, Japan; Semitool, Inc., Korea; Semitool, Inc., FSC; Semy Engineering, Inc.
         (Semy) and Rhetech, Inc. (Rhetech). The British, German, and French Companies (the "Combined Group of Semitool European Companies") were acquired by Semitool in connection with the initial public offering (Offering) in February 1995. Semitool also acquired all the outstanding common shares of Semitherm, Inc. (Semitherm) in exchange for its common stock in connection with the Offering and concurrently merged Semitherm into Semitool (see Note 12) in February 1995.

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

         All significant intercompany accounts and transactions are eliminated in consolidation.

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

         Cash Equivalents

         The Company considers cash equivalents to consist of short-term, highly liquid investments with remaining maturities at time of purchase of three months or less. Substantially all of its cash and cash equivalents are held by major financial institutions. At times such investments may be in excess of the federal insurance limit.

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

         Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method with estimated useful lives as follows:

            Buildings and improvements                          10-40 years
            Machinery and equipment                               2-5 years
            Furniture, fixtures and leasehold improvements        3-7 years
            Vehicles and aircraft                                5-10 years

         Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

         Interest Capitalization

         The Company capitalizes interest costs during the construction period for qualifying assets. During the years ended September 30, 1997, 1996 and 1995, the Company capitalized $0, $9,000 and $18,000 of interest costs, respectively.

         Intangible Assets

         Intangible assets include, among other things, the cost of internally
         developed software  and  legal  costs   associated   with  obtaining
         patents.

         Costs incurred for internally developed software products and enhancements after technological feasibility and marketability have been established for the related product are capitalized and are stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining economic life of the product, estimated at three years.

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

         Foreign Currency

         Except for Semitool KK, Japan where the functional currency was changed to the yen during the fourth quarter of 1997, the functional currency for the Company's foreign operations is the U.S. dollar, in which substantially all sales and purchases are denominated. For these foreign operations, realized gains and losses from foreign currency transactions and unrealized gains and losses from re-measurement of the financial statements of the foreign operations into the functional currency are included in the consolidated statements of income.

         In July 1997, Semitool KK, Japan commenced invoicing its customers in yen, and therefore, the Company changed the functional currency from the U.S. dollar to the yen. The change in the functional currency has been accounted for prospectively commencing in the fourth quarter of 1997. Realized gains and losses are included in the consolidated statements of income and unrealized gains and losses from re-measurement of the financial statements of Semitool KK, Japan are reflected as a component of shareholders' equity.

         Revenue Recognition

         Revenue from sales of products is generally recognized at the time the product is shipped.

         Accrued Warranty and Installation

         The Company's remaining obligations at time of shipment for installation and warranty are accrued concurrently with the revenue recognized. The Company has made a provision for its warranty and installation obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company's warranty and installation obligations, including changing product designs and specifications, the ultimate amount incurred for all warranty and installation costs could change in the near term from the Company's currently recorded accrual.

         Foreign Currency Exchange Contracts

         The Company uses foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated sales or existing assets. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. The Company does not hold or issue derivative financial instruments for trading purposes.

         The foreign currency exchange contracts are accounted for based on whether the contract is speculative or serves as a hedge. A speculative transaction is marked to market, with unrealized gains or losses recognized currently. Unrealized gains or losses on a hedged transaction are determined based on changes in the underlying spot rate. The difference between the spot rate and the contract price on the date of the transaction is accounted for as a premium or discount and amortized over the life of the contract. For hedged transactions, unrealized gains and losses and amortization of the initial discount or premium are deferred and included in the basis of the related foreign currency transaction. Cash flows from foreign currency exchange contracts are recognized in the statement of cash flows and are reported in the same category as that of the hedged item.

         Research and Development Costs

         Costs of research and development are expensed as incurred.

         Net Income Per Common Share

         Historical net income per common share for the years ended September 30, 1997, 1996 and 1995 has not been presented as it is not meaningful in the presentation of these consolidated financial statements.

         Pro forma net income per common share equals pro forma net income divided by the weighted average common shares outstanding, after giving effect to dilutive stock options and common shares issued for the acquisition of Semy. Pro forma net income per share in fiscal 1997 and 1996 is the same as historical amounts due to the lack of any pro forma adjustments.

         In July 1995, the Board of Directors of Semitool adopted a resolution to split all common shares of Semitool on a 3-for-2 basis. All share amounts and per share data presented herein reflect the common stock split.

         New Accounting Pronouncements

         In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard will replace the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and will require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on its earnings per share.

         In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS
         130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

         In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS
         131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.


2.    Inventories:

      Inventories at September 30, 1997 and 1996 are summarized as follows (in thousands):

                                                  1997          1996

         Parts and raw materials             $   22,028    $   18,157
         Work-in-process                         14,869        15,702
         Finished goods                           4,227         3,050
                                             ----------    ----------
                                             $   41,124    $   36,909
                                             ==========    ==========


3.    Property, Plant and Equipment:

      Property, plant and equipment at September 30, 1997 and 1996 is summarized as follows (in thousands):

                                                             1997        1996

         Buildings and improvements                      $  13,892   $  12,504
         Machinery and equipment                            16,638      10,055
         Furniture, fixtures and leasehold improvements     10,206       7,892
         Vehicles and aircraft                               5,577       5,478
                                                         ---------   ---------
                                                            46,313      35,929
         Less accumulated depreciation and amortization    (15,460)    (12,072)
                                                         ---------   ---------
                                                            30,853      23,857
         Land and land improvements                          2,832       2,480
                                                         ---------   ---------
                                                         $  33,685   $  26,337
                                                         =========   =========

4.    Note Payable to Bank:

      The Company has two uncollateralized lines of credit totaling $25 million under an agreement with Seafirst Bank (Seafirst). Borrowings under both of the lines of credit bear interest at the bank's prime lending rate (8.50% at September 30, 1997) with the first line of $10 million expiring on March 31, 1999 and the second line of $15 million expiring on December 31, 1999. The lines of credit require monthly interest payments only, with the $10 million line principal amount due in full on expiration and the $15 million line principal amount repayable in monthly principal and interest payments over a five-year period ending December 2004. At September 30, 1997, there were $4 million of advances outstanding on the first line of credit. The Company has the option with the second line of credit to fix the interest rate for specific periods of time ranging from 30 days to five years in amounts of $500,000 or more. The option, if exercised, would fix the interest rate at the London Interbank Offered Rate (LIBOR) plus 1.75%. The agreement for both lines of credit provides for a quarterly commitment fee on any unused portion of the lines of credit. Additionally, the agreement includes various restrictive covenants, the most significant of which relates to a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.


5.    Long-Term Debt:

      Long-term debt at September 30, 1997 is summarized as follows (in thousands):

         Mortgage term note  payable in monthly  installments
            of $23  including interest at a blended rate of 5.5%,
            maturing on September 1, 2014 (A)                          $  2,994
         Mortgage term note payable in monthly installments of
            $25 including interest at a blended rate of 4.7%,
            maturing on December 1, 1999 (A)                                643
         Japanese yen term note payable in a single payment of
            14,470,500  Japanese yen due on April 5, 1999.
            Interest accrues at a fixed rate of 2.9% per annum
            and is payable in arrears, on various dates,
            until repaid in full                                            120
                                                                     ----------
                                                                          3,757
         Less current portion                                               393
                                                                     ----------
                                                                     $    3,364
                                                                     ==========

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

      Principal maturities for long-term debt outstanding at September 30, 1997, are summarized by year as follows (in thousands):

                   Year Ending
                  September 30,

                      1998                        $    393
                      1999                             532
                      2000                             198
                      2001                             134
                      2002                             141
                   Thereafter                        2,359
                                                  --------
                                                  $  3,757
                                                  ========


6.    Employee Benefit and Stock Option Plans:

      Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the U.S. employees of Semitool, Semy and Rhetech may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee's voluntary contribution up to 5% of the employee's compensation. Semitool may also make non-matching contributions to the plan, which are determined annually by the Board of Directors. Total profit sharing contribution expense to this plan was approximately $1,115,000, $639,000 and $377,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

      Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member's personal pension plan with a United Kingdom insurance company. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee's salary. However, there is no upper limit on the contributions payable by the employee. The total pension cost under this plan for the years ended September 30, 1997, 1996 and 1995 approximated $37,000, $23,000 and $15,000, respectively. The pension agreement does not impose any obligation on the employer to make contributions for the periods after an individual retires or terminates employment.

      The Company's other foreign  subsidiaries do not operate their own pension
      plans,  but  retirement   benefits  are  provided  to  employees   through
      government plans operated in their respective countries.

      In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). A total of 900,000 shares of common stock were reserved for issuance under the Option Plan. In February 1997, the Option Plan was amended to increase the number of shares of common stock available for issuance thereunder by 200,000 shares from 900,000 to 1,100,000 shares. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options which qualify as incentive stock options to employees and nonqualified stock options to employees, officers, directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004, unless terminated earlier at the discretion of the Board of Directors. At September 30, 1997, 337,350 shares were available for future issuance under the Option Plan.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined based on the fair value at the grant date for awards in fiscal 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except for per share amounts):
                                                      1997         1996

      Net income:
         As reported                              $   12,523   $   15,136
         Pro forma                                $   12,275   $   15,021

      Earnings per share:
         As reported                              $     0.91   $     1.09
         Pro forma                                $     0.89   $     1.08


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% for both years; expected volatility of 67.8% for both years; risk-free interest rates of 6.31% and 6.07%; and expected lives of 5.2 years for both years.

      The following summary shows stock option activity for the three years ended September 30, 1997:

                                           Number of                   Weighted-
                                     Shares Optioned                     Average
                                             But Not              Exercise Price
     Stock Option Activity                 Exercised                   per Share
     ---------------------           ---------------              --------------

     September 30, 1994                           --                          --
     Granted                                 576,000                       $8.73
     Exercised                               (58,715)                      $8.67
     Forfeited                                (4,800)                      $8.67
                                     ---------------              --------------
     September 30, 1995                      512,485                       $8.73
     Granted                                 179,000                      $14.26
     Exercised                                (5,675)                      $8.93
     Forfeited                               (50,000)                     $10.90
                                     ---------------              --------------
     September 30, 1996                      635,810                      $10.12
     Granted                                 163,000                      $10.54
     Exercised                               (99,937)                     $10.14
     Forfeited                              (100,550)                     $10.66
                                     ---------------              --------------
     September 30, 1997                      598,323                      $10.14
                                     ===============              ==============


     The weighted-average fair value of stock options granted during the years ended September 30, 1997 and 1996, calculated using the Black-Scholes option-pricing model, was $6.31 and $8.46, respectively.

     The following tables summarize information about stock options outstanding at September 30, 1997:

                                            Options Outstanding
                            ---------------------------------------------------
                                                       Weighted-
                                                         Average      Weighted-
                                                       Remaining        Average
                                        Number       Contractual       Exercise
     Range of                   Outstanding at              Life          Price
     Exercise Prices        September 30, 1997        (in years)      per Share
     -------------------    ------------------       -----------      ---------
       $8.67 -     $8.88               335,023               7.1          $8.67
       $9.75 -    $11.17               121,800               9.5          $9.77
      $12.00 -    $13.88               104,500               8.5         $13.53
      $14.63 -    $16.25                37,000               9.3         $15.06
                            ------------------       -----------      ---------
                                       598,323               8.0         $10.14
                            ==================       ===========      =========


                                            Options Exercisable
                            ---------------------------------------------------
                                                                      Weighted-
                                                                        Average
                                        Number                         Exercise
     Range of                   Exercisable at                            Price
     Exercise Prices        September 30, 1997                        per Share
     -------------------    ------------------                        ---------
       $8.67 -     $8.88               154,387                            $8.67
       $9.75 -    $11.17                 6,300                            $9.86
      $12.00 -    $13.88                19,700                           $13.45
      $14.63 -    $16.25                16,250                           $15.11
                            ------------------                        ---------
                                       196,637                            $9.72
                            ==================                        =========

      The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options. As a result, the Company received a tax benefit associated with those options of $371,000 in 1995, which has been recorded as additional contributed capital.


7.    Income Taxes:

      The provision for income taxes for the years ended September 30, 1997, 1996 and 1995 consists of the following (in thousands):

                                   1997         1996        1995
         Federal:
              Current           $  7,643     $  7,882    $  6,354
              Deferred              (643)        (551)     (1,966)
         State:
              Current                899        1,776       1,545
              Deferred               (76)         (67)       (172)
         Foreign:
              Current               (148)         325         594
              Deferred                --         (475)         --
                                --------     --------    --------
                                $  7,675     $  8,890    $  6,355
                                ========     ========    ========

      Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 1997, 1996 and 1995 are as follows
      (in thousands):

                                   1997         1996        1995

         Domestic               $ 22,245     $ 24,277    $ 19,793
         Foreign                  (2,047)        (251)      1,447
                                --------     --------    --------
                                $ 20,198     $ 24,026    $ 21,240
                                ========     ========    ========


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

      The Company's foreign subsidiaries are subject to the tax regulations that exist in their respective countries. These subsidiaries provide for deferred taxation at current rates to take into account temporary differences between the treatment of certain items for financial statement purposes and the treatment of those items for corporation tax purposes. The components of the deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows (in thousands):

         September 30, 1997                                                   Assets      Liabilities        Total

         Accrued liabilities, principally vacation,
            health insurance and profit sharing                              $  1,127     $      --       $  1,127
         Accrued reserves, principally bad debt, warranty
            and inventory                                                       3,608            --          3,608
         Inventory capitalization                                                 485            --            485
         Depreciation and software amortization                                    --        (2,075)        (2,075)
         Covenant not to compete                                                  132            --            132
         Foreign net operating loss carryforward                                  475            --            475
         Other                                                                     75            --             75
                                                                             --------     ---------       --------
                                                                             $  5,902     $  (2,075)      $  3,827
                                                                             ========     =========       ========

         September 30, 1996                                                   Assets      Liabilities        Total

         Accrued liabilities, principally vacation and
             health insurance                                                $    709     $      --       $    709
         Accrued reserves, principally bad debt, warranty
            and inventory                                                       2,669            --          2,669
         Inventory capitalization                                                 433            --            433
         Depreciation and software amortization                                    --        (1,265)        (1,265)
         Covenant not to compete                                                   49            --             49
         Foreign net operating loss carryforward                                  475            --            475
         Other                                                                     38            --             38
                                                                             --------     ---------       --------
                                                                             $  4,373     $  (1,265)      $  3,108
                                                                             ========     =========       ========


     The Company does not believe a valuation allowance is necessary at September 30, 1997 to reduce the deferred tax asset as this asset will more likely than not be realized through the generation of future taxable income.

      The differences between the consolidated provision for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 1997, 1996 and 1995 are as follows (in thousands):

                                                                                     1997        1996        1995

         Amount computed using the statutory rate                                 $  7,069    $  8,409    $  7,434
         Increase (decrease) in taxes resulting from:
            Benefit of recognition of deferred tax asset in
                connection with S corporation termination                               --          --        (890)
            State taxes, net of federal benefit                                        959       1,155         893
            Tax effect of income not subject to federal tax
                due to Subchapter S election                                            --          --        (793)
            Effect of foreign taxes                                                    569         (62)        119
            Research and experimentation credit                                       (863)       (355)       (140)
            Foreign sales corporation benefit                                         (822)       (695)         --
            Other, net                                                                 763         438        (268)
                                                                                  --------    --------    --------
                                                                                  $  7,675    $  8,890    $  6,355
                                                                                  ========    ========    ========


8.    Related Party Transactions:

      In August 1979, Semitool entered into an agreement with Raymon F. Thompson, the Company's chief executive officer and majority shareholder, to acquire all rights, title to and interest in a centrifugal wafer processor invention. The agreement called for payments to Mr. Thompson through September 30, 1999 amounting to 8% of all sales of the centrifugal wafer processor, equipment using the processor's technology and replacement parts. This agreement was terminated effective with the Offering in February 1995 (see Note 12). Total costs, pursuant to this agreement, were approximately $1,672,000 for the year ended September 30, 1995.

      Semitool also has agreements with Mr. Thompson to lease aircraft. The current rental rate is $106,100 per month. Under these agreements, rent expense was approximately $1,276,600, $1,158,000 and $835,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

      Periodically, Semitool advances funds to Mr. Thompson and pays certain expenses for the benefit of Mr. Thompson. These advances are offset by amounts payable to Mr. Thompson under the agreements described in the preceding paragraphs. Net advances to (from) Mr. Thompson are charged interest at the federal funds short-term rate. Associated with these advances, Mr. Thompson received approximately $2,000 of interest income in 1996, and paid the Company interest of $31,000 in 1995.

      Semitool  purchased raw materials  approximating  $720,000,  $651,000, and
      $570,000  for  the  years  ended   September  30,  1997,  1996  and  1995,
      respectively, from a company owned by Mr. Thompson.


9.    Commitments and Contingencies:

      The Company has various operating lease agreements for equipment and office space that expire through the year 2003. Total rent expense for the years ended September 30, 1997, 1996 and 1995, exclusive of amounts paid to a related party as described in Note 8, was approximately $1,305,000, $950,000, and $648,000, respectively. At September 30, 1997, future rental payments under these agreements and the aircraft leases described in Note 8 are as follows (in thousands):

                      Year Ending
                     September 30,                Total

                        1998                    $  2,099
                        1999                       1,726
                        2000                         936
                        2001                         364
                        2002                         273
                     Thereafter                      273
                                                --------
                                                $  5,671
                                                ========

      A class action lawsuit brought by Dr. Stanley Bierman, IRA (Case No. DV-96-124A) was filed on February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements
      concerning  its  business   and   prospects.  The  suit  seeks  injunctive
      relief,  damages,  costs  and  other  relief   as   the  court  may   find
      appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the early stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.


10.   Concentration of Credit Risk and Foreign Operations:

      At September 30, 1997 and 1996, the trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $11.7 million and $20.5 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

      Consolidated sales to major customers, represented as a percentage of total consolidated sales, for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                  1997         1996        1995

         Customer A               10.9%        0.3%          --%
         Customer B                3.9%        3.1%        13.1%

      Summarized data for the Company's foreign operations (principally Europe) for the years ended September 30, 1997, 1996 and 1995 are as follows  (in thousands):
                                                  1997        1996        1995

         Net sales - unaffiliated customers    $ 41,011    $ 49,197     $ 38,091
         Income (loss) from operations           (2,046)        332        1,677
         Identifiable assets                     21,144      23,472       13,232

      Export sales from the Company's United States operations were approximate-ly $27.9 million (14%), $27.2 million (16%) and $13.7 million (11%) for the years ended September 30, 1997, 1996 and 1995, respectively.


11.   Preferred Stock:

      The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.


12.   Transactions Associated with the Offering:

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


13.   Unaudited Pro Forma Statement of Income Information:

      The pro forma information included in the consolidated statements of income reflects the effects of certain transactions that occurred as a result of the Offering which are more completely described in Notes 7 and 12.

      The consolidated pro forma statement of income for the year ended September 30, 1995 presents the pro forma effects on the historical financial information to eliminate the cost of technology rights and to recognize a provision for income taxes at statutory rates applied to pro forma income before income taxes, net of actual research and development credits generated.

14.   Financial Instruments:

      The Company has estimated the fair value of its financial instruments including cash and cash equivalents, payable to shareholder, note payable to bank and long-term debt. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates are not necessarily indicative of what the Company could realize in a current market exchange.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 1997 and 1996 for which it is practicable to estimate that value:

         Cash and Cash Equivalents - The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

         Payable to Shareholder - The carrying value of the shareholder payable approximates fair value.

         Note Payable to Bank - The carrying value of the note payable to bank approximates fair value due to the fact that the note bears a negotiated variable interest rate.

         Long-Term Debt - The fair value of notes payable is based on the discounted value of contractual cash flows using a discount rate which the Company could currently obtain for debt with similar remaining maturities.

         Foreign Currency Exchange Contracts - The fair value of foreign currency exchange contracts is estimated based on quoted market prices from financial institutions.

         The estimated fair value of financial instruments at September 30, 1997 and 1996, consisted of the following (in thousands):

                                                                    1997                        1996
                                                           Carrying        Fair        Carrying        Fair
                                                            Amount         Value        Amount         Value
                                                          ----------------------      ----------------------
         Cash and cash equivalents                        $  5,060     $   5,060      $  3,058     $   3,058
         Payable to shareholder                                  7             7            33            33
         Note payable to bank                                4,000         4,000         4,000         4,000
         Long-term debt                                      3,757         3,182         4,011         3,412
         Foreign currency exchange contracts                 2,564         2,521            --            --

      Foreign Currency Exchange Risk Management

      In the normal course of business, the Company is party to foreign currency exchange contracts and borrowings in foreign currency to reduce its exposure to fluctuations in exchange rates. These instruments involve, to varying degrees, elements of credit and/or exchange rate risk in excess of the amount recognized in the financial statements.

      The Company selectively uses foreign currency exchange contracts and borrowings in foreign currency to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. These exposures include firm and anticipated sales. The primary exposure is denominated in yen. The Company normally hedges cash flow exposures for periods up to one year.

      As of September 30, 1997, the Company had foreign currency exchange contracts maturing at various dates in 1998 to sell 304,300,265 yen at contracted forward rates. These forward contracts do not qualify as hedges for financial reporting purposes. The Company had no outstanding foreign currency exchange contracts at September 30, 1996.

                                  Exhibit Index


Exhibit No.                                 Description
-----------                                 -----------

2.1             Asset Purchase Agreement and Plan of Reorganization, dated as of February 19, 1996 between the Company and Semy Engineering,
                Inc. (1)
3.1             Restated Articles of Incorporation of the Company (2)
3.2             By-laws of the Company dated August 1, 1979 and related
                amendments to these By-laws (2)
3.3             Amended Bylaws of Semitool, Inc. (5)
3.4             Amended Bylaws of Semitool, Inc. (6)
10.1            Form of Semitool, Inc. S Corporation Termination, Tax Allocation
                and Indemnification Agreement between the Company and its
                current shareholders (2)
10.2            Form of Indemnification Agreement between the Company and
                each of its officers and directors (2)
10.3            Form of Semitool, Inc. 1994 Stock Option Plan (2)
10.4            Form of Agreement and Plan of Merger between the Company and
                Semitherm, Inc. (2)
10.5            Aircraft Lease Agreement, dated September 9, 1994, between the
                Company and Mr. Thompson (2)
10.6            Aircraft Lease Agreement, dated November 1, 1994, between the
                Company and Mr. Thompson (2)
10.7            Agreement, dated June 7, 1983, between the Company and Entech(2)
10.8            Form of Agreement of Cancellation of Sale Agreement between the Company and Mr. Thompson (2)
10.9            Agreement of Sale of Centrifugal Wafer Processor Invention,
                dated August 1, 1979, between the Company and Mr. Thompson (2)
10.10           Articles of Merger, dated September 1, 1993, of Semitool,  Inc., a California corporation, with and into the Company (2)
10.11           Agreement, dated June 1994, among Robert G. Massey, Donald W,
                Heidt, Steven R. Thompson, Semitherm, Inc., Semitherm
                Partnership, Mr. Thompson and the Company (2)
10.12           Agreement  between the Company and the Semitool European
                Companies (2)
10.13           Aircraft Lease Agreement, dated April, 1996, between the Company and Mr. Thompson (3)
10.14           Business Loan Agreement, dated September 30, 1996, between the
                Company and the Bank of America NW,N.A. doing business as
                Seafirst Bank (3)
10.15           Promissory Note, dated September 30, 1996, between the Company and the Bank of America NW,N.A. doing business as
                Seafirst Bank (3)
10.16           Business Loan Agreement, dated September 30, 1997, between the
                Company and the Bank of America NT & SA doing business as
                Seafirst Bank (6)
10.17           Promissory Note, dated September 29, 1997, between the Company and the Bank of America National Trust and Savings Association
                doing business as Seafirst Bank (6)
10.18           Loan Modification Agreement, dated September 29, 1997 between the Company and the Bank of America National Trust And Savings
                Association doing business as Seafirst Bank (6)
10.19           Loan Modification Agreement, dated October 2, 1997 between the
                Company and the Bank of America National Trust And Savings
                Association doing business as Seafirst Bank (6)
10.20           Loan Modification Agreement, dated October 2, 1997 between the
                Company and the Bank of America National Trust And Savings
                Association doing business as Seafirst Bank (6)
11.1            Statement Re Computation of Pro Forma per share Earnings (6)
21.1            Subsidiaries of Registrant (6)
27              Financial data schedule (6)
99.1            Amended and Restated Semitool, Inc. 1994 Stock Option Plan (4)


                  (1) Incorporated herein by reference to the identically numbered exhibits to the Company's Current Report on Form 8-K, date of report February 29, 1996.

                  (2) Incorporated herein by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

                  (3) Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1996.

                  (4) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 1997.

                  (5) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 1997.

                  (6) Filed herewith.

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




                                                      Coopers  & Lybrand L.L.P.

Spokane, Washington
October 30, 1997



                        SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
                               Three Years Ended September 30, 1997
                                     (Amounts in Thousands)


                                                                    Additions
                                                            -----------------------
                                               Balance at   Charged to     Charged                   Balance
                                               beginning    Costs and      to Other                  at end
                                               of Period    Expenses       Accounts    Deductions    of Period
                                               ---------    ----------    ---------    ----------    ---------
Year ended September 30, 1997:
 Deducted from asset accounts:
   Allowance for doubtful accounts              $  233       $   --       $   --        $    9       $  224
   Allowance for inventory obsolescence            548          328           --            --          876

Year ended September 30, 1996:
 Deducted from asset accounts:
   Allowance for doubtful accounts                 213           20           --            --          233
   Allowance for inventory obsolescence            817           31           --           300          548

Year ended September 30, 1995:
 Deducted from asset accounts:
   Allowance for doubtful accounts                  81          132           --            --          213
   Allowance for inventory obsolescence            267          550           --            --          817
