Form 10-Q
period 1997-12-31
SEMITOOL INC
filed 1998-02-11
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1997

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

           Title                             Outstanding as of January 30, 1998
       Common Stock                                    13,771,336

Part I.  Financial Information
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1997 and September 30, 1997
                (Amounts in Thousands, Except for Share Amounts)


                                                                                   December 31,      September 30,
                                         ASSETS                                        1997              1997
                                                                                   ------------      -------------
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                        $    2,739          $   5,060
    Trade receivables, less allowance for doubtful accounts
     of $224 and $224                                                                    37,299             40,896
    Inventories                                                                          42,368             41,124
    Prepaid expenses and other current assets                                             1,355              1,771
    Deferred income taxes                                                                 5,902              5,902
                                                                                   ------------      -------------
       Total current assets                                                              89,663             94,753
Property, plant and equipment, net                                                       37,521             33,685
Intangibles, less accumulated amortization of $1,674 and $1,460                           2,763              2,142
Other assets, net                                                                         1,033              1,145
                                                                                   ------------      -------------
       Total assets                                                                  $  130,980          $ 131,725
                                                                                   ============      =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                             $    6,000          $   4,000
    Accounts payable                                                                     12,418             16,735
    Accrued commissions                                                                   1,014              1,850
    Accrued warranty and installation                                                    10,292              9,820
    Accrued payroll and related benefits                                                  4,827              6,164
    Other accrued liabilities                                                             1,103              1,029
    Customer advances                                                                     2,476              1,722
    Income taxes payable                                                                  2,589              2,986
    Long-term debt, due within one year                                                     398                393
    Payable to shareholder                                                                   24                  7
                                                                                   ------------      -------------
       Total current liabilities                                                         41,141             44,706
Long-term debt, due after one year                                                        3,263              3,364
Deferred income taxes                                                                     2,075              2,075
                                                                                   ------------      -------------
       Total liabilities                                                                 46,479             50,145
                                                                                   ------------      -------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                        --                 --
    Common stock, no par value, 30,000,000 shares authorized,
     13,771,186 and 13,755,514 shares issued and outstanding                             40,727             40,590
    Retained earnings                                                                    43,553             40,949
    Foreign currency translation adjustment                                                 221                 41
                                                                                   ------------      -------------
       Total shareholders' equity                                                        84,501             81,580
                                                                                   ------------      -------------
       Total liabilities and shareholders' equity                                    $  130,980          $ 131,725
                                                                                   ============      =============

       The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
              for the three months ended December 31, 1997 and 1996
              (Amounts in Thousands, Except for Per Share Amounts)

                                                   Three Months Ended
                                                      December 31,
                                                 ----------------------

                                                    1997        1996
                                                 ----------  ----------
Net sales                                        $  47,002   $  42,508
Cost of sales                                       23,098      23,425
                                                 ---------   ---------
Gross profit                                        23,904      19,083
                                                 ---------   ---------


Operating expenses:
    Selling, general and administrative             13,704      10,481
    Research and development                         6,127       4,988
                                                 ---------   ---------
       Total operating expenses                     19,831      15,469
                                                 ---------   ---------

Income from operations                               4,073       3,614
Other income (expense), net                             61         (55)
                                                 ---------   ---------
Income before income taxes                           4,134       3,559
Provision for income taxes                           1,530       1,353
                                                 ---------   ---------

Net income                                       $   2,604    $  2,206
                                                 =========   =========

Earnings per share:
Basic                                            $    0.19    $   0.16
                                                 =========   =========
Diluted                                          $    0.19    $   0.16
                                                 =========   =========

Average common shares:
Basic                                               13,770      13,657
Diluted                                             13,998      13,718



    The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              for the three months ended December 31, 1997 and 1996
                             (Amounts in Thousands)

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                             ----------------------------

                                                                                  1997          1996
                                                                             -------------  -------------
Operating activities:
Net income                                                                       $  2,604       $  2,206
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    (Gain) loss on sale of equipment                                                  (10)            18
    Depreciation and amortization                                                   2,482          1,387
    Change in:
       Trade receivables                                                            3,815          3,489
       Inventories                                                                 (2,682)        (1,024)
       Prepaid expenses and other current assets                                      416           (170)
       Other assets                                                                    36            (96)
       Accounts payable                                                            (4,317)        (4,324)
       Accrued commissions                                                           (836)          (660)
       Accrued warranty and installation                                              472            507
       Accrued payroll and related benefits                                        (1,337)            10
       Other accrued liabilities                                                       74            249
       Customer advances                                                              754           (161)
       Income taxes payable                                                          (397)          (166)
       Shareholder payable                                                             17             (9)
                                                                             ------------   ------------
          Net cash provided by (used in) operating activities                       1,091          1,256
                                                                             ------------   ------------

Investing activities:
    Purchases of property, plant and equipment                                     (4,627)          (667)
    Increase in intangible assets                                                    (835)          (198)
    Proceeds from sale of equipment                                                    29              4
                                                                             ------------   ------------
          Net cash provided by (used in) investing activities                      (5,433)          (861)
                                                                             ------------   ------------

Financing activities:
    Proceeds from exercise of stock options                                           137             62
    Borrowings under line of credit                                                26,300         10,180
    Repayments under line of credit                                               (24,300)       (10,180)
    Proceeds from long-term debt                                                       --             11
    Repayments of long-term debt                                                      (96)           (92)
                                                                             ------------   ------------
          Net cash provided by (used in) financing activities                       2,041            (19)
                                                                             ------------   ------------

Effect of exchange rate changes on cash and cash equivalents                          (20)            --
                                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents                               (2,321)           376
Cash and cash equivalents at beginning of period                                    5,060          3,058
                                                                             ------------   ------------
Cash and cash equivalents at end of period                                       $  2,739       $  3,434
                                                                             ============   ============

          The   accompanying   notes  are  an  integral  part  of  the
          consolidated financial statements.

                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Semitool, Inc., (the Company) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1997 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 1997 has been prepared from the books and records without audit. Financial information as of September 30, 1997 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of December 31, 1997, the consolidated results of operations for the three month periods ended December 31, 1997 and 1996 and the consolidated cash flows for the three month periods ended December 31, 1997 and 1996. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation.

Note 3.  Inventories

Inventories are summarized as follows (in thousands):



                                    December 31, 1997       September 30, 1997
                                    -----------------       ------------------

     Parts and raw materials            $    22,382              $    22,028
     Work-in-process                         13,014                   14,869
     Finished goods                           6,972                    4,227
                                    -----------------       ------------------
                                        $    42,368              $    41,124
                                    =================       ==================


During the three months ended December 31, 1997 and 1996, $1,438,000 and $1,028,000, respectively, of finished goods inventory was transferred to capitalized equipment.

Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                                       Three Months Ended
                                          December 31,
                                    ----------------------

                                       1997        1996
                                    ---------    ---------

     Federal                        $  1,621     $  1,071
     State                               197           92
     Foreign                            (288)         190
                                    --------     --------
     Total                          $  1,530     $  1,353
                                    ========     ========



Note 5.   Contingency

A class action lawsuit (Case No. DV-96-124A) was filed on February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the current stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

Note 6.  Earnings Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." The Company adopted SFAS 128 during the first quarter of fiscal 1998. SFAS 128 replaced the previously required primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated in a manner that is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the requirements of SFAS 128.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                          Three Months Ended
                                                             December 31,
                                                        ----------------------
                                                          1997         1996
                                                        ---------    ---------
    Numerator:
      Net income for basic and diluted earnings
         per share                                      $  2,604     $  2,206
                                                        ========     ========

    Denominator:
      Average common shares used for basic
         earnings per share                               13,770       13,657
      Effect of diluted securities:
         Stock options                                       228           61
                                                        --------     --------
    Denominator for diluted earnings per share            13,998       13,718
                                                        ========     ========


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


RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1998 COMPARED WITH FIRST QUARTER OF FISCAL 1997

Net Sales. Net sales consist of revenues from sales of equipment, spare parts and service contracts. Net sales increased 10.6% to $47.0 million in the first quarter of fiscal 1998 from $42.5 million for the same period in fiscal 1997. Sales of the Company's electrochemical deposition tools increased in the first quarter of fiscal 1998 compared to the same period in fiscal 1997 which is the primary reason for the overall gain in sales for the quarter.

Gross Profit. Gross margin was 50.9% of net sales in the first quarter of fiscal 1998 compared to 44.9% of net sales for the same period in fiscal 1997. Higher than normal margins were obtained on some of the equipment revenue recognized during the quarter. Without these special situations gross margin would have been approximately 50.1% for the first quarter of fiscal 1998. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 29.2% of net sales in the first quarter of fiscal 1998 compared to 24.7% of net sales for the same period in fiscal 1997. The Company's SG&A expenses increased to $13.7 million in the first quarter of fiscal 1998 from $10.5 million for the same period in fiscal 1997. The increase in SG&A expenses reflects costs to support a broader range of equipment, costs associated with additional sales and service personnel supporting the Asian and domestic markets and increased sales volume. A substantial portion of the Company's SG&A expense is fixed in the short term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expense was $6.1 million (13.0% of net sales) in the first quarter of fiscal 1998 as compared to $5.0 million (11.7% of net sales) for the same period in fiscal 1997. Much of the increase is related to the development of the Company's copper deposition tools.

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

Other Income (Expense), Net. Other income (expense), net was a net other income of $61,000 in the first quarter of fiscal 1998 compared to a net expense of $55,000 for the same period in fiscal 1997. Interest income and foreign exchange gain exceeded interest expense in fiscal 1998. Whereas, interest expense and foreign exchange losses exceed interest income in 1997.

Provision for Income Taxes. The provisions for income taxes for each of the first fiscal quarters of 1998 and 1997 were $1.5 million and $1.4 million, respectively. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates estimated to be 37% in fiscal 1998 and 38% in fiscal 1997.

Backlog. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Sales backlog was approximately $59.8 million at December 31, 1997 compared to $89.3 million at December 31, 1996. This decrease is reflective of the overall industry decline in demand for semiconductor equipment.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Year 2000 Software System Status. The Company has conducted a preliminary review of its software systems for year 2000 compliance. This includes software used by the Company and the software developed by the Company that is incorporated in the tools that it sells to customers. The tests completed to date show that most of the Company's software is year 2000 compliant and will operate as is, or with minor modifications. The Company will continue to test its software, but does not anticipate major year 2000 compliance problems at this time.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $1.1 million during the first three months of fiscal 1998, compared to $1.3 million provided in the same period in fiscal 1997. During the first three months of fiscal 1998 the Company's inventory increased $1.2 million to $42.4 million. An increase of $2.7 million in finished goods and a $1.9 million decrease in work-in-process accounted for most of the change. The Company believes that the only long-term trend evident in the inventory buildup is the need to keep substantial inventory at strategic points around the world in order to respond rapidly to the service needs of its customers. A decrease in trade receivables of $3.8 million was offset by a decrease in accounts payable of $4.3 million. The Company expects future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

Investing activities consisted primarily of $4.6 million of property, plant and equipment acquisitions. Major additions included land purchased near Phoenix, AZ for the future home of Semy Engineering, however building plans are not firmly in place at this time. Financing activities included new net borrowings under the Company's $10.0 million revolving line of credit. As of December 31, 1997, the Company's principal sources of liquidity consisted of approximately $2.7 million of cash and cash equivalents, $4.0 million available under the Company's $10.0 million revolving line of credit, and $15.0 million under its long-term line of credit. The $15.0 million line of credit allows borrowings to be converted to long-term debt if the Company chooses to do so. Both credit facilities are with Seafirst Bank and bear interest at the bank's prime lending rate. The revolving line of credit expires on March 31, 1999 when all principal amounts owing are due. The long-term credit facility expires on December 31, 1999 with amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2004.

The Company believes that cash and cash equivalents, funds generated from operations, and borrowings under its line-of-credit agreements will be sufficient to meet the Company's planned capital requirements for the balance of the fiscal year. Total purchases of property, plant and equipment for fiscal 1998 are expected to be approximately $10.0 million including a facility improvement in England, but excluding any major facility expansion or addition in the United States. The Company has formulated preliminary facility expansion plans which can be triggered quickly should market conditions warrant. Any decision to implement a major facility expansion, to add an additional facility, or any significant increase in working capital needed to fund growth, could result in the Company effecting additional equity or debt financing to fund that growth. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect an additional equity or debt financing to fund such activities. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


LITIGATION

A class action lawsuit (Case No. DV-96-124A) was filed on February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the current stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

                                 SEMITOOL, INC.


                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

A class action lawsuit (Case No. DV-96-124A) was filed on February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the current stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
            (27) Financial Data Schedule for Form 10-Q dated December 31, 1997.


     (b)  Reports on Form 8-K:
            There were no reports on Form 8-K filed during the three months ended December 31, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SEMITOOL, INC.
                                   --------------
                                   (Registrant)




Date: February 11, 1998            By  /s/Larry A. Viano
                                       --------------------------------
                                         Larry A. Viano
                                         Controller and Treasurer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)