Form 10-Q
period 1998-03-31
SEMITOOL INC
filed 1998-05-14
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

           Title                               Outstanding as of May 7, 1998
       Common Stock                                         13,789,473

Part I.  Financial Information
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and September 30, 1997
                (Amounts in Thousands, Except for Share Amounts)

                                                                            March 31,       September 30,
                                         ASSETS                               1998              1997
                                                                        ----------------  ---------------
                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                                $     4,172      $     5,060
    Trade receivables, less allowance for doubtful
     accounts of $224 and $224                                                    35,365           40,896
    Inventories                                                                   41,661           41,124
    Prepaid expenses and other current assets                                      2,324            1,771
    Deferred income taxes                                                          5,902            5,902
                                                                        ----------------  ---------------
       Total current assets                                                       89,424           94,753
Property, plant and equipment, net                                                37,310           33,685
Intangibles, less accumulated amortization of $1,812 and $1,460                    2,946            2,142
Other assets, net                                                                  1,091            1,145
                                                                        ----------------  ---------------
       Total assets                                                          $   130,771      $   131,725
                                                                        ================  ===============


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                     $     5,000      $     4,000
    Accounts payable                                                              12,943           16,735
    Accrued commissions                                                            1,085            1,850
    Accrued warranty and installation                                              9,575            9,820
    Accrued payroll and related benefits                                           5,456            6,164
    Other accrued liabilities                                                        818            1,029
    Customer advances                                                              2,138            1,722
    Income taxes payable                                                           1,570            2,986
    Long-term debt, due within one year                                              479              393
    Payable to shareholder                                                            46                7
                                                                        ----------------  ---------------
       Total current liabilities                                                  39,110           44,706
Long-term debt, due after one year                                                 4,184            3,364
Deferred income taxes                                                              2,075            2,075
                                                                        ----------------  ---------------
       Total liabilities                                                          45,369           50,145
                                                                        ----------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                 --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,789,286 and 13,755,514 shares issued and outstanding                      40,908           40,590
    Retained earnings                                                             44,968           40,949
    Foreign currency translation adjustment                                         (474)              41
                                                                        ----------------  ---------------
       Total shareholders' equity                                                 85,402           81,580
                                                                        ----------------  ---------------
       Total liabilities and shareholders' equity                            $   130,771      $   131,725
                                                                        ================  ===============

        The accompanying notes are an integral part of the consolidated financial statements.

                                            SEMITOOL, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                      for the three and six months ended March 31, 1998 and 1997
                         (Amounts in Thousands, Except for Per Share Amounts)

                                                  Three Months Ended               Six Months Ended
                                                       March 31,                       March 31,
                                             ---------------------------      ---------------------------
                                                 1998            1997             1998            1997
                                             -----------     -----------      -----------     -----------
Net sales                                    $    45,241     $    45,227      $    92,243     $    87,735
Cost of sales                                     21,399          24,320           44,497          47,745
                                             -----------     -----------      -----------     -----------
Gross profit                                      23,842          20,907           47,746          39,990
                                             -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative           14,496          11,341           28,200          21,822
    Research and development                       6,896           5,315           13,023          10,303
                                             -----------     -----------      -----------     -----------
       Total operating expenses                   21,392          16,656           41,223          32,125
                                             -----------     -----------      -----------     -----------

Income from operations                             2,450           4,251            6,523           7,865
Other income (expense), net                         (204)            (17)            (143)            (72)
                                             -----------     -----------      -----------     -----------
Income before income taxes                         2,246           4,234            6,380           7,793
Provision for income taxes                           831           1,608            2,361           2,961
                                             -----------     -----------      -----------     -----------

Net income                                   $     1,415     $     2,626      $     4,019     $     4,832
                                             ===========     ===========      ===========     ===========

Earnings per share:
Basic                                        $      0.10     $      0.19      $      0.29     $      0.35
                                             ===========     ===========      ===========     ===========
Diluted                                      $      0.10     $      0.19      $      0.29     $      0.35
                                             ===========     ===========      ===========     ===========

Average common shares:
Basic                                             13,780          13,667           13,775          13,662
                                             ===========     ===========      ===========     ===========
Diluted                                           13,926          13,809           13,971          13,767
                                             ===========     ===========      ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                for the six months ended March 31, 1998 and 1997
                             (Amounts in Thousands)

                                                                             Six Months Ended
                                                                                 March 31,
                                                                     -----------------------------
                                                                         1998              1997
                                                                     -----------       -----------
Operating activities:
Net income                                                           $     4,019       $     4,832
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                          5,035             2,840
    Other                                                                     37                19
    Change in:
       Trade receivables                                                   4,709             3,054
       Inventories                                                        (2,074)           (9,776)
       Prepaid expenses and other current assets                            (553)              469
       Other assets                                                         (110)             (207)
       Accounts payable                                                   (3,375)            3,017
       Accrued commissions                                                  (765)             (918)
       Accrued warranty and installation                                    (245)            1,015
       Accrued payroll and related benefits                                 (708)              691
       Other accrued liabilities                                            (211)               66
       Customer advances                                                     416              (373)
       Income taxes payable                                               (1,416)             (837)
       Shareholder payable                                                    39               (16)
                                                                     -----------       -----------
          Net cash provided by operating activities                        4,798             3,876
                                                                     -----------       -----------

Investing activities:
    Purchases of property, plant and equipment                            (6,764)           (2,156)
    Increase in intangible assets                                         (1,172)             (351)
    Proceeds from sale of equipment                                           52                17
                                                                     -----------       -----------
          Net cash used in investing activities                           (7,884)           (2,490)
                                                                     -----------       -----------

Financing activities:
    Proceeds from exercise of stock options                                  318               115
    Borrowings under line of credit                                       44,975            17,865
    Repayments under line of credit                                      (43,975)          (17,865)
    Proceeds from long-term debt                                           1,100                11
    Repayments of long-term debt                                            (194)             (185)
                                                                     -----------       -----------
          Net cash provided by (used in) financing activities              2,224               (59)
                                                                     -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                 (26)               --
                                                                     -----------       -----------

Net increase (decrease) in cash and cash equivalents                        (888)            1,327
Cash and cash equivalents at beginning of period                           5,060             3,058
                                                                     -----------       -----------
Cash and cash equivalents at end of period                           $     4,172       $     4,385
                                                                     ===========       ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Semitool, Inc., (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1997 previously filed with the SEC on Form 10-K.

Financial information as of September 30, 1997 has been derived from the audited financial statements of the Company. In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company and subsidiaries and the consolidated results of their operations and their cash flows. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) NO. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the form of the presentation of the Company's financial statements has not yet been determined.


Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation.

Note 3.  Inventories

Inventories are summarized as follows (in thousands):


                                       March 31, 1998         September 30, 1997
                                       --------------         ------------------

     Parts and raw materials              $    22,618                $    22,028
     Work-in-process                           14,989                     14,869
     Finished goods                             4,054                      4,227
                                       --------------         ------------------
                                          $    41,661                $    41,124
                                       ==============         ==================


During the six months ended March 31, 1998 and 1997, $1,486,000 and $1,128,000, respectively, of finished goods inventory was transferred to property, plant and equipment.

Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                         Three Months Ended               Six Months Ended
                              March 31,                       March 31,
                   ---------------------------       --------------------------
                       1998           1997              1998            1997
                   -----------     -----------       -----------    -----------

     Federal       $       673     $     1,381       $     2,295    $     2,452
     State                  83             196               278            288
     Foreign                75              31              (212)           221
                   -----------     -----------       -----------    -----------
     Total         $       831     $     1,608       $     2,361    $     2,961
                   ===========     ===========       ===========    ===========

Note 5.   Contingency

A class action lawsuit (Case No. DV-96-124A) was filed on February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and is contesting the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the current stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                            Three Months Ended              Six Months Ended
                                                                March 31,                       March 31,
                                                        --------------------------     --------------------------
                                                            1998           1997            1998           1997
                                                        -----------     ----------     -----------    -----------
     Numerator:
       Net income for basic and diluted earnings
         per share                                      $     1,415     $    2,626     $     4,019    $     4,832
                                                        ===========     ==========     ===========    ===========

     Denominator:
       Average common shares used for basic
         earnings per share                                  13,780         13,667          13,775         13,662
       Effect of diluted securities:
         Stock options                                          146            142             196            105
                                                        -----------     ----------     -----------    -----------
     Denominator for diluted earnings per share              13,926         13,809          13,971         13,767
                                                        ===========     ==========     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Forward looking statements include: the Company's statement in Part I, Item 2 under the heading "Liquidity and Capital Resources" regarding its belief that cash and cash equivelents, funds generated from operations, and borrowings under the Company's line of credit agreements will be sufficient to meet the Company's planned requirements for the balance of the fiscal year. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEAR 1998 COMPARED WITH SECOND QUARTER OF FISCAL YEAR 1997

Net Sales. Net sales consist of revenues from sales of equipment, including associated spare parts and service contracts, and software products. Net sales were $45.2 million in the second quarter of fiscal year 1998 essentially even with sales for the same period in fiscal year 1997. Sales of vertical thermal processors, spare parts, single wafer processors, including electrochemical deposition tools, and software were higher in the current quarter but that increase was offset by lower shipments of batch wet processing tools.

Gross Profit. Gross profit margin was 52.7% of net sales in the second quarter of fiscal year 1998 compared to 46.2% of net sales for the same period in fiscal year 1997. Lower warranty and manufacturing costs were the primary factors in this increase. The Company's gross profit margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative expenses were $14.5 million or 32.0% of net sales in the second quarter of fiscal year 1998 compared to $11.3 million or 25.1% of net sales for the same period in fiscal year 1997. The increase in selling, general and administrative expense is primarily attributable to the larger infrastructure put in place to support the Asian and domestic markets, and the growing installed base of a broader range of equipment. A substantial portion of the Company's selling, general and administrative expenses are fixed in the short term and as such may fluctuate as a percentage of net sales from period to period.

Research and Development. Research and development expenses consist of salaries, project materials, laboratory costs, professional fees, and other costs associated with the Company's research and development efforts. Research and development expense was $6.9 million or 15.2% of net sales in the second quarter of fiscal year 1998 compared to $5.3 million or 11.8% of net sales in the same period in fiscal year 1997. The Company's development efforts associated with its electrochemical deposition tool and software products for fab equipment data collection, analysis and control accounted for most of the increase.

The Company is committed to technology leadership in the semiconductor equipment industry and expects to continue to fund research and development with a multiyear perspective. The Company's research and development expenses have fluctuated from quarter to quarter in the past and this fluctuation is expected to continue in the future, both in the absolute dollar amount and as a percentage of net sales.

Other Income (Expense), Net. Other income (expense), net was a net expense of $204,000 in the second quarter of fiscal year 1998 compared to a net expense of $17,000 for the same period in fiscal year 1997. Interest expense is the largest contributor to the increase and interest expense exceeded interest income in both periods.

Provision for Income Taxes. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates.

Orders Backlog. The Company includes in its orders backlog those customer orders for which it has received purchase orders or purchase order numbers and shipment is scheduled within the next twelve months. Orders backlog was approximately $63.2 million at March 31, 1998 compared to approximately $81.7 million at March 31, 1997 and $63.8 million at the beginning of the current fiscal year.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's orders backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

SIX MONTHS OF FISCAL YEAR 1998 COMPARED WITH SIX MONTHS OF FISCAL YEAR 1997

Net Sales. Net sales increased 5.1% to $92.2 million in the first half of fiscal year 1998 from $87.7 million for the same period in fiscal year 1997. Increased shipments of vertical thermal processors, spare parts, single wafer processors, including electrochemical deposition tools, and software products were partially offset by decreases in shipments of batch wet processing tools.

Gross Profit. Gross profit margin was 51.8% of net sales in the first half of fiscal year 1998 compared to 45.6% of net sales for the same period in fiscal year 1997. Reduced manufacturing costs, lower warranty costs in the second quarter and performance based incentives earned in the first quarter were the most significant factors in the increase in gross profit margin. The Company's gross profit margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative expenses were $28.2 million or 30.6% of net sales in the first half of fiscal year 1998 compared to $21.8 million or 24.9% of net sales for the same period in fiscal year 1997. The 5.7% increase in selling, general and administrative expenses relative to net sales consists primarily of a 4.7% increase in sales and service expenses due to the larger infrastructure put in place to support both the Asian and domestic markets, and the larger installed base of a broader range of equipment.

Research and Development. Research and development expense was $13.0 million or 14.1% of net sales in the first half of fiscal year 1998 compared to $10.3 million or 11.7% of net sales for the same period in fiscal year 1997. The increase in spending on research and development for the first six months of the current fiscal year was primarily associated with the Company's electrochemical deposition tool development and the development of software products by Semy Engineering, Inc., a wholly-owned subsidiary of the Company.

Other Income (Expense), Net. Other income (expense), net was a net expense of $143,000 in the first half of fiscal year 1998 compared to a net expense of $72,000 for the same period in fiscal year 1997. Interest expense exceeded interest income in the first half of fiscal year 1998 and accounted for the majority of the change.

Provision for Income Taxes. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates. The effective income tax rate for the first half of fiscal year 1998 was 37% compared to 38% for the comparable period in fiscal year 1997.

Year 2000 Software System Status. The Company has conducted a preliminary review of its software systems for year 2000 compliance. This includes software used by the Company and the software developed by the Company that is incorporated in the tools that it sells to customers. The tests completed to date show that most of the Company's software is year 2000 compliant and will operate as is, or with minor modifications. The Company will continue to test its software, but does not anticipate major year 2000 compliance problems at this time. There can be no assurance, however, that the Company will not experience unanticipated year 2000 compliance difficulties that could have a material negative impact on the Company's operations.

Recently Issued Accounting Standards. Recently issued accounting standards include Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," issued by the Financial Accounting Standards Board (FASB) in February 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997. SFAS No. 128 was first effective for the Company for its interim period ended December 31, 1997. Basic and diluted earnings per share pursuant to the requirements of SFAS No. 128 are presented on the face of the income statement and in the notes to the financial statements. Descriptions of SFAS No. 130 and SFAS No. 131 are included in the notes to the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $4.8 million during the first six months of fiscal year 1998, compared to $3.9 million provided in the same period in fiscal year 1997. Inventories rose slightly to $41.7 million during the first six months of fiscal year 1998 from $41.1 million at September 30, 1997. During the same period, trade receivables decreased $4.7 million, net of foreign currency translation effects, mainly due to the timing of collections. The Company expects future working capital components to fluctuate based on net sales and the manufacturing cycle time of the specific equipment types being produced.

Investing activities consisted primarily of $6.8 million of property, plant and equipment acquisitions, and $1.0 million for internally developed software products included in intangible assets. The expenditures for property, plant and equipment included the purchase of land to be used as a site for an office building for Semy Engineering, Inc., a wholly-owned subsidiary, which markets software products for semiconductor fab automation, and a manufacturing facility for Rhetech, Inc., a wholly-owned subsidiary, which refurbishes and markets used semiconductor equipment. New financing in the amount of $1.1 million was obtained for the Rhetech facility purchase. The financing included a $540,000, ten year loan with monthly pricipal and interest payments, a fixed interest rate of 7.50% for seven years, and a variable interest rate of one percentage point above the lender's then current prime rate for the remaining three years. A $560,000 bridge loan was provided by the same lender with a maturity date of September 3, 1998 and it is expected to be repaid from the proceeds of an industrial development association loan. Financing activity under the Company's revolving line of credit resulted in new net borrowings of $1.0 million, and borrowings of $5.0 million were outstanding under this credit facility at March 31, 1998.

As of March 31, 1998, the Company's principal sources of liquidity consisted of approximately $4.2 million of cash and cash equivalents, $5.0 million available under the Company's $10.0 million revolving line of credit, and $15.0 million under its long-term credit facility. The revolving line of credit facility expires on March 31, 1999, when all principal amounts owing are due. The long-term credit facility expires on December 31, 1999, with amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2004.

The Company believes that cash and cash equivalents, funds generated from operations, and borrowings under its line of credit agreements will be sufficient to meet the Company's planned capital requirements for the balance of the fiscal year. Total purchases of property, plant and equipment for fiscal year 1998 are expected to be approximately $13.0 million excluding any major facility expansion. The Company has plans to build an office building for its software business but has not determined when, or if, that project will move forward. Additionally, the Company has formulated preliminary expansion plans for other areas of its business which can be triggered quickly. Any decision to implement a major facility expansion, to add an additional facility, to invest in or acquire complementary businesses, products, or technology, or any significant increase in working capital to fund such growth could result in the Company effecting additional equity or debt financing. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


LITIGATION

A class action lawsuit (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and is contesting the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the current stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

                                 SEMITOOL, INC.


                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

A class action lawsuit (Case No. DV-96-124A) was filed February 26, 1996, in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana against the Company and certain of its officers and directors. The complaint includes allegations that the Company issued misleading statements concerning its business and prospects. The suit seeks injunctive relief, damages, costs and other relief as the court may find appropriate. The Company believes the lawsuit to be without merit and is contesting the action vigorously. However, given the inherent uncertainty of litigation, insurance issues, and the current stage of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of  Security Holders

At the Company's Annual Meeting of Shareholders held on February 9, 1998, the following proposals were adopted:

1. To elect six directors of the Company to serve until the 1999 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

                                              Votes                 Votes
                                                For               Withheld
                                            -----------           --------
         Raymon F. Thompson                  8,480,438             42,677
         Howard E. Bateman                   8,479,988             43,127
         Richard A. Dasen                    8,479,988             43,127
         Daniel J. Eigeman                   8,479,988             42,627
         John F. Osborne                     8,480,588             42,527
         Calvin S. Robinson                  8,476,738             46,377


2. To ratify and approve an amendment to the Amended and Restated Semitool, Inc. 1994 Stock Option Plan, as amended to increase the number of shares of Common Stock available for issuance thereunder by 200,000 shares from 1,100,000 shares to 1,300,000 shares.

             For                     Against                   Abstain
          ---------                  -------                   -------
          8,355,508                  146,429                   21,178


3. To ratify the appointment of Coopers & Lybrand L.L.P. independent auditors for the Company for the fiscal year ending September 30, 1998.

             For                     Against                   Abstain
          ---------                  -------                   -------
          8,494,468                  15,244                    13,403

Item 5.  Other Information

Timothy C. Dodkin, Senior Vice President, was appointed to the Board of Direc-tors of Semitool, Inc. in February 1998, to serve until the 1999 Annual Meeting of Shareholders. Mr. Dodkin joined the Company in 1985 and served as the Com-pany's European Sales Manager from 1985 to 1986. Since 1986, Mr. Dodkin has served as Managing Director of Semitool Europe, Ltd. Prior to joining the Com-pany, Mr. Dodkin worked at Cambridge Instruments, Ltd., a semiconductor equipment manufacturer, for ten years in national and international sales.

William A. Freeman was appointed Vice President, Finance and Chief Financial Officer on April 22, 1998. Prior to joining Semitool and since 1995, Mr. Freeman was a management consultant providing finance and general management services to private companies. Before that, he was President of Zurn Industries, Inc., a diversified manufacturing, engineering, and construction company. In his twenty-two years at Zurn, Mr. Freeman served in division management positions before his appointment as Senior Vice President and Chief Financial Officer in 1986, and President in 1991. Mr. Freeman is a certified public accountant and has a bachelor's degree from Pittsburg State University, Pittsburg, Kansas. He also serves on the Board of NPC International, Inc., a Nasdaq-listed company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
         (3.5)     Amended By-Laws of Semitool, Inc.

         (10.21)   Promissory Note, dated March 26, 1998 between Rhetech, Inc.
                   and CoreStates Bank, N.A.
         (10.22)   Mortgage, Assignment of Leases and Security Agreement, dated
                   March 26, 1998 between Rhetech Inc. and CoreStates Bank, N.A.
         (10.23)   Promissory Note, dated March 26, 1998 between Rhetech, Inc.
                   and CoreStates Bank, N.A.
         (10.24)   Mortgage, Assignment of Leases and Security Agreement, dated
                   March 26, 1998 between Rhetech, Inc.and CoreStates Bank, N.A.
         (10.25)   Employment Agreement between William A. Freeman and
                   Semitool, Inc. dated February 20, 1998.
         (27.1)    Financial Data Schedule for Form 10-Q dated March 31, 1998.
         (27.2)    Restated Financial Data Schedule.
         (99.2)    Amended and Restated Semitool, Inc. 1994 Stock Option Plan.

(b) Reports on Form 8-K:
         There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SEMITOOL, INC.
                                             (Registrant)




Date: May 13, 1998                          By   /s/Larry Viano
                                                 -------------------------------
                                                 Larry A. Viano
                                                 Controller, Treasurer and
                                                 Chief Accounting Officer






Date: May 13, 1998                          By   /s/W. A. Freeman
                                                 -------------------------------
                                                 William A. Freeman
                                                 Vice President, Finance
                                                 and Chief Financial Officer