Form 10-Q
period 1998-06-30
SEMITOOL INC
filed 1998-08-12
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           Title                                Outstanding as of August 5, 1998
       Common Stock                                          13,792,023

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and September 30, 1997
                (Amounts in Thousands, Except for Share Amounts)


                                                                               June 30,        September 30,
                                    ASSETS                                       1998              1997
                                                                           ----------------  ---------------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $     5,087      $     5,060
    Trade receivables, less allowance for doubtful
     accounts of $251 and $224                                                       36,303           40,896
    Inventories                                                                      42,054           41,124
    Prepaid expenses and other current assets                                         2,232            1,771
    Deferred income taxes                                                             5,902            5,902
                                                                           ----------------  ---------------
       Total current assets                                                          91,578           94,753
Property, plant and equipment, net                                                   36,209           33,685
Intangibles, less accumulated amortization of $2,149 and $1,460                       3,499            2,142
Other assets, net                                                                     1,115            1,145
                                                                           ----------------  ---------------
       Total assets                                                             $   132,401      $   131,725
                                                                           ================  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                        $     4,000      $     4,000
    Accounts payable                                                                 10,657           16,735
    Accrued commissions                                                               1,705            1,850
    Accrued warranty and installation                                                11,462            9,820
    Accrued payroll and related benefits                                              5,978            6,164
    Other accrued liabilities                                                         1,631            1,029
    Customer advances                                                                 2,697            1,722
    Income taxes payable                                                                766            2,986
    Long-term debt, due within one year                                                 605              393
    Payable to shareholder                                                                6                7
                                                                           ----------------  ---------------
       Total current liabilities                                                     39,507           44,706
Long-term debt, due after one year                                                    3,951            3,364
Deferred income taxes                                                                 2,075            2,075
                                                                           ----------------  ---------------
       Total liabilities                                                             45,533           50,145
                                                                           ----------------  ---------------

Contingencies (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                    --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,791,423 and 13,755,514 shares issued and outstanding                         41,242           40,590
    Retained earnings                                                                46,457           40,949
    Foreign currency translation adjustment                                            (831)              41
                                                                           ----------------  ---------------
       Total shareholders' equity                                                    86,868           81,580
                                                                           ----------------  ---------------
       Total liabilities and shareholders' equity                               $   132,401      $   131,725
                                                                           ================  ===============

        The accompanying  notes are an integral part of the consolidated  financial statements.

                                            SEMITOOL, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                      for the three and nine months ended June 30, 1998 and 1997
                        (Amounts in  Thousands,  Except for Per Share Amounts)

                                                    Three Months Ended               Nine Months Ended
                                                         June 30,                        June 30,
                                               ---------------------------      ---------------------------
                                                   1998           1997              1998           1997
                                               -----------     -----------      -----------     -----------
Net sales                                      $    46,572     $    49,480      $   138,815     $   137,215
Cost of sales                                       22,463          26,319           66,960          74,064
                                               -----------     -----------      -----------     -----------
Gross profit                                        24,109          23,161           71,855          63,151
                                               -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative             15,181          12,677           43,381          34,499
    Research and development                         6,313           5,154           19,336          15,457
                                               -----------     -----------      -----------     -----------
       Total operating expenses                     21,494          17,831           62,717          49,956
                                               -----------     -----------      -----------     -----------

Income from operations                               2,615           5,330            9,138          13,195
Other income (expense), net                           (252)            (56)            (395)           (128)
                                               -----------     -----------      -----------     -----------
Income before income taxes                           2,363           5,274            8,743          13,067
Provision for income taxes                             874           2,004            3,235           4,965
                                               -----------     -----------      -----------     -----------

Net income                                     $     1,489     $     3,270      $     5,508     $     8,102
                                               ===========     ===========      ===========     ===========

Earnings per share:
Basic                                          $      0.11     $      0.24      $      0.40     $      0.59
                                               ===========     ===========      ===========     ===========
Diluted                                        $      0.11     $      0.24      $      0.40     $      0.59
                                               ===========     ===========      ===========     ===========

Average common shares:
Basic                                               13,790          13,669           13,780          13,665
                                               ===========     ===========      ===========     ===========
Diluted                                             13,874          13,791           13,944          13,775
                                               ===========     ===========      ===========     ===========

     The accompanying  notes are an integral part of the consolidated  financial statements.

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                for the nine months ended June 30, 1998 and 1997
                             (Amounts in Thousands)

                                                                               Nine Months Ended
                                                                                   June 30,
                                                                         -----------------------------
                                                                             1998              1997
                                                                         -----------       -----------
Operating activities:
Net income                                                               $     5,508       $     8,102
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                              7,778             4,272
    Other                                                                        120                (2)
    Change in:
       Trade receivables                                                       3,305             4,962
       Inventories                                                            (3,032)          (14,219)
       Prepaid expenses and other current assets                                (462)              732
       Other assets                                                             (214)             (279)
       Accounts payable                                                       (5,515)           (2,715)
       Accrued commissions                                                      (145)             (176)
       Accrued warranty and installation                                       1,642             1,521
       Accrued payroll and related benefits                                     (186)              928
       Other accrued liabilities                                                 602                67
       Customer advances                                                         977            (1,516)
       Income taxes payable                                                   (1,904)              215
       Shareholder payable                                                        (1)              (28)
                                                                         -----------       -----------
          Net cash provided by operating activities                            8,473             1,864
                                                                         -----------       -----------

Investing activities:
    Purchases of property, plant and equipment                                (7,537)           (4,600)
    Increase in intangible assets                                             (2,061)             (552)
    Proceeds from sale of equipment                                               52                45
                                                                         -----------       -----------
          Net cash used in investing activities                               (9,546)           (5,107)
                                                                         -----------       -----------

Financing activities:
    Proceeds from exercise of stock options                                      336               122
    Borrowings under line of credit                                           62,420            44,155
    Repayments under line of credit                                          (62,420)          (39,155)
    Proceeds from long-term debt                                               1,100               128
    Repayments of long-term debt                                                (301)             (281)
                                                                         -----------       -----------
          Net cash provided by financing activities                            1,135             4,969
                                                                         -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                     (35)               --
                                                                         -----------       -----------

Net increase in cash and cash equivalents                                         27             1,726
Cash and cash equivalents at beginning of period                               5,060             3,058
                                                                         -----------       -----------
Cash and cash equivalents at end of period                               $     5,087       $     4,784
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

Financial information as of September 30, 1997 has been derived from the audited financial statements of the Company. In the opinion of management, the accompanying unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company and subsidiaries and the consolidated results of their operations and their cash flows. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for the Company in fiscal 2000 and the timing and effect of adoption has not yet been determined.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 is effective for the Company in fiscal 2000 and the timing and effect of adoption has not yet been determined.


Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation.

Note 3.  Inventories

Inventories are summarized as follows (in thousands):


                                     June 30, 1998            September 30, 1997
                                  ------------------          ------------------

   Parts and raw materials               $    23,226                 $    22,028
   Work-in-process                            13,140                      14,869
   Finished goods                              5,688                       4,227
                                  ------------------          ------------------
                                         $    42,054                 $    41,124
                                  ==================          ==================


During the nine months ended June 30, 1998 and 1997, $2,033,000 and $1,417,000, respectively, of finished goods inventory was transferred to property, plant and equipment.


Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                       Three Months Ended                 Nine Months Ended
                            June 30,                          June 30,
                 ---------------------------         --------------------------
                     1998           1997                1998            1997
                 -----------     -----------         -----------    -----------

   Federal       $       505     $     2,209         $     2,799    $     4,661
   State                  61             260                 341            548
   Foreign               308            (465)                 95           (244)
                 -----------     -----------         -----------    -----------
   Total         $       874     $     2,004         $     3,235    $     4,965
                 ===========     ===========         ===========    ===========


Note 5.   Contingencies

On July 17, 1998 an agreement to settle was reached in a Montana securities class action (Case No. DV-96-124A) filed in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana. A Stipulation of Settlement will be presented to the District Court for its preliminary approval on August 25, 1998. In connection with the settlement, the plaintiff class has also agreed to dismiss with prejudice their alleged claims against the Company and its Chairman, Raymon F. Thompson. Insurance policies will fully fund the class action settlement. The settlement is conditioned upon the District Court's approval and a judgment settling all claims becoming final. Reference is made to the Company's Form 10-K for the year ended September 30, 1997 for a more complete history of this litigation.

The Company is from time to time named as a defendant in legal matters arising out of the ordinary course of its business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or the overall trend in its results of operations, although an adverse result in any one of these matters could, in the fiscal period in which such matter was resolved, have a material adverse effect on the Company's reported results of operations in that fiscal period.


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


The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                          Three Months Ended              Nine Months Ended
                                                               June 30,                       June 30,
                                                      --------------------------     --------------------------
                                                          1998           1997           1998            1997
                                                      -----------     ----------     -----------    -----------
     Numerator:
       Net income for basic and diluted earnings
         per share                                    $     1,489     $    3,270     $     5,508    $     8,102
                                                      ===========     ==========     ===========    ===========

     Denominator:
       Average common shares used for basic
         earnings per share                                13,790         13,669          13,780         13,665
       Effect of diluted securities:
         Stock options                                         84            122             164            110
                                                      -----------     ----------     -----------    -----------
     Denominator for diluted earnings per share            13,874         13,791          13,944         13,775
                                                      ===========     ==========     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Forward looking statements include: the Company's statements in Part I, Item 2 under the headings (a) "Results of Operations"  regarding the Company's  expectations that
(i) it will continue to fund research and development with a multiyear perspective, (ii) research and development expenses to fluctuate from quarter to quarter, and (iii) new order rates will be lower, (b) "Nine Months of Fiscal year 1998 Compared with Nine Months of Fiscal Year 1997" regarding (i) the Company's anticipation that its income tax rate will be 37% for the remainder of fiscal 1998, (ii) the Company anticipation that it will not have major year 2000 compliance problems, and (iii) the Company expectation that year 2000 compliance costs will not significantly exceed normal information technology department costs, and (c) "Liquidity and Capital Resources" regarding (i) its belief that cash and cash equivalents, funds generated from operations, and borrowings under the Company's line of credit agreements will be sufficient to meet the Company's planned requirements for the balance of the fiscal year, and (ii) that the
Company expects total purchases of property, plant and equipment to be approximately $13.0 million for fiscal 1998. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, anticipated growth opportunities in the copper and metal plating market segments, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.


RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 1998 COMPARED WITH THIRD QUARTER OF
FISCAL YEAR 1997

Net Sales. Net sales consist of revenues from sales of equipment, including associated spare parts and service contracts, and software products. Net sales were $46.6 million in the third quarter of fiscal year 1998 compared with net sales of $49.5 million for the same period in fiscal year 1997. Sales of single wafer processors, including electrochemical deposition tools, parts and service, and software were higher in the current quarter but that increase was offset by lower shipments of batch wet processing tools and vertical thermal processors.

Gross Profit. Gross profit margin was 51.8% of net sales in the third quarter of fiscal year 1998 compared to 46.8% of net sales for the same period in fiscal year 1997. Lower manufacturing costs and changes in sales mix, were the primary factors in this increase. The Company's gross profit margin has been, and will continue to be, affected by a variety of factors, including an increase or decrease in operating levels or sales volume, the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative expenses were $15.2 million or 32.6% of net sales in the third quarter of fiscal year 1998 compared to $12.7 million or 25.6% of net sales for the same period in fiscal year 1997. The increase in selling, general and administrative expense is primarily attributable to the larger infrastructure put in place to support the Asian and domestic markets, and the growing installed base of a broader range of equipment. A substantial portion of the Company's selling, general and administrative expenses are fixed in the short term and as such may fluctuate as a percentage of net sales from period to period.

Research and Development. Research and development expenses consist of salaries, project materials, laboratory costs, professional fees, and other costs associated with the Company's research and development efforts. Research and development expense was $6.3 million or 13.6% of net sales in the third quarter of fiscal year 1998 compared to $5.2 million or 10.4% of net sales in the same period in fiscal year 1997. The Company's development efforts associated with its electrochemical deposition tool and software products for fab equipment data collection, analysis, and control accounted for most of the increase.

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

Other Income (Expense), Net. Other income (expense), net was a net expense of $252,000 in the third quarter of fiscal year 1998 compared to a net expense of $56,000 for the same period in fiscal year 1997. A write-off of leasehold improvements associated with a canceled lease was the largest contributor to the increase. Interest expense exceeded interest income in both periods.

Provision for Income Taxes. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates.

Orders Backlog. The Company includes in its orders backlog those customer orders for which it has received purchase orders or purchase order numbers and shipment is scheduled within the next twelve months. Orders backlog was approximately $53.2 million at June 30, 1998 compared to approximately $77.6 million at June 30, 1997 and $63.8 million at the beginning of the current fiscal year. The decline in orders backlog reflects a slowing orders rate and order cancellations. The difficult economic conditions in Asia and weak DRAM prices caused by excess capacity have resulted in major capital spending reductions across the semiconductor industry further resulting in a declining new orders rate for the semiconductor capital equipment industry. Until this market begins to recover, the Company anticipates its new order rates will be lower.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's orders backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

NINE MONTHS OF FISCAL YEAR 1998 COMPARED WITH NINE MONTHS OF FISCAL YEAR 1997

Net Sales. Net sales increased 1.2% to $138.8 million in the first nine months of fiscal year 1998 from $137.2 million for the same period in fiscal year 1997. Increased shipments of single wafer processors, including electrochemical deposition tools, spare parts and software products were partially offset by decreases in shipments of batch wet processing tools.

Gross Profit. Gross profit margin was 51.8% of net sales in the first nine months of fiscal year 1998 compared to 46.0% of net sales for the same period in fiscal year 1997. Reduced manufacturing costs, changes in sales mix, and first quarter performance based incentives were the most significant factors in the increase in gross profit margin. The Company's gross profit margin has been, and will continue to be, affected by a variety of factors, including an increase or decrease in operating levels and sales volume, the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative expenses were $43.4 million or 31.3% of net sales in the first nine months of fiscal year 1998 compared to $34.5 million or 25.1% of net sales for the same period in fiscal year 1997. The 6.2% increase in selling, general and administrative expenses relative to net sales consists primarily of a 5.2% increase in sales and service expenses due to the larger infrastructure put in place to support both the Asian and domestic markets, and the larger installed base of a broader range of equipment.

Research and Development. Research and development expense was $19.3 million or 13.9% of net sales in the first nine months of fiscal year 1998 compared to $15.5 million or 11.3% of net sales for the same period in fiscal year 1997. The Company's development efforts associated with its electrochemical deposition tool and software products for fab equipment data collection, analysis and control accounted for most of the increase.

Other Income (Expense), Net. Other income (expense), net was a net expense of $395,000 in the first nine months of fiscal year 1998 compared to a net expense of $128,000 for the same period in fiscal year 1997. A write-off of leasehold improvements associated with a canceled lease and greater interest expense accounts for the majority of the change. Interest expense exceeded interest income in the first nine months of fiscal year 1998.

Provision for Income Taxes. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates. The effective income tax rate for the first nine months of fiscal year 1998 was 37% compared to 38% for the comparable period in fiscal year 1997. The Company anticipates its effective income tax rate will be 37% for the remainder of fiscal 1998.

Year 2000 Software System Status. The Company has conducted a preliminary review of its software systems for year 2000 compliance. This includes software used by the Company and the software developed by the Company and incorporated in its products. The tests completed to date show that most of the Company's software is year 2000 compliant and will operate as is, or with minor modifications. The Company will continue to test its software, but does not anticipate major year 2000 compliance problems at this time. Cost of year 2000 compliance is not expected to significantly increase the Company's Information Technology costs. A contingency plan is being developed but there can be no assurance that the Company will not experience unanticipated year 2000 compliance difficulties that could have a material negative impact on the Company's operations.

Recently Issued Accounting Standards. Recently issued accounting standards include Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," issued by the Financial Accounting Standards Board (FASB) in February 1997, SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997. Also, Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the AICPA in March 1998 and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued by FASB in June 1998. SFAS No. 128 was first effective for the Company for its interim period ended December 31, 1997. Basic and diluted earnings per share pursuant to the requirements of SFAS No. 128 are presented on the face of the income statement and in the notes to the financial statements. Descriptions of SFAS No. 130, SFAS No. 131, SOP 98-1 and SFAS 133 are included in the notes to the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.5 million during the first nine months of fiscal year 1998 due primarily to net income of $5.5 million, non-cash depreciation and amortization charges of $7.8 million, a $3.3 million decrease in accounts receivable and a $1.9 million increase in accrued expenses. These increases were partially offset by a $5.5 million decline in accounts payable, a $1.0 million increase in inventories combined with a transfer of $2.0 million of finished goods inventory to property, plant and equipment, and a $1.9 million reduction in income taxes payable. The accounts receivable decrease was mainly due to the timing of collections while the accounts payable decline was primarily because of lower operating levels. The Company expects future operating assets and liabilities to fluctuate based on changes in net sales, net income, and the manufacturing cycle time of the specific equipment types being produced.

Investing activities consisted primarily of $7.5 million of property, plant and equipment acquisitions, and $1.7 million for internally developed software products included in intangible assets. The expenditures for property, plant and equipment included the purchase of land to be used as a site for an office building for Semy Engineering, Inc., a wholly-owned subsidiary, which markets software products for semiconductor fab automation, and a manufacturing facility for Rhetech, Inc., a wholly-owned subsidiary, which refurbishes and markets used semiconductor equipment. New financing in the amount of $1.1 million was obtained for the Rhetech facility purchase. The financing included a $540,000, ten year loan with monthly pricipal and interest payments, a fixed interest rate of 7.50% for seven years, and a variable interest rate of one percentage point above the lender's then current prime rate for the remaining three years. A $560,000 bridge loan was provided by the same lender with a maturity date of September 3, 1998 and it is expected to be repaid from the proceeds of an industrial development association loan. Financing activity under the Company's $10.0 million revolving line of credit resulted in no new net borrowings, and borrowings of $4.0 million were outstanding under this credit facility at June 30, 1998.

As of June 30, 1998, the Company's principal sources of liquidity consisted of approximately $5.1 million of cash and cash equivalents, $6.0 million available under the Company's $10.0 million revolving line of credit, and $15.0 million under its long-term credit facility. The revolving line of credit facility expires on March 31, 1999, when all principal amounts owing are due. The long-term credit facility expires on December 31, 1999, with amounts outstanding repayable in monthly principal and interest payments over a five-year period ending December 2004.

The Company believes that cash and cash equivalents, funds generated from operations, and borrowings under its credit agreements will be sufficient to meet the Company's planned capital requirements for the balance of the fiscal year. Total purchases of property, plant and equipment for fiscal year 1998 are expected to be approximately $13.0 million. The Company has formulated preliminary expansion plans for certain areas of its business which can be triggered quickly. Any decision to implement a major facility expansion, to add an additional facility, to invest in or acquire complementary businesses, products, or technology, or any significant increase in working capital to fund such growth could result in the Company effecting additional equity or debt financing. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


LITIGATION

On July 17, 1998 an agreement to settle was reached in a Montana securities class action (Case No. DV-96-124A) filed in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana. A Stipulation of Settlement will be presented to the District Court for its preliminary approval on August 25, 1998. In connection with the settlement, the plaintiff class has also agreed to dismiss with prejudice their alleged claims against the Company and its Chairman, Raymon F. Thompson. Insurance policies will fully fund the class action settlement. The settlement is conditioned upon the District Court's approval and a judgment settling all claims becoming final. Reference is made to the Company's Form 10-K for the year ended September 30, 1997 for a more complete history of this litigation.

The Company is from time to time named as a defendant in legal matters arising out of the ordinary course of its business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or the overall trend in its results of operations, although an adverse result in any one of these matters could, in the fiscal period in which such matter was resolved, have a material adverse effect on the Company's reported results of operations in that fiscal period.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

On July 17, 1998 an agreement to settle was reached in a Montana securities class action (Case No. DV-96-124A) filed in the Montana Eleventh Judicial District Court, Flathead County, Kalispell, Montana. A Stipulation of Settlement will be presented to the District Court for its preliminary approval on August 25, 1998. In connection with the settlement, the plaintiff class has also agreed to dismiss with prejudice their alleged claims against the Company and its Chairman, Raymon F. Thompson. Insurance policies will fully fund the class action settlement. The settlement is conditioned upon the District Court's approval and a judgment settling all claims becoming final. Reference is made to the Company's Form 10-K for the year ended September 30, 1997 for a more complete history of this litigation.

The Company is from time to time named as a defendant in legal matters arising out of the ordinary course of its business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or the overall trend in its results of operations, although an adverse result in any one of these matters could, in the fiscal period in which such matter was resolved, have a material adverse effect on the Company's reported results of operations in that fiscal period.


Item 5.  Other Information

Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after December 8, 1998.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit No.              Description
         -----------              -----------

         3.6          Amended By-Laws of Semitool, Inc.
         27           Financial Data Schedule for Form 10-Q dated June 30, 1998.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SEMITOOL, INC.
                                    --------------
                                     (Registrant)





Date: August 11, 1998               By   /s/ Larry Viano
                                         ---------------------------------------
                                         Larry A. Viano
                                         Controller, Treasurer and
                                         Chief Accounting Officer






Date: August 11, 1998               By   /s/ W. A. Freeman
                                         ---------------------------------------
                                         William A. Freeman
                                         Vice President, Finance
                                         and Chief Financial Officer