Form 10-K
period 1998-09-30
SEMITOOL INC
filed 1998-12-28
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the Transition Period From ___ to ___

                         Commission File Number 0-25424

                                 SEMITOOL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Montana                                   81-0384392
-------------------------------                  --------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on December 14, 1998 (based on the last reported sale price on the Nasdaq National Market as of such date) was $40,558,452.

The number of shares of the registrant's Common Stock, no par value, outstanding as of December 14, 1998 was 13,792,023.


                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's definitive proxy statement for its annual meeting of shareholders to be held February 9, 1999.

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

THE COMPANY

Semitool, Inc. ("Semitool" or the "Company"), a Montana corporation organized in 1979, designs, manufactures, markets and services equipment and factory monitoring and control automation systems used in the fabrication of semiconductors. In February 1996, the Company acquired Semy Engineering, Inc., a manufacturer of factory automation monitoring and control systems (fab supervisory systems) for semiconductor fabrication facilities (fab). The Company's products include batch and single substrate surface preparation and cleaning equipment, electrochemical deposition (ECD) equipment, thermal processing equipment, and fab supervisory software systems. The process steps performed by the Company's products occur repeatedly throughout the semiconductor  fabrication  cycle,  and  constitute  an  integral  part  of  the manufacturing process for virtually every semiconductor produced today. The Company's products are also used to manufacture materials and devices fabricated with similar processes, including thin film heads used for disk drives, flat panel displays, multichip modules, ink jet print heads, compact disc masters, solder bumping for advanced device packaging, high speed gallium arsenide communication devices, micro electromechanical systems (MEMS), and hard disk media. The Company's products are designed to provide improved yields through higher process uniformity and reduced contamination, increased throughput through advanced processes which reduce cycle times, and lower direct costs through reduced consumables usage and smaller footprints, thereby providing lower overall cost of ownership. The Company markets and sells its products to customers worldwide through its own sales force and manufacturer's representatives.

INDUSTRY BACKGROUND

The fabrication of semiconductor devices is a complex process involving several distinct phases repeated numerous times during the fabrication process. Each production phase requires different processing technology and equipment, and the Company believes no one semiconductor equipment supplier currently produces an entire state-of-the-art fabrication system. Rather, semiconductor device manufacturers typically construct fabrication facilities by combining manufacturing equipment produced by several different suppliers, each of which performs specific functions in the manufacturing process.

Industries that use semiconductors are demanding increasingly complex, higher performance devices. Fabrication of these devices requires increasing the number of process steps and reducing feature sizes, necessitating narrower process tolerances. These factors, together with the industry's history of migration to larger wafer sizes and a greater number of semiconductor devices on some wafers have led to a substantial increase in the manufacturers' per wafer investment.

The semiconductor industry is characterized by continuing change and evolving technologies. Traditionally, semiconductor devices have used aluminum alloys to connect the millions of transistors on a micro chip. As line geometries become increasingly smaller to accommodate the ever shrinking chip, aluminum becomes less efficient. Copper has long been known to have superior electrical properties when compared to aluminum, but due to its high mobility, copper will migrate through the device and ruin the transistors. This drawback has been overcome and the industry is moving forward with copper interconnect adoption. This major interconnect technology development will require specialized production equipment. The existing equipment used for aluminum cannot be retrofitted to deposit copper interconnect layers.

Because of the increasing cost of equipping fabrication facilities and the greater number of devices manufactured on each wafer, the Company believes semiconductor manufacturers are placing greater importance on the overall cost of ownership of each piece of process equipment. The principal elements of cost of ownership are yield, throughput, and direct costs. Yield, or the percentage of good devices per wafer, is primarily determined by operating contamination levels and process uniformity. Achieving high yields becomes more critical to manufacturers as their per wafer investment increases. Throughput, or the number of wafers processed by a particular tool in a given period, is primarily a function of the time required to complete a process cycle and the handling time between process steps. Major components of direct operating cost include the amount of consumables used in the manufacturing process, the cost of the clean room space occupied by the equipment (i.e., the "footprint"), the purchase price of the equipment, and other operating costs such as repairs and maintenance.

The Company believes that semiconductor device manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturers' technology requirements and cost constraints by researching, developing, and supporting the products and processes required to fabricate advanced products. Certain manufacturers are seeking strategic relationships with equipment suppliers for specific process steps on existing and new products. As a result, equipment companies are being asked to provide advanced process expertise, superior product performance, reduced overall cost of ownership, and worldwide customer support to meet the needs of device manufacturers.

In addition to the semiconductor industry, certain semiconductor manufacturing equipment has application in the manufacturing processes of other industries. For example, manufacturers of thin film heads for disk drives, flat panel displays, multichip modules, ink jet print heads, compact disc masters, solder bumping for advanced device packaging, high speed gallium arsenide, communication devices, micro electromechanical systems and hard disk media utilize many of the same basic technological building blocks as does the semiconductor manufacturing industry, in that certain production equipment provides the same basic function or applications for a substrate as semiconductor manufacturing equipment does for a silicon wafer.

THE SEMITOOL STRATEGY

The key elements of the Company's business strategy are as follows:

         Develop Innovative Solutions. The Company is committed to developing new products and processes, new applications for existing products, and enhancing existing products to address evolving process requirements. Accordingly, the Company devotes substantial resources to product innovation and collaborative development efforts.

         Offer a Broad Range of Products to Customers in Diverse Markets. The Company focuses on offering a broad range of products including surface preparation and cleaning tools, electrochemical deposition equipment, thermal processing equipment, and fab supervisory systems to semiconductor manufacturers for use in diverse process applications. The Company leverages its technology and expertise to provide solutions to manufacturers of other products that are fabricated using similar processes, such as thin film heads used for disk drives, flat panel displays, multichip modules, ink jet print heads used in disk drives, compact disc masters, solder bump bonding, and hard disk media. Some of these other applications involve substrates with surfaces larger than the current typical semiconductor substrates.

         Capitalize on Manufacturing Expertise. The Company's manufacturing strategy is to identify and perform internally those manufacturing functions which add value to the Company's products. The Company believes it achieves a number of competitive advantages from its selective vertical manufacturing integration, including the ability to achieve cost and quality benefits, and to bring quickly new products and product enhancements to market.

         Focus on Low Overall Cost of Equipment Ownership. The Company designs and manufactures process equipment and develops processes with a focus on providing its customers with a low overall cost of ownership. Additionally, the Company sells fab supervisory systems that have the ability to monitor and control multiple tools, not only those manufactured by the Company but those manufactured by others, on a fab-wide basis which can provide better process control and improve yields.

         Address Worldwide Markets. The Company markets and sells its products worldwide with emphasis on Europe and Asia as its principal international markets. The Company believes the strength of its international sales and service organizations is important to its continued success in these markets. To facilitate its worldwide marketing strategy, the Company has dedicated international sales and support organizations in England, France, Germany, Italy, Japan, Korea, Singapore, and Taiwan.

SEMITOOL'S PRODUCTS AND SOLUTIONS

The Company designs, manufactures, markets and services batch and single substrate surface preparation and cleaning equipment, electrochemical deposition systems, thermal processing equipment, and fab supervisory systems for computer-integrated manufacturing.

The Company conducts research and development in a number of process areas. In July 1998, the Company introduced a new surface preparation and cleaning process called HydrOzone. HydrOzone uses environmental friendly ozone to provide better cleans than was previously achieved with highly-toxic chemicals. This new process can be used for a variety of cleaning and photo-resist removal applications while reducing contaminants and water consumption. Compared to traditional technology, the HydrOzone process has a shorter cycle time resulting in higher throughput, and is cleaner because the chemistry contains no background particle levels. Also, the process is more cost effective because there is less chemical usage, the chemicals are less expensive to purchase, and chemical disposal costs are greatly reduced. The HydrOzone process is available on the Company's Magnum and Spectrum products.

In July 1998, the Company announced the Millennium, a single wafer processor that complements the Company's Equinox product. The Millennium is a revolutionary approach to single wafer surface preparation through a unique Capsule process chamber providing process control to specific areas on both surfaces of the wafer for critical clean applications. Wafer backside cleaning for copper interconnect is an anticipated application. The system is based on the Company's proven linear platform which is designed for high throughput manufacturing. The Capsule takes advantage of a spin-assisted surface tension effect to tightly control surface processing and provide clean, dry wafers for further fabrication steps. The Company expects to begin selling the Millennium in fiscal 1999.

Copper interconnect was the focus of the Company's electrochemical deposition research and development and centered on increasing film uniformity, and developing methods to prevent "back-side" contamination. The LT-210C, introduced in fiscal 1998, uses a small footprint linear configuration designed for high throughput and high productivity manufacturing. The LT-210C employs two track robots to feed process chambers and has optional automatic on-line electrolyte control systems to ensure constant solution concentration for repeatability of deposition, and various proprietary systems to ensure uniformity of plating across the wafer. The LT-210C consistently deposits films with superior step coverage, lower electrical resistance, at a lower cost and at a rate faster than is possible with conventional vacuum deposition systems.

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

Surface Preparation and Cleaning

The fabrication of semiconductors involves numerous distinct processes which can, depending on the complexity of the device, exceed 250 steps. The surface preparation processing steps involved in semiconductor manufacturing can include cleaning, developing, stripping, etching, and micro-machining. Such processes have traditionally been performed using wet-benches which consist of open chemical and rinse tanks, in which cassettes of wafers are immersed, either manually or automatically. Multiple process steps are performed by transferring wafers from one chemical bath to another. There are significant disadvantages relating to process uniformity and contamination control inherent in wet-bench processing, which are becoming increasingly problematic as process tolerances narrow. Wet-benches also lack the flexibility to readily change processes, and are relatively costly to operate because they consume large amounts of deionized water and process chemicals and have large footprints that use valuable clean room space. The Semitool solution utilizes spray processing as a replacement for wet-bench processing. The Company believes it is the market leader in this technology.

The Company's surface preparation and cleaning equipment uses centrifugal spray technology to process wafers and substrates by exposing them to a user-programmable, sequenced spray of chemicals inside an enclosed chamber. Spray technology avoids non-uniformity of process by applying the process chemicals via spray. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. The enclosed process chamber technology also allows for more efficient use and disposal of process chemicals through recirculation, reclamation, and filtration as well as increased operator safety. The Company sells both manual and fully automated batch (multiple wafer processing) platforms that cluster multiple chemical processing modules for silicon wafers and other substrates, thereby increasing yield and throughput, and providing a complete process solution in a single unit.

Batch tools process multiple wafers in a carrier which is loaded into a rotating fixture mounted in a process chamber. The process chamber is then sealed and chemicals are sequentially dispensed into the chamber via spray manifolds in a closed-loop system. As the rotating fixture turns the carrier, a chemical spray is applied to the wafer surfaces. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. After application of the process chemicals, deionized ("DI") water can be sprayed into the chamber to stop the chemical reaction and to remove chemical residues. The wafers, carrier, and chamber are then dried by centrifugal spinning coupled with a flow of warm nitrogen, either in the same process chamber or in an adjacent rinser/dryer module. The Company believes its batch spray chemical processing and cleaning tools offer significant advantages over conventional wet-benches. Other advantages include higher yields by providing better process uniformity and lower particulate contamination, increased throughput by providing shorter process cycle times, and reduced direct costs by providing more effective use of chemicals and smaller footprints, thereby lowering overall cost of ownership. All of the Company's batch chemical processing and cleaning tools are 300mm ready.

         Batch Processing Tools

The  Magnum,   Magnum  3000,  and  Spectrum  are  Semitool's   automated   batch
multi-module surface processing products. These tools cluster the Company's solvent, acid and spin rinser/dryer capabilities into a single automated unit. These tools offer standard mechanical interface ("SMIF") loading capabilities and a touch screen computer interface customized for ease of operation. Introduced during fiscal year 1998, Spectrum represents a more compact version, of Semitool's automated spray technology which through advanced design has retained high productivity and performance standards and is easier to retrofit into existing semiconductor fabs. All of these multi-module batch tools provide customers with the flexibility to mix and match process modules, including immersion modules as appropriate, thereby providing them with a complete surface processing solution to meet their particular process requirements. The Magnum and Spectrum possess significant competitive advantages over both stand-alone tools and other automated products, including the ability to replace two or more wet-benches with a single, smaller footprint tool which provides increased yields and increased throughput per square foot of clean room space. The purchase price of the Magnum and Magnum 3000 ranges from $800,000 to over $3.1 million, depending on configuration. Spectrum selling price ranges from $900,000 to $2.0 million.

The Company's manually loaded batch spray chemical processing and cleaning products include the Spray Acid Tool and the Spray Solvent Tool. The Spray Acid Tool is used in applications using acids and all of its areas exposed to acids are made entirely of teflon and other acid-resistant materials. This tool addresses applications such as resist-stripping, pre-diffusion cleaning, oxide etching, polymer removal and chemical milling. The Company's Spray Solvent Tool is primarily constructed of stainless steel and addresses processes which use solvents to dissolve and strip the lithographic media from substrate surfaces, remove polymer residues, and develop lithographic images on substrate surfaces. In addition to customary semiconductor applications, the Spray Acid Tool and Spray Solvent Tool are being used in the manufacturing process for a variety of other products including flat panel displays and thin film heads, and are used with substrates as large as 500 square millimeters. The purchase price of the Company's manual batch chemical processing tools range from $120,000 to $750,000, depending on configuration.

The Company's manually loaded Spin Rinser/Dryer is a batch tool used primarily for removing chemical residue from substrate surface with "DI" water, and utilizes the same enclosed chamber, spray processing and centrifugal drying technologies employed in the Company's Spray Acid Tools and Spray Solvent Tools. The Spin Rinser/Dryer incorporates a "DI" water resistivity monitor to ensure the required level of cleanliness. Additionally this rinsing and drying technology can be used to clean and dry the carriers and boxes used to transport wafers throughout the fab. Since these carriers are made of plastic, high temperatures cannot be used for drying as deformation will occur. If the carriers and boxes are not rinsed and dried properly, they can be a significant source of contamination that will decrease device yields. The Company introduced the Spin Rinser/Dryer in 1979 and, as of September 30, 1998, had delivered over 22,000 units to customers. The purchase price of the Spin Rinser/Dryer ranges from $10,000 to $100,000, depending on configuration. The Spin Rinser/Dryer has been redesigned to handle 300mm substrates.

         Single Substrate Processing Tools

The Company's single substrate processing equipment employs chemical spray and allows multiple chemistries to be used within a self-cleaning, enclosed process chamber. These tools enable customers to conduct sequential surface processing steps, and then within the same chamber, rinse and centrifugally dry substrates, thereby reducing contamination during and between process steps.

The Company's Equinox tool addresses the needs of customers employing single substrate processing for specialized applications. The Equinox utilizes a variety of processes, including immersion, spray, vapor and infrared heating, to address cleaning, stripping, etching, developing, micro-machining and plating. All of these processes are performed with the substrate suspended device side down in an enclosed process chamber. This face down positioning allows for enhanced liquid, vapor, or gas delivery of the process to the substrate, resulting in greater process uniformity and reduced contamination. The Equinox is a flexible platform which may contain multiple process chambers, allowing customers to cluster multiple process technologies into a single tool to perform sequential processes. The Equinox has been used to process ceramic substrates, thin film heads and photo masks in addition to its customary silicon and gallium arsenide wafer applications. The price of the Equinox ranges from $300,000 to $1.1 million, depending on configuration.

The Company introduced the Millennium single wafer processor to complement its Equinox product. The Millennium provides a revolutionary approach to single wafer surface preparation through a unique Capsule process chamber to provide process control to specific areas on both surfaces of the wafer for critical clean applications. Wafer backside cleaning for copper interconnects is an anticipated application. The system is based on the Company's proven linear platform which is designed for high throughput manufacturing. The Capsule takes advantage of a spin-assisted surface tension effect to tightly control surface processing and provide clean, dry wafers for further fabrication steps. The Company expects to begin selling the Millennium in fiscal 1999.

         Wafer Carrier Cleaning System

The Company's Storm wafer carrier cleaning system cleans and dries the wafer carriers in a unique rinsing/drying process that occurs inside an enclosed chamber. Solution is sprayed inside the chamber, cleaning both the boxes and cassettes and the inside of the chamber, followed by a "DI" water rinse. The boxes and cassettes are then dried using centrifugal force and warm filtered ambient air. The Storm monitors the humidity inside the enclosed process chamber to ensure consistent drying results. The Company believes the Storm removes particles more effectively than conventional technology and has a low cost of ownership. The Storm also has a patented loading feature that allows through-the-wall installation whereby unwashed boxes and cassettes can be loaded into the Storm from outside the clean room and then unloaded directly into the clean room after the cleaning cycle has been completed. This feature enables customers to avoid bringing contaminated boxes and cassettes into the clean room. The price of a Storm ranges from $150,000 to $400,000, depending on configuration.

Electrochemical Deposition

Semitool introduced its first electrochemical deposition (ECD) tool in 1993. The Company's ECD tools have been used for gold, platinum, solder, and copper deposition production and research and development applications. Semitool developed the first high throughput copper plating tool, the Equinox LT-210, for the semiconductor industry.

Copper has several advantages over the aluminum alloys that have traditionally been used for device interconnects. Copper will significantly minimize the number of metal layers required, reduce heat dissipation, reduce manufacturing cost, and increase chip speed. Copper has lower electrical resistance than aluminum so much smaller lines of copper have the same current-carrying capability as today's aluminum interconnects. A limited number of semiconductor device manufacturers have begun delivering devices with copper interconnects. The Company believes the emerging copper interconnect market will be a high-growth market when the semiconductor industry begins widespread production of semiconductor copper interconnect based devices and the semiconductor industry begins its economic recovery.

Other applications for electrochemical deposition are also emerging such as the deposition of gold interconnects on gallium arsenide in the manufacture of high speed communication devices and solder bump application to semiconductors for flip chip attachment. Flip chip attachment makes the die attach operation much more efficient than conventional wire bonding processes, becomes increasingly necessary as the number of inputs and outputs per chip increase, and provides a higher level of performance than is otherwise available. ECD provides technical capability while maintaining low cost solder application. MEMS and sensors are used in a number of new products and are instrumental in the functioning of the automobile air bag. The manufacture of thin-film heads and ink-jet print heads also utilizes electrochemical deposition.

Semitool offers two models of fully automated single wafer processing tools that are designed for electrochemical deposition. Its radial tool, the Equinox, is designed for flexibility to handle process development or production applications. It's versatility in configuration allows multiple chemistries and processes to be performed in the same tool. The LT-210C, introduced in fiscal 1998, uses a small footprint, linear configuration designed for high throughput and high productivity manufacturing. The LT-210C employs two track robots to feed process chambers and has optional automatic on-line electrolyte control systems to ensure constant solution concentration for repeatability of deposition, and various proprietary systems to ensure uniformity of plating across the wafer. The LT-210C consistently deposits films with superior step coverage, lower electrical resistance, at a lower cost and at a rate faster than is possible with conventional vacuum deposition systems. Both models plate copper or gold for device interconnects, gold or solder for bonding bumps, copper and gold for ink jet devices and copper for magnetoresistive heads used in hard drives. The Company's ECD tools range upward in price from $575,000 to $2.2 million

Thermal

Thermal processing generally addresses the oxidation/diffusion and low pressure chemical vapor deposition (LPCVD) steps of the semiconductor fabrication process. The Company's VTP 1500 and EXPRESS vertical furnaces address this market. They employ a patented design which provides a continuously controlled process environment that allows for oxidation/diffusion and LPCVD processing steps to be performed sequentially in the same processing chamber. The Company's furnaces feature a stationary base plate and quartz process tower with a double lift system which allows the process chamber and heating element to each be raised and lowered independently over the process tower. The double lift design also permits the heating element to be lifted away from the sealed process chamber, allowing wafers to cool more rapidly in a controlled environment, thereby improving overall thermal processing cycle time. The Company believes its furnaces produce higher quality film with fewer impurities and increased electrical properties, and have been designed to meet manufacturers' requirements for the production of semiconductor devices with line geometries as small as .18 micron. The EXPRESS is designed with model-based temperature control technology which provides a shortened period to reach desired processing temperature thereby providing increased throughput. The prices of the VTP 1500 and EXPRESS range from $600,000 to $1.5 million, depending on configuration. The EXPRESS has been redesigned to handle 300mm wafers.

Spare Parts and Service

The Company sells spare part kits and spare part components for its equipment. The Company employs customer service and process engineers to assist and train the Company's customers in performing preventive maintenance and service on Semitool equipment and developing process applications for the equipment. The Company currently provides one, two or three year warranty on new equipment and a 90-day warranty on parts. The Company offers a variety of process, service, and maintenance programs that may be purchased for a fee. A number of customers have purchased maintenance contracts whereby the Company's service employees work full-time at the customer's facility, and provide service and maintenance support for Semitool equipment.

Fab Supervisory Systems

A state-of-the-art semiconductor fab contains many pieces of complex equipment and each one performs a complicated process. Monitoring and controlling the processes on each piece of equipment are critical to achieving high yields, high quality devices, and meeting production targets. Typically, this is done by highly trained operators. However, a monitoring and control system can significantly enhance a fabs' ability to achieve yield, quality and production goals.

In February 1996, the Company acquired Semy Engineering, Inc., a manufacturer of monitoring and control systems. The core of these systems is a highly sophisticated communication software applied through a specially equipped computer workstation. These workstations are networked with the process tools to provide monitoring and control. The Company's Unix based systems have a number of features including process recipe management, statistical process control, data logging and data warehouse management, preventive maintenance tracking, and process analysis.

Another Semy product is the MYPRO Model Based Temperature Control (MBTC) System. The MYPRO MBTC system provides state-of-the-art temperature control capability for both new and retrofit diffusion furnace applications and offers increased temperature control. In October 1998, Semiconductor International selected Semy Engineering, Inc's MYPRO MBTC system as an Editor's Choice Best Product.

During fiscal 1998, the Company invested $2.2 million in software development to enhance its Unix based fab supervisory system product line and extended its control capability to virtually every major machine in the front-end manufacturing process of a semiconductor manufacturer. This new family of software and hardware offerings has enabled the Company to be the first to successfully implement a fab-wide data collection, analysis and control system which interfaces directly with the semiconductor manufacturer's computer integrated manufacturing system and individual process tools.

CUSTOMERS, SALES AND MARKETING

The Company's customers include leading worldwide semiconductor manufacturers as well as major manufacturers of thin film heads, flat panel displays, multichip modules, ink jet print heads, compact disc masters, and hard disk media. The following is a representative list of the Company's largest United States and international customers, which had purchases of approximately $2.0 million or more in fiscal 1998:

Advanced Micro Devices      Lucent Technologies         Philips Semiconductor
Chartered Semiconductor     Matsushita Semi.            STMicrelectronics
Fujitsu                     Micro Chip Corporation      Siemens
Hewlett-Packard             Motorola                    Sony
IBM                         National Semiconductor      Taiwan Semiconductor
Intel                       NEC                         United Micro Electronics
LSI Logic                   Oliver Design               Whiteoak Semiconductor



The Company believes that its Company-staffed worldwide sales, service and customer support organizations are important to the long-term success of its customer relationships.

International  sales,  primarily in Europe and Asia accounted for  approximately
38%, 36% and 44% of total sales for fiscal years 1998, 1997 and 1996, respectively. The Company markets and sells its products in North America through its sales organization which includes direct sales personnel and independent sales representatives. The Company currently has sales and service offices located throughout the United States. In Europe, the Company has direct sales personnel. In Asia, the Company sells through direct sales personnel and independent sales representatives as well as through Tokyo Electron, Limited ("TEL") pursuant to a non-exclusive distribution agreement. The TEL distribution agreement is in phased termination which is expected to be final in March 1999. TEL sells the Company's stand-alone batch processing products (except electrochemical deposition products) in Japan. The Company has a direct sales and customer support organization located in Japan, Singapore and Korea that sells Semitool products.

To enhance its sales capabilities, the Company maintains a demonstration and process development laboratory and a clean room at its Kalispell, Montana facility and is installing a demonstration laboratory in Japan.

The Company currently provides one, two or three year warranties on new equipment and a 90-day warranty on parts. The Company has field service personnel and application engineers servicing customers in the United States, Europe and Asia, who directly provide warranty service, post-warranty service, and equipment installations. Field service engineers are located in nine sites throughout the United States, including dedicated site-specific engineers at certain customer locations pursuant to customer agreements. To further ensure customer satisfaction, the Company also provides service and maintenance training as well as process application training for its customers' personnel on a fee basis. The Company maintains an extensive inventory of spare parts which allows the Company to provide overnight delivery in most instances. The Company's vertically integrated manufacturing allows the Company to quickly manufacture parts to address customers' service needs.

BACKLOG

Orders Backlog decreased nearly 52% to approximately $30.8 million at September 30, 1998, from approximately $63.8 million at September 30, 1997. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

Most of the Company's manufacturing is conducted at its facilities located in Kalispell, Montana. The Company's vertically integrated manufacturing operations include metals and plastics fabrication and finishing capabilities; component part and final product assembly; and extensive product testing capabilities. The Company's manufacturing personnel work closely with product development engineers to ensure that products are engineered for manufacturability, affording a smooth transition from prototype to full scale production. Component and product prototyping is performed internally, and design engineers often receive prototypes of newly designed parts from manufacturing within 24 hours. The Company believes it achieves a number of competitive advantages from its vertically integrated manufacturing operations, including the ability to achieve cost and quality advantages, and to bring quickly new products and product enhancements to market.

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

The Company developed new models for its single substrate processing and automated batch chemical processing product line during fiscal 1998. The major equipment R&D projects during fiscal 1998 were the LT-210C, a linear copper plating tool, the high throughput fully automated Spectrum, and Millennium which utilizes a unique "Capsule" processing chamber. The Company also developed a new family of software for its factory automation business the costs of which were capitalized once technological feasibility was reached.

Expenditures for R&D, which are expensed as incurred, during fiscal 1998, 1997 and 1996 were approximately $24.5 million, $21.2 million and $19.5 million and represented 13.6%, 10.9% and 11.2% of net sales, respectively.

COMPETITION

The markets in which the Company competes are highly competitive. The Company faces substantial competition from established competitors, certain of which have greater financial, marketing, technical and other resources, broader product lines, more extensive customer support capabilities, and larger and more established sales organizations and customer bases than the Company. The Company may also face competition from new domestic and overseas market entrants. Significant competitive factors in the semiconductor equipment market and other markets in which the Company competes include system performance and flexibility, cost of ownership, the size of each manufacturer's installed customer base, customer service and support, and breadth of product line. The Company believes that it competes favorably on the basis of these factors. The primary competition to the Company's batch chemical spray products is currently from wet-bench chemical processing equipment. The Company is also aware of at least two other competing manufacturers of spray chemical processors. As the demand for more precise and reliable chemical processing increases, the Company anticipates greater competition in the centrifugal spray technology area. The
Company is aware of vertical furnaces produced by at least four other manufacturers which compete with the Company's thermal processing equipment. The single substrate processing market in which the Company's Equinox competes and the wafer carrier cleaning market in which the Company's Storm competes are highly fragmented markets. The Company is aware of at least two major companies, both larger than the Company, and several smaller companies competing in the electrochemical deposition market.

The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes, or technologies will not emerge that render the Company's products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, the Company believes that once a manufacturer has selected certain capital equipment from a particular vendor, the manufacturer generally relies upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, the Company may be at a competitive disadvantage with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment. Increased competitive pressure could lead to lower prices for the Company's products, thereby adversely affecting the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

PATENTS AND OTHER INTELLECTUAL PROPERTY

The Company's success depends in significant part on the technically innovative features of its products. The Company currently holds numerous United States patents, some with pending foreign counterparts, has several United States patent applications pending and intends to file additional patent applications as appropriate. There can be no assurance that patents will issue from any of the Company's pending applications or that existing or future patents will be sufficiently broad to protect the Company's technology. The Company believes that patents and trademarks are of less significance in its industry than such factors as product innovation, technical expertise and its ability to quickly adapt its products to evolving processing requirements and technologies. While the Company attempts to protect its intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that the Company will be able to protect its technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that the Company's existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company. In any of such events, the Company's business, operating results and cash flows could be adversely affected.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others, further commercialization of the Company's products could provoke claims of infringement from third parties. In August, 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of the Company's patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. Discovery is commencing and no trial has been set. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

At September 30, 1998, the Company had 1,045 full time employees and 24 temporary contract employees worldwide. This includes 471 in manufacturing, 363 in marketing, sales and field service, 134 in research and development, and 101 in general administration. The Company's worlwide employment has declined 31% since the end of the last fiscal year. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

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

Cyclical Nature of the Semiconductor Industry

The Company's business depends primarily on the capital expenditures of semiconductor manufacturers, who correspondingly depend on the demand for final products or systems that use such devices. The semiconductor industry is cyclical and has historically experienced periodic downturns characterized by oversupply and weak demand, which often have had a material adverse effect on capital expenditures by semiconductor manufacturers. These downturns generally have adversely affected the business and operating results of semiconductor equipment suppliers, including the Company. The semiconductor device industry is presently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. In 1998, the average selling price of memory chips and certain other semiconductor devices significantly decreased. This slowdown in conjunction with manufacturers ability to produce more devices per wafer has resulted in excess production capacity and many semiconductor device manufacturers are delaying expansion plans. This slowdown and volatility has caused the semiconductor industry to reduce its demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases this has resulted in order cancellations or delays of orders and delays of delivery dates for the Company's products. The current downturn has negatively impacted the Company resulting in reduced new order rates and order backlog and declining sales and profitability. The Company expects the downturn to continue into fiscal 1999 and will result in further sales and profitability declines. Currently, analysts are not expecting a recovery in the semiconductor equipment industry until late calendar year 1999 or early 2000. In addition, the need for continued investment in research and development, marketing and customer support may limit the Company's ability to reduce expenses in response to this and future downturns in the semiconductor industry.

Fluctuations in Future Operating Results

The Company's business and results of operations have fluctuated significantly in the past and the Company expects them to fluctuate significantly on a quarterly or annual basis in the future. During a particular quarter, a significant portion of the Company's revenues is often derived from the sale of a relatively small number of high selling price systems. The number of such systems sold in, and the results for a particular quarter or year can vary significantly due to a variety of factors, including the timing of significant orders, the timing of new product announcements by the Company or its competitors, patterns of capital spending by customers, market acceptance of new and enhanced versions of the Company's products, changes in pricing by the Company, its competitors or suppliers, the mix of products sold and cyclicality in the semiconductor industry and other industries served by the Company. In addition, the cancellation or rescheduling of customer orders or any production difficulty could adversely impact shipments which would negatively impact the Company's business and results of operations for the period or periods in which such cancellation or rescheduling occurs. In light of these factors, the cyclical nature of the semiconductor industry and the current industry downturn, the Company expects to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of the Company's expenses are fixed in the short-term which, combined with the need for continued investment in research and development, marketing and customer support, limits the Company's ability to reduce expenses quickly. As a result, declines in net revenues could have a material adverse effect on the Company's business, results of operations and cash flows.

Dependence on Product Development

Semiconductor equipment is subject to rapid technological change as well as evolving industry standards. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities, to continue to decrease the overall cost of ownership of such products, and to continue to develop and manufacture new products with improved process capabilities which conform to evolving industry standards. As a result, the Company expects to continue to make significant investments in research and development. Although historically the Company has had adequate funds from its operations to devote to research and development, there can be no assurance that such funds will be available in the future or, if available, that they will be adequate. The Company also must manage product transitions successfully, since announcements or introductions of new products by the Company or its competitors could adversely affect sales of existing Company products. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. The failure to do so could adversely affect the Company's business, results of operations and cash flows.

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

Competition

The markets in which the Company competes are highly competitive. The Company faces substantial competition from established competitors, certain of which have greater financial, marketing, technical and other resources, broader product lines, more extensive customer support capabilities, and larger and more established sales organizations and customer bases than the Company. The Company may also face competition from new domestic and overseas market entrants. Significant competitive factors in the semiconductor equipment market and other markets in which the Company competes include system performance and flexibility, cost of ownership, the size of each manufacturer's installed customer base, customer service and support, and breadth of product line. The Company believes that it competes favorably on the basis of these factors. In order to remain competitive, the Company must maintain a high level of investment in research and development, marketing, and customer service while controlling operating expenses. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company's products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. The Company's competitors may also increase their efforts to gain and retain market share through competitive pricing. Such competitive pressures may necessitate significant price reductions by the Company or result in lost orders which could adversely affect the Company's business, results of operations, and cash flows.

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

International Business

Approximately 38%, 36% and 44% of the Company's sales for fiscal 1998, 1997 and 1996, respectively, were attributable to customers outside the United States. The Company expects sales outside the United States to continue to represent a significant portion of its future sales. Sales to customers outside the United States are subject to various risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. The Company's international sales activities are also subject to the difficulties of managing overseas distributors or representatives, and difficulties of staffing and managing foreign subsidiary operations. In addition, because a majority of the Company's international sales are denominated in United States dollars, the Company's ability to compete overseas could be adversely affected by a strengthening United States dollar. Moreover, although the Company endeavors to meet technical standards established by foreign standards setting organizations, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards or any significant or prolonged decline in the Company's international sales could have a material adverse effect on the Company's business, results of operations, and cash flows.

Patents and Other Intellectual Property

The Company's success depends in significant part on the technically innovative features of its products. The Company currently holds numerous United States patents, some with pending foreign counterparts, has several United States patent applications pending and intends to file additional patent applications as appropriate. There can be no assurance that patents will issue from any of the Company's pending applications or that existing or future patents will be sufficiently broad to protect the Company's technology. The Company believes that patents and trademarks are of less significance in its industry than such factors as product innovation, technical expertise and its ability to quickly adapt its products to evolving processing requirements and technologies. While the Company attempts to protect its intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that the Company will be able to protect its technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that the Company's existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company. In any of such events, the Company's business, operating results and cash flows could be adversely affected.

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

Dependence on Key Personnel

The Company's success depends to a significant extent upon the efforts of certain senior management and technical personnel, particularly Raymon F. Thompson, the Company's Chairman. The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, and marketing personnel. Competition for such personnel is high and, while to date the Company does not believe that its geographic location has hindered it in recruiting qualified personnel, no assurance can be given that the Company's location will not adversely affect future recruiting of key personnel. The loss of the services of Mr. Thompson or of one or more other key management or technical personnel, or the inability to attract and retain additional qualified personnel, could adversely affect the Company's business, results of operations and cash flows. The Company does not carry key man life insurance on Mr. Thompson.

Dependence on Key Customers

The Company's ten largest customers accounted for 55%, 52% and 42% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. Although the composition of Semitool's largest customers has changed from year to year, the loss of, or a significant curtailment of purchases by one or more of the Company's key customers could adversely affect the Company's business, results of operations and cash flows.

Dependence on Key Suppliers

Certain components and subassemblies included in the Company's products are obtained from a single source or a limited group of suppliers. Although the Company has vertically integrated much of its manufacturing operations, the loss of, or disruption in shipments from, certain sole or limited source suppliers could in the short-term adversely affect the Company's business and results of operations. The Company believes that it could either manufacture components or secure an alternate supplier with no long-term material adverse effect on the Company's business or operations. Further, a significant increase in the price of one or more of these components could adversely affect the Company's business, results of operations and cash flows.

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

YEAR 2000

The Company's Year 2000 (Y2K) readiness project is well underway. The project consists of six major phases:

     1.  Planning (completed July 1998)
     2.  Assessment (completed October 1998)
     3.  Testing  (in  progress,  scheduled  to  be  completed  March  1999)
     4. Repairs/Reinstallations (in progress, scheduled to be completed March 1999)
     5.  Retesting  (in  progress,  scheduled  to be  completed  June  1999)
     6.  Contingency plans (June 1999 - October 1999).

The planning phase has been completed and consisted of assigning resources and timelines to tasks with the projects scheduled to be complete by June 1999. The plan is updated as new information is collected. The assessment phase has also been completed and consisted of taking an inventory of products, Information Technology (IT) systems, non-IT systems, and customers/suppliers that need to be tested and certified as to Y2K readiness.

      Products. Other than some spare parts, many of the Company's products include software both internally developed and purchased from vendors. Some equipment also includes numerous sub-systems with embedded software. Much of this software is customized to meet customers' specific needs.

      IT System. These systems include the Company's business and manufacturing systems, computer-aided design, e-mail and others. The majority of these systems were developed by software vendors, are not highly customized, and are either under a software maintenance agreement which requires the vendor to make the systems Y2K ready or have been updated to Y2K compliant revisions. Many of the systems have been certified by the manufacturer to be Y2K ready.

      Non-IT Systems. These systems include but are not limited to controllers on machinery used in production, the heating and air conditioning systems, communication systems, and electronic security devices. We are working closely with suppliers of such systems to ensure their products work properly.

      Customers/Suppliers. The Company is working with its customers and suppliers to determine Y2K readiness to insure that goods and services will be delivered timely and that transaction processing is proper. The Company does have electronic data interface (EDI) transactions with some customers, however, these EDI transactions are provided by third parties who have certified their Y2K readiness. The Company is working with key vendors who supply Y2K sensitive products.

The assessment phase consisted of identifying which systems have potential Y2K problems and the possible affects of those problems. The problems were then prioritized and those with the largest potential impact on operations were scheduled for early testing.

The Company is currently in the testing phase with its IT systems, non-IT systems, and its customers and suppliers. The Company is using test procedures developed by Sematech, a consortium of semiconductor and semiconductor manufactures for its IT systems. This work is performed by the Company's IT personnel. The non-IT systems and customers and suppliers testing is either done jointly or completely by the supplier. As testing is completed, repairs/reinstallations, and retesting will occur.

Some of the Company's equipment and the fab supervisory systems that it sells contain hardware and software components that are subject to the Y2K problems. The Company is currently in the testing, repairs/reinstallation and retesting phases with its products. All products shipped since April 11, 1998 are Y2K ready and most of the products shipped prior to that date have upgrades available or installed. The installed upgrades have been retested.

The Company will formulate contingency plans for those systems not Y2K ready by June of 1999. It is not anticipated the contingency plans will be needed for the mission critical IT and non-IT systems, nor does the Company expect that contingency plans will be needed for its internally developed software products. It is not known at this point if contingency plans will be needed for customers/suppliers and for outsourced components.

The cost incurred thus far with regard to Y2K consists mainly of IT personnel payroll expenses for IT, non-IT and customers/suppliers issues. Software engineering payroll cost has been the primary expense related to Y2K products related issues. The Company does not track Y2K costs as a separate cost. Total estimated costs are not anticipated to exceed $250,000.

Due to the inherent uncertainty surrounding the Y2K issue, the Company cannot anticipate all of the possible problems that may occur. Adverse consequences from Y2K issues may materially effect the Company's warranty liability, the value of its capitalized software and the carrying value of its inventory as well as the Company's financial condition, results of operations and cash flows. The Y2K problems could also subject the Company to litigation which may include consequential damages.


Item 2.  Properties

The Company owns a number of facilities around the world. The Company has two facilities located on sites in Kalispell, Montana. The building and land for the Company's European sales and customer service headquarters is located in Cambridge, England and is owned by the Company. The land holdings in Cambridge were increased during fiscal 1998 with the purchase of adjacent property. Building and land were purchased in Coopersburg, Pennsylvania as a manufacturing facility for the Rhetech, Inc., subsidiary. Also, during the year the Company purchased land in Scottsdale, Arizona with the intent to build a facility to house its Semy Engineering subsidiary. That project was canceled during the year and the Company intends to sell the land. In early fiscal 1999, the Company purchased a building and land in Phoenix, Arizona to house Semy. The Company believes that its existing manufacturing facilities, will be adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. The Company also leases various other smaller facilities worldwide which are used as sales and customer service centers.

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


Item 3.  Legal Proceedings

On July 17, 1998 an agreement to settle was reached in a Montana securities class action (Case No. DV-96-124A) filed in the Montana Eleventh Judicial District Court. Flathead County, Kalispell, Montana. A Stipulation of Settlement was presented to the District Court for its preliminary approval on August 25, 1998. In connection with the settlement, the plaintiff class has also agreed to dismiss with prejudice their alleged claims against the Company and its Chairman, Raymon F. Thompson. Insurance policies will fully fund the class action settlement. The settlement was conditioned upon the District Court's approval and a judgment settling all claims became final on October 27, 1998.

In August, 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of the Company's patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. Discovery is commencing and no trial has been set.

A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against the Company. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation and the early stages of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial condition or cash flows of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.
                                     Part II

Item 5.  Market for Semitool's Common Stock and Related Shareholder Matters

The Company's Common Stock is traded under the symbol "SMTL" principally on the Nasdaq National Market. The approximate number of shareholders of record at December 14, 1998 was 219 and the reported last sale price of the Company's common stock on the Nasdaq National Market was $5.50. The high and low sales prices for the Company's common stock reported by the Nasdaq National Market are shown below.

                                         Common Stock Price Range
                                                Fiscal Year
                                            Ended September 30,
                                   1998                           1997
                             High          Low             High             Low
First Quarter               $26.25       $12.00           $11.63           $8.38
Second Quarter              $14.75       $11.63           $14.88           $9.50
Third Quarter               $14.50        $7.88           $13.50           $9.50
Fourth Quarter               $9.63        $5.13           $26.88          $12.88


Since the Company's initial public offering of Common Stock in February of 1995, it has never declared or paid any cash dividend nor has any intent to do so in the near future.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.


                                    Summary Consolidated Financial Information
                                       (in thousands, except per share data)

                                                               Year Ended September 30,
                                                1998         1997         1996         1995          1994

Statement of Operations Data:
Net sales                                    $180,501     $193,952     $174,204     $128,326       $62,597
Gross profit                                   90,979       91,090       84,631       65,858        31,957
Income from operations                          8,087       20,432       24,182       20,927         3,020
Net income                                      4,805       12,523       15,136       14,885         2,170

Pro forma Statement of Operations Data:
Income from operations (1)                      8,087       20,432       24,182       22,599         6,509
Net income (2)                                  4,805       12,523       15,136       14,403         3,723
Basic earnings per share                         0.35         0.92         1.11         1.19          0.40
Diluted earnings per share                       0.35         0.91         1.09         1.15          0.37
Average number of basic common shares          13,783       13,676       13,651       12,080         9,349
Average number of diluted common shares        13,904       13,833       13,858       12,563         9,946

Balance Sheet Data:
Working capital                                52,408       50,047       43,797       37,209         6,109
Total assets                                  127,990      131,725      114,954       88,067        39,807
Short-term debt                                 3,596        4,393        4,374          924         7,409
Long-term debt                                  3,836        3,364        3,637        4,011         6,089
Shareholders' equity (3)                       86,694       81,580       68,003       52,813        12,487


(1) Pro forma income from operations has been determined by eliminating for 1995 and 1994 payments for technology rights that ceased in February 1995, upon closing of the initial public offering of the Company's common stock.

(2) Between October 1, 1986 and February 1, 1995, the Company elected to be taxed under the provisions of Subchapter S of the Code. Under those provisions, the Company had not been subject to federal corporate income taxation. In connection with the closing of the Company's initial public offering, the Company terminated its S corporation status. Pro forma net income has been determined by assuming that the Company had been taxed as a C corporation for federal income tax purposes for 1995 and 1994. The pro forma provision for income taxes has been calculated by using statutory rates for federal and state taxes applied to pro forma income before income taxes, net of actual research and development credits generated in each year. The pro forma effective tax rates in fiscal 1995 and 1994 were 37.1% and 36.4%, respectively.

(3) Prior to the termination of S corporation status, dividends were paid by the Company only in amounts sufficient to cover shareholders' tax liabilities other than the final distribution of prior accumulated S Corporation earnings. The per share dividend information has therefore not been presented.

Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding use of sales, service and support organizations, gross margins, research and development, costs of manufacturing, future balances, and effects of new accounting standards, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.

OVERVIEW

The Company was incorporated in 1979 to develop, manufacture and market innovative manufacturing equipment for the semiconductor industry, and shipped its first product, a spin rinser/dryer, that year. During the 1980s, the Company introduced several generations of its acid and solvent spray surface preparation and cleaning tools and vertical furnaces, and began to market its products to manufacturers outside the semiconductor industry. Since 1990, the Company has developed its single substrate surface preparation and cleaning system, its Storm wafer carrier cleaning system, and its automated multi-module surface preparation processing system. The Company also developed the high throughput production-ready copper plating tool, the LT-210C.

The unit selling prices for the Company's products range from $15,000 to $150,000 for a spin rinser/dryer, to $900,000 to over $2.0 million for the Magnum and ECD tools. Due to these relatively high unit selling prices, a significant portion of the Company's revenue in any given period is often derived from the sale of a relatively small number of units. From time to time, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based in part on expectations of future sales. If sales levels in a particular period do not meet expectations, operating results will be adversely affected. A variety of factors have an influence on the Company's operating results in a particular period. These factors include specific economic conditions in the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost-effective and timely basis, the introduction of new products by the Company or its competition, the selection of the Company's or its competitors' products by semiconductor manufacturers for new generations of fabrication facilities, the timing of research and development expenditures, exchange rate fluctuations, and expenses attendant to acquisitions, strategic alliances and the further development of marketing and service capabilities.

The Company markets and sells its products worldwide with an emphasis on Europe and Asia as its principal international markets. During fiscal 1998, approximately 38.3% of the Company's revenues were derived from sales to customers outside the United States. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales may fluctuate from period to period. The Company believes its sales, service and support organizations are important to the long-term success of its customer relationships. The Company provides sales, service and support worldwide, primarily through direct employees in the United States, Europe, Japan, Korea, Singapore, Taiwan, and through distributors elsewhere in the world.


RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the periods indicated expressed as a percentage of net sales:


                                                             Year Ended September 30,
                                                 ------------------------------------------------

                                                      1998              1997             1996
                                                 -------------    -------------     -------------

Statement of Operations Data:
     Net sales                                           100.0%           100.0%            100.0%
     Cost of sales                                        49.6             53.0              51.4
                                                 -------------    -------------     -------------
     Gross profit                                         50.4             47.0              48.6
                                                 -------------    -------------     -------------

     Operating expenses:
         Selling, general and administrative              32.3             25.5              23.5
         Research and development                         13.6             10.9              11.2
                                                 -------------    -------------     -------------
              Total operating expenses                    45.9             36.4              34.7
                                                 -------------    -------------     -------------
     Income from operations                                4.5             10.6              13.9
     Other income (expense), net                          (0.5)            (0.1)             (0.1)
                                                 -------------    -------------     -------------
     Income before income taxes                            4.0             10.5              13.8
     Provision for income taxes                            1.4              4.0               5.1
                                                 -------------    -------------     -------------
     Net income                                            2.6%             6.5%              8.7%
                                                 =============    =============     =============


YEARS ENDED SEPTEMBER 30, 1998 AND 1997

Net Sales. Net sales consists of revenues from sales of equipment, spare parts and service, and fab supervisory systems. Net sales decreased $13.5 million or 7.0% to $180.5 million in fiscal 1998 from $194.0 million in fiscal 1997. The decrease in sales in Surface Preparation and Cleaning, and Thermal products was partially offset by increased sales in Electrochemical Deposition products, Spare Parts and Service, and Fab Supervisory Control systems. Electrochemical Deposition sales for fiscal 1998, were $24.6 million, up from $6.4 million in the prior fiscal year. Essentially all of the sales increase in Electrochemical Deposition products was provided by sales of tools for copper plating applications. The overall sales decrease is primarily attributable to the reduction of capital equipment spending by the Company's customers in response to the semiconductor industry downturn driven by excess capacity and the Asian economic decline.

International sales, predominantly to customers based in Europe and Asia, accounted for 38.3% of net sales in fiscal 1998 compared to 35.9% in the prior year. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage may fluctuate from period to period.

Orders backlog decreased nearly 52% to $30.8 million at September 30, 1998, from approximately $63.8 million at September 30, 1997. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

The continuing market weakness and the low orders backlog level at the beginning of fiscal 1999, limits the Company's visibility into fiscal 1999, however, the Company will likely have substantially lower sales and possibly a net loss for the year.

Gross Profit. Gross margin, gross profit as a percentage of sales, increased to 50.4% in fiscal 1998 from 47.0% in the prior year. The increase in gross margin is attributable to a number of factors including improved efficiencies earlier in the year which were partially offset later in the year by excess capacity costs, lower material costs and sales mix. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the cost to manufacture, service, and support new and enhanced products, as well as the mix and average selling prices of products sold. The Company anticipates that the cost to manufacture and support newer tool models will improve over time, but that it will continue to design and sell additional models of its existing tools and additional tool types, which may offset in part the anticipated improvement. Gross profit margins declined in the fourth quarter of fiscal 1998 and are expected to be under downward pressure in fiscal 1999 as a result of excess capacity.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $58.4 million or 32.3% of net sales in fiscal 1998 compared to $49.5 million or 25.5% of net sales in the prior year. The $8.9 million increase in fiscal 1998 as compared to fiscal 1997 reflects the full-year effect of the Company's 1997 decision to transition to a company-staffed sales and customer support organization in the Asian marketplace, the larger domestic and european customer service organization, and a fourth quarter $1.3 million bad debt provision for an international receivable. A substantial portion of the Company's SG&A expense is fixed in the short-term; however, the Company expects it's SG&A expenses to decrease in fiscal 1999.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expenses were $24.5 million or 13.6% of net sales in fiscal 1998 compared to $21.2 million or 10.9% of net sales in the prior year. Spending on R&D increased 15.9% or $3.4 million in absolute dollars over the prior year due to the number and complexity of projects undertaken. Major projects during the year include development of the LT-210C linear copper plating tool, the development of the high throughput fully automated Spectrum, and the Millennium platform with its unique Capsule chamber. The HydrOzone cleaning process was also developed during fiscal 1998.

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

Other Income (Expense). Interest income on short-term investments declined from $97,000 in fiscal 1997 to $64,000 in 1998. Interest expense increased to $559,000 in fiscal 1998 compared with $499,000 in fiscal 1997 due to additional debt related to the building purchased for Rhetech. Other expense in fiscal 1998 also includes a $483,000 write-off of capitalized costs associated with a canceled building project.

Provision for Income Taxes. The provisions for income taxes for 1998 and 1997 were $2.5 million and $7.7 million, respectively. The effective tax rates for 1998 and 1997 were 34% and 38%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth since its February 1995 initial public offering primarily through amounts raised in conjunction with that offering, operations and borrowings on its revolving line of credit. Cash generated by operating activities in fiscal 1998 was $15.0 million as compared to $8.5 million generated by operations in fiscal 1997. Substantial reductions in accounts receivable and inventory, and increases in non-cash expenses in 1998 offset the decline in accounts payable and net income. As of September 30, 1998, the Company had $34.9 million of accounts receivable and $36.4 million of inventory, compared to $40.9 million of accounts receivable and $41.1 million of inventory at September 30, 1997. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or more for more complex products. Accordingly, while the Company's finished goods inventory accounts for slightly over 15% of total inventory, overall inventory levels tend to fluctuate with the level and type of orders received. Currently, the tools with the longest average cycle times are the automated batch chemical tools and the single substrate processor. The Company expects future receivable and inventory balances to fluctuate with net sales.

Cash used in investing activities in fiscal 1998 was $12.5 million as compared to $7.3 million in fiscal 1997. Investing activities consisted primarily of acquisitions of property and equipment and intangible assets in fiscal 1998. Property and equipment purchases used cash of $9.8 million in fiscal 1998 and $6.2 million in fiscal 1997. Major purchases of plant, property and equipment during the year include the purchase of a building site for Semy Engineering, the purchase of an airplane, purchase of land adjacent to the Company's Cambridge, England site, the purchase of land and building for Rhetech, and increases in lab equipment which includes the purchase of a fixed-ion beam microscope. Investments in intangible assets used cash of $2.8 million in fiscal 1998 and consisted of $2.2 million for fab supervisory systems software development costs which were capitalized once technological feasibility was reached and $600,000 for patents and trademarks

Financing activities consisted primarily of $1.1 million in new financing related to the purchase of the land and building to house Rhetech, and $668,000 in new debt related to the land purchased in Cambridge, England.

As of September 30, 1998, the Company's principal sources of liquidity consisted of approximately $7.3 million of cash and cash equivalents, $22.0 million available under the Company's $25 million revolving line of credit, which was renewed during the fourth quarter of fiscal 1998. The credit facility is with Seafirst Bank and bears interest at the bank's prime lending rate. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The revolving line of credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

The Company believes that cash and cash equivalents, funds generated from operations, and funds available under its bank lines will be sufficient to meet the Company's planned capital requirements during the next twelve months including the spending of approximately $5.0 million to purchase property, plant and equipment. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities or to fund greater than anticipated growth. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to the Company's shareholders.


LITIGATION

On July 17, 1998 an agreement to settle was reached in a Montana securities class action (Case No. DV-96-124A) filed in the Montana Eleventh Judicial District Court. Flathead County, Kalispell, Montana. A Stipulation of Settlement was presented to the District Court for its preliminary approval on August 25, 1998. In connection with the settlement, the plaintiff class has also agreed to dismiss with prejudice their alleged claims against the Company and its Chairman, Raymon F. Thompson. Insurance policies will fully fund the class action settlement. The settlement was conditioned upon the District Court's approval and a judgment settling all claims became final on October 27, 1998.

In August, 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of the Company's patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. Discovery is commencing and no trial has been set.

A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against the Company. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation and the early stages of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor. Further, regardless of the outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect of the Company's financial condition, results of operations or cash flows.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial condition or cash flows of the Company.



NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the presentation of its financial statements.

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in its financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has not yet determined the effect this standard will have on the form of presentation of its financial statements.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect the adoption of this standard will have on the financial condition, results of operations, and cash flows of the Company.

In March  1998,  the  AICPA  issued  Statement  of  Position  98-1  (SOP  98-1),
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company does not believe the application of this standard will have a material effect on the results of operations, financial condition or cash flows of the Company.

YEAR 2000

The Company's Year 2000 (Y2K) readiness project is well underway. The project consists of six major phases:

     1.  Planning (completed July 1998)
     2.  Assessment (completed October 1998)
     3.  Testing  (in  progress,  scheduled  to  be  completed  March  1999)
     4. Repairs/Reinstallations (in progress, scheduled to be completed March 1999)
     5.  Retesting  (in  progress,  scheduled  to be  completed  June  1999)
     6.  Contingency plans (June 1999 - October 1999).

The planning phase has been completed and consisted of assigning resources and timelines to tasks with the projects scheduled to be complete by June 1999. The plan is updated as new information is collected. The assessment phase has also been completed and consisted of taking an inventory of products, Information Technology (IT) systems, non-IT systems, and customers/suppliers that need to be tested and certified as to Y2K readiness.

      Products. Other than some spare parts, many of the Company's products include software both internally developed and purchased from vendors. Some equipment also includes numerous sub-systems with embedded software. Much of this software is customized to meet customers' specific needs.

      IT System. These systems include the Company's business and manufacturing systems, computer-aided design, e-mail and others. The majority of these systems were developed by software vendors, are not highly customized, and are either under a software maintenance agreement which requires the vendor to make the systems Y2K ready or have been updated to Y2K compliant revisions. Many of the systems have been certified by the manufacturer to be Y2K ready.

      Non-IT Systems. These systems include but are not limited to controllers on machinery used in production, the heating and air conditioning systems, communication systems, and electronic security devices. We are working closely with suppliers of such systems to ensure their products work properly.

      Customers/Suppliers. The Company is working with its customers and suppliers to determine Y2K readiness to insure that goods and services will be delivered timely and that transaction processing is proper. The Company does have electronic data interface (EDI) transactions with some customers; however, these EDI transactions are provided by third parties who have certified their Y2K readiness. The Company is working with key vendors who supply Y2K sensitive products.

The assessment phase consisted of identifying which systems have potential Y2K problems and the possible affects of those problems. The problems were then prioritized and those with the largest potential impact on operations were scheduled for early testing.

The Company is currently in the testing phase with its IT systems, non-IT systems, and its customers and suppliers. The Company is using test procedures developed by Sematech, a consortium of semiconductor and semiconductor manufactures for its IT systems. This work is performed by the Company's IT personnel. The non-IT systems and customers and suppliers testing is either done jointly or completely by the supplier. As testing is completed, repairs/reinstallations, and retesting will occur.

Some of the Company's equipment and the fab supervisory systems that it sells contain hardware and software components that are subject to the Y2K problems. The Company is currently in the testing, repairs/reinstallation and retesting phases with its products. All products shipped since April 11, 1998 are Y2K ready and most of the products shipped prior to that date have upgrades available or installed. The installed upgrades have been retested.

The Company will formulate contingency plans for those systems not Y2K ready by June of 1999. It is not anticipated the contingency plans will be needed for the mission critical IT and non-IT systems, nor does the Company expect that contingency plans will be needed for its internally developed software products. It is not known at this point if contingency plans will be needed for customers/suppliers and for outsourced components.

The cost incurred thus far with regard to Y2K consists mainly of IT personnel payroll expenses for IT, non-IT and customers/suppliers issues. Software engineering payroll cost has been the primary expense related to Y2K products related issues. The Company does not track Y2K costs as a separate cost. Total estimated costs are not anticipated to exceed $250,000.

Due to the inherent uncertainty surrounding the Y2K issue, the Company cannot anticipate all of the possible problems that may occur. Adverse consequences from Y2K issues may materially affect the Company's warranty liability, the value of its capitalized software and the carrying value of its inventory as well as the Company's financial condition, results of operations and cash flows. The Y2K problems could also subject the Company to litigation which may include consequential damages.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Sensitivity

The Company as of September 30, 1998 has approximately $4.4 million in long term debt and approximately $3.0 million in short-term debt. The Company's long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of its fixed rate long-term debt. The Company believes that a 10% change in the long term interest rate would not have a material effect on the Company's financial condition or result of operations. The Company's short-term debt bears interest at a variable rate. Based on the $3.0 million of short-term debt outstanding as of September 30, 1998, a 10% change in interest rates would affect on the Company's results of operations.

Foreign Currency Exchange Rate Sensitivity

The Company conducts its Japanese business in Japanese yen. The Company enters into forward foreign exchange contracts primarily as an economic hedge against the short-term impact of foreign currency fluctuations of its Japanese subsidiary. These contracts are denominated in the Japanese yen. The maturities of the forward foreign exchange contracts are generally short-term in nature. The Company's forward exchange contracts are marked to market as are the underlying transactions being hedged. The impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the related impact on anticipated transactions denominated in yen. The effect of a ten percent change in foreign exchange rates on the Japanese Yen forward exchange contracts and the underlying transactions would not be material to the Company's financial condition, results of operations or the cash flows. In general, net foreign currency gains and losses have not been material.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Item 14(a)(1) and 14(a)(2) of this Form 10-K are incorporated into this Item 8 of Part II of this Form 10-K.


Unaudited Quarterly Consolidated Financial Data
Amounts In Thousands, Except Per Share Data
                                                                         Quarter

                                                      First         Second          Third          Fourth
1998
Net sales                                       $    47,002    $    45,241    $    46,572     $    41,686
Gross profit                                         23,904         23,842         24,109          19,124
Net income (loss)                                     2,604          1,415          1,489            (703)
Basic and diluted earnings (loss) per share            0.19           0.10           0.11           (0.05)

1997
Net sales                                       $    42,508    $    45,227    $    49,480     $    56,737
Gross profit                                         19,083         20,907         23,161          27,939
Net income                                            2,206          2,626          3,270           4,421
Basic and diluted earnings per share                   0.16           0.19           0.24            0.32


The fourth quarter fiscal year 1998 results were significantly impacted by pretax charges totaling $2.8 million, or $0.13 per diluted share relating to a provision for the loss on an international customer receivable, a customer return, costs associated with a canceled building project, and severance costs. The negative effect of these charges was partially offset by a reduction of the Company's effective income tax rate that increased net income by $263,000, or $0.02 per diluted share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosures

None.

                                                     PART III


Item 10. Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors of the Company:

                Name           Age                   Position
   Raymon F. Thompson           57   Chairman of the Board
   Fabio Gualandris             39   President and Chief Executive Officer
   Timothy C. Dodkin            49   Senior Vice President
                                     Managing Director, Semitool Europe, Ltd.
   William A. Freeman           55   Senior Vice President, Finance and
                                     Chief Financial Officer
   Thomas Sulzbacher            30   Vice President, Sales
   Gregory L. Perkins           55   Vice President, Operations
   Larry A. Viano               44   Treasurer, Principal Accounting Officer
                                     and Controller
   Howard E. Bateman (1)        64   Director
   Richard A. Dasen (2)         56   Director
   Daniel J. Eigeman (2)        64   Director
   John F. Osborne (1)          54   Director
   Calvin S. Robinson (1)(2)    78   Director and Secretary
-----------

(1)      Member of the Compensation and Stock Option Committee.
(2)      Member of the Audit Committee.

The following sets forth the background of each of the Company's executive officers and directors, including the principal occupation of those individuals for the past five years:

Raymon F. Thompson founded the Company in 1979 and has served as Chairman since the Company's inception. Mr. Thompson previously served as Chief Executive Officer and President. In 1979, Mr. Thompson designed, patented and introduced the first on-axis rinser/dryer for the semiconductor industry.

Fabio Gualandris has served as the Company's President and Chief Executive Officer since joining the Company in 1998. Since 1984, Mr. Gualandris has served in various positions with SGS Thompson and STMicroelectronics, the world's leading supplier of analog integrated circuits and one of the top ten worldwide semiconductor suppliers. Most recently, from 1996 to 1998, he was Director of the Automotive Business Unit of the Dedicated Products Group. From 1991 to 1996, he served as Director of Operations for a submicron semiconductor fabrication facility. Mr. Gualandris has a doctorate in physics from Milan University, Milan, Italy, and has authored several papers on semiconductor technology and research and development and production management. He also holds four patents.

Timothy C. Dodkin joined the Company in 1985 and served as the Company's European Sales Manager from 1985 to 1986. Since 1986, Mr. Dodkin has served as Managing Director of Semitool Europe, Ltd. Prior to joining the Company, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

William A. Freeman joined the Company in 1998, and is Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company and since 1995, Mr. Freeman was an independent management consultant. Prior to 1995, he worked for 22 years at Zurn Industries, Inc., a diversified manufacturing, engineering, and construction company. At Zurn, Mr. Freeman served in division management positions before being appointed Senior Vice President - Chief Financial Officer in 1986, and President in 1991. Mr. Freeman also serves on the Board of Directors of NPC International, Inc., a Nasdaq-listed company.

Thomas Sulzbacher has served as the Company's Vice President of Sales since February 1997. Mr. Sulzbacher has been with Semitool for nine years. Mr. Sulzbacher's experience in the semiconductor industry was developed through Service and Sales positions in Semitool's Bad Reichenhall, Germany office. Upon relocating to the United States in 1994, Mr. Sulzbacher managed the Magnum sales force prior to his current position. Mr. Sulzbacher is Raymon F. Thompson's son-in-law.

Gregory L. Perkins joined the Company in 1990 as Vice President, Manufacturing and, since 1994, has served as the Company's Vice President, Operations. Prior to joining the Company, Mr. Perkins served as General Manager for Modulair, Inc., a manufacturer of clean rooms, from 1987 to 1990.

Larry A. Viano joined the Company in 1985 and serves as the Company's treasurer, principal accounting officer and controller. Mr. Viano serves on the Board of Directors of Semitool Europe, Ltd. Mr. Viano, a Certified Public Accountant, also serves on the Accounting Advisory Board of the University of Montana.

Howard E. Bateman has served on the Company's Board of Directors since 1990. Mr. Bateman formerly owned and operated Entech, a Pennsylvania company that was an independent sales representative for the Company's products from 1979 to 1996.

Richard A. Dasen has served on the Company's Board of Directors since 1984. From 1974 to 1992, Mr. Dasen owned and managed Evergreen Bancorporation, a multi-bank holding company. Since 1992, Mr. Dasen has been an independent businessman.

Daniel J. Eigeman has served on the Company's Board of Directors since 1985. From 1971 to 1993, Mr. Eigeman was President of Eigeman, Hanson & Co., P.C., an accounting firm, and since 1993 has been a shareholder of Junkermier, Clark, Campanella, Stevens, P.C., CPAs. Mr. Eigeman served as President of the Montana Society of Certified Public Accountants in 1993 and currently serves as director of CPA Mutual Insurance of America, Inc.

John F. Osborne has served on the Company's Board of Directors since July 1997 and has thirty years of experience in the semiconductor industry, including 20 years in microchip manufacturing and ten years in the capital equipment industry. During the past ten years, Mr. Osborne held senior management positions at Lam Research in Fremont, CA. These positions included Vice President of Lam's Worldwide Customer Support. Mr. Osborne holds seven patents, has numerous technical and business publications, and has served on the Board of Directors of four companies.

Calvin S. Robinson has served as a director of the Company since 1982 and since February of 1996 has served as the Company's Secretary. Mr. Robinson has been of counsel to Crowley, Haughey, Hanson, Toole & Dietrich, P.L.L.P. since 1989. This firm has provided legal services to the Company since 1979. Mr. Robinson is also a director of Winter Sports, Inc.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11.  Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.    Financial Statements:

         Report of Independent Accountants

         Consolidated Balance Sheets at September 30, 1998 and
                  September 30, 1997

         Consolidated Statements of Income for the Years Ended
                  September 30, 1998, September 30, 1997, and
                  September 30, 1996

         Consolidated  Statements  of  Changes in  Shareholders'  Equity for the
                  Years Ended September 30, 1998, September 30, 1997 and September 30, 1996

         Consolidated Statements of Cash Flows for the Years Ended September 30,
                  1998, September 30, 1997 and September 30, 1996

         Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:

         Report of Independent Accountants on Financial Statement Schedules
         Schedule II - Valuation and Qualifying Accounts

3.   Exhibits:

(a) The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.                            Description

3.1     Restated Articles of Incorporation of the Company (1)
3.2 By-laws of the Company dated August 1, 1979 and related amendments to these By-laws (1)
3.3     Amended Bylaws of Semitool, Inc. (4)
3.4     Amended Bylaws of Semitool, Inc. (5)
3.5     Amended Bylaws of Semitool, Inc. (6)
3.6     Amended Bylaws of Semitool, Inc. (7)
10.3    Form of Semitool, Inc. 1994 Stock Option Plan (1)
10.5 Aircraft Lease Agreement, dated September 9, 1994, between the Company and Mr. Thompson (1)
10.6 Aircraft Lease Agreement, dated November 1, 1994, between the Company and Mr. Thompson (1)
10.12   Agreement  between the Company and the Semitool European Companies (1)
10.13 Aircraft Lease Agreement, dated April 1, 1996, between the Company and Mr. Thompson (2)
10.16 Business Loan Agreement, dated September 30, 1997, between the Company and the Bank of America NT & SA doing business as Seafirst
        Bank (5)
10.17 Promissory Note, dated September 29, 1997, between the Company and the Bank of America National Trust and Savings Association doing business as Seafirst Bank (5)
10.18 Loan Modification Agreement, dated September 29, 1997 between the Company and The Bank of America National Trust And Savings Association doing business as Seafirst Bank (5)
10.19 Loan Modification Agreement, dated October 2, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (5)
10.20 Loan Modification Agreement, dated October 2, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (5)
10.21 Promissory Note, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (6)
10.22 Mortgage, Assignment of Leases and Security Agreement, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (6)
10.23 Promissory Note, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (6)
10.24 Mortgage, Assignment of Leases and Security Agreement, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (6)
10.25 Employment Agreement between William A. Freeman and Semitool, Inc. dated February 20, 1998. (6)
10.26 Employment Agreement between Fabio Gualandris and Semitool, Inc. dated April 21, 1998. (8)
10.27 Business Loan Agreement, dated September 30, 1998, between the Company and the Bank of America NT & SA doing business as Seafirst
        Bank (8)
10.28 Promissory Note, dated September 30, 1998, between the Company and the Bank of America National Trust and Savings Association doing business as Seafirst Bank (8)
21.1    Subsidiaries of Registrant (8)
27      Financial data schedule (8)
99.1    Amended and Restated Semitool, Inc. 1994 Stock Option Plan (3)
99.2    Amended and Restated Semitool, Inc. 1994 Stock Option Plan (6)


(1) Incorporated herein by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2) Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1996.

(3) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 1997.

(4) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on form 10-Q, date of report June 30, 1997.

(5) Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1997.

(6) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on form 10-Q, date of report March 31, 1998.

(7) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on form 10-Q, date of report June 30, 1998.

(8) Filed herewith.

(b) Reports on Form 8-K. During the fourth quarter of fiscal 1998, there were no Form 8-K's filed by the Company.

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


Dated:  December 17, 1998              SEMITOOL, INC.





                                       By: /s/Fabio Gualandris
                                           ---------------------------------
                                           Fabio Gualandris
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                        Title                Date



/s/Fabio Gualandris
------------------------
Fabio Gualandris             President and Chief Executive     December 17, 1998
                             Officer
                             (Principal Executive Officer)




/s/William A. Freeman
------------------------
William A. Freeman           Senior Vice President - Finance,  December 17, 1998
                             and Chief Financial Officer




/s/Larry A. Viano
------------------------
Larry A. Viano               Controller, Treasurer and         December 17, 1998
                             Chief Accounting Officer




/s/Raymon F. Thompson
------------------------
Raymon F. Thompson           Chairman of the Board             December 17, 1998




/s/Howard E. Bateman
------------------------
Howard E. Bateman                       Director               December 17, 1998




/s/Richard A. Dasen
------------------------
Richard A. Dasen                        Director               December 17, 1998




/s/Timothy C. Dodkin
------------------------
Timothy C. Dodkin            Director and                      December 17, 1998
                             Senior Vice President




/s/Daniel J. Eigman
------------------------
Daniel J. Eigeman                       Director               December 17, 1998




/s/John F. Osborne
------------------------
John F. Osborne                         Director               December 17, 1998




/s/Calvin S. Robinson
------------------------
Calvin S. Robinson               Director and Secretary        December 17, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Semitool, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Semitool, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                           PricewaterhouseCoopers LLP


Boise, Idaho
October 29, 1998


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997
                             (Amounts in Thousands)

                                     ASSETS
                                                                                1998           1997
                                                                           -----------     -----------
Current assets:
   Cash and cash equivalents                                               $     7,287     $     5,060
   Trade receivables, less allowance for doubtful accounts
      of $1,542 and $224                                                        34,855          40,896
   Inventories                                                                  36,435          41,124
   Prepaid expenses and other current assets                                     2,052           1,771
   Deferred income taxes                                                         6,379           5,902
                                                                           -----------     -----------
         Total current assets                                                   87,008          94,753
Property, plant and equipment, net                                              36,302          33,685
Intangibles, less accumulated amortization of $2,399 and $1,460                  3,965           2,142
Other assets, net                                                                  715           1,145
                                                                           -----------     -----------
         Total assets                                                      $   127,990     $   131,725
                                                                           ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                    $     3,000     $     4,000
   Accounts payable                                                              8,987          16,735
   Accrued commissions                                                             935           1,850
   Accrued warranty and installation                                            11,970           9,820
   Accrued payroll and related benefits                                          4,240           6,164
   Other accrued liabilities                                                     2,414           1,029
   Customer advances                                                             2,380           1,722
   Income taxes payable                                                             --           2,986
   Long-term debt, current                                                         596             393
   Payable to shareholders                                                          78               7
                                                                           -----------     -----------
         Total current liabilities                                              34,600          44,706
Long-term debt, noncurrent                                                       3,836           3,364
Deferred income taxes                                                            2,860           2,075
                                                                           -----------     -----------
         Total liabilities                                                      41,296          50,145
                                                                           -----------     -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized, no
      shares issued and outstanding                                                 --              --
   Common stock, no par value, 30,000 shares authorized,
      13,792 and 13,756 shares issued and outstanding
      in 1998 and 1997                                                          41,248          40,590
   Retained earnings                                                            45,754          40,949
   Foreign currency translation adjustment                                        (308)             41
                                                                           -----------     -----------
         Total shareholders' equity                                             86,694          81,580
                                                                           -----------     -----------
         Total liabilities and shareholders' equity                        $   127,990     $   131,725
                                                                           ===========     ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                                 SEMITOOL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended September 30, 1998, 1997 and 1996
              (Amounts in Thousands, Except for Per Share Amounts)

                                                     1998            1997           1996
                                                   ----------     ----------     ----------

Net sales                                          $  180,501     $  193,952     $  174,204
Cost of sales                                          89,522        102,862         89,573
                                                   ----------     ----------     ----------
Gross profit                                           90,979         91,090         84,631
                                                   ----------     ----------     ----------

Operating expenses:
    Selling, general and administrative                58,356         49,479         40,946
    Research and development                           24,536         21,179         19,503
                                                   ----------     ----------     ----------
       Total operating expenses                        82,892         70,658         60,449
                                                   ----------     ----------     ----------

Income from operations                                  8,087         20,432         24,182
                                                   ----------     ----------     ----------

Other income (expense):
    Interest income                                        64             97            173
    Interest expense                                     (559)          (499)          (540)
    Other, net                                           (312)           168            211
                                                   ----------     ----------     ----------
                                                         (807)          (234)          (156)
                                                   ----------     ----------     ----------
Income before income taxes                              7,280         20,198         24,026
Provision for income taxes                              2,475          7,675          8,890
                                                   ----------     ----------     ----------

Net income                                         $    4,805     $   12,523     $   15,136
                                                   ==========     ==========     ==========

Earnings per share:
Basic                                              $     0.35     $     0.92     $     1.11
Diluted                                            $     0.35     $     0.91     $     1.09

Average common shares:
Basic                                                  13,783         13,676         13,651
Diluted                                                13,904         13,833         13,858


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                                 SEMITOOL, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
          EQUITY For the years ended September 30, 1998, 1997 and 1996
                             (Amounts in Thousands)

                                                                    Common Stock
                                                               ---------------------
                                                                  Number                                 Foreign
                                                                    of                    Retained      Currency
                                                                  Shares      Amount      Earnings     Translation     Total
                                                               --------------------------------------------------------------
Balance October 1, 1995                                          13,650    $  39,523    $  13,290           --     $   52,813
     Net income                                                      --           --       15,136           --         15,136
     Exercise of stock options                                        6           54           --           --             54
                                                               --------    ---------    ---------    ---------     ----------

Balance September 30, 1996                                       13,656       39,577       28,426           --         68,003
     Net income                                                      --           --       12,523           --         12,523
     Exercise of stock options                                      100        1,013           --           --          1,013
     Translation adjustment                                          --           --           --           41             41
                                                               --------    ---------    ---------    ---------     ----------

Balance September 30, 1997                                       13,756       40,590       40,949           41         81,580
     Net income                                                      --           --        4,805           --          4,805
     Exercise of stock options                                       36          342           --           --            342
     Income tax effect of nonqualified stock
         options                                                     --          316           --           --            316
     Translation adjustment                                          --           --           --         (349)          (349)
                                                               --------    ---------    ---------    ---------     ----------

Balance September 30, 1998                                       13,792    $  41,248    $  45,754         (308)    $   86,694
                                                               ========    =========    =========    =========     ==========


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1998, 1997 and 1996
                             (Amounts in Thousands)

                                                                      1998         1997         1996
                                                                   ---------    ---------    ---------

Operating activities:
  Net income                                                       $   4,805    $  12,523    $  15,136
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Loss on disposition of assets                                    623            6           59
        Depreciation and amortization                                 10,423        6,077        4,002
        Provisions for losses on accounts receivable                   1,318           (9)          20
        Deferred income tax provision (benefit)                          308         (719)      (1,093)
        Change in:
          Trade receivables, net                                       3,993       (1,653)     (10,720)
          Inventories                                                  2,593      (10,649)     (18,837)
          Prepaid expenses and other current assets                     (282)         552         (989)
          Shareholders receivable/payable                                 71          (26)         (44)
          Other assets, net                                              113         (262)         134
          Accounts payable                                            (7,234)        (442)      11,115
          Accrued commissions                                           (915)          99         (341)
          Accrued warranty and installation                            2,150        1,823        3,746
          Accrued payroll and related benefits                        (1,924)       1,132       (4,149)
          Other accrued liabilities                                      972          435       (1,427)
          Customer advances                                              660       (2,035)         808
          Income taxes payable                                        (2,670)       1,652       (1,648)
                                                                   ---------    ---------    ---------
             Net cash provided by (used in) operating
             activities                                               15,004        8,504       (4,228)
                                                                   ---------    ---------    ---------
Investing activities:
  Proceeds from the sale of marketable securities                         --           --        4,010
  Purchases of property, plant and equipment                          (9,759)      (6,174)     (10,194)
  Increase in intangible assets                                       (2,826)      (1,122)        (796)
  Increase in covenant not to compete                                     --           --       (1,200)
  Proceeds from sale of equipment                                         63           42          397
                                                                   ---------    ---------    ---------
             Net cash used in investing activities                   (12,522)      (7,254)      (7,783)
                                                                   ---------    ---------    ---------

Financing activities:
  Proceeds from exercise of stock options                                342        1,013           54
  Borrowings under line of credit                                     75,440       61,835       49,170
  Repayments under line of credit                                    (76,440)     (61,835)     (45,170)
  Proceeds from long-term debt                                         1,100          131           --
  Repayments of long-term debt                                          (410)        (385)        (924)
  Repayments of short-term debt                                         (255)          --           --
                                                                   ---------    ---------    ---------
             Net cash provided by (used in) financing activities        (223)         759        3,130
                                                                   ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents             (32)          (7)          --
                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                   2,227        2,002       (8,881)
Cash and cash equivalents at beginning of year                         5,060        3,058       11,939
                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year                           $   7,287    $   5,060    $   3,058
                                                                   =========    =========    =========


                                 SEMITOOL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the years ended September 30, 1998, 1997 and 1996
                             (Amounts in Thousands)


                                                                                1998         1997         1996
                                                                             ---------    ---------     --------
Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:
     Interest                                                                $     569    $     497     $    582
     Income taxes                                                                5,263        6,748       10,699

Supplemental disclosures of non-cash financing and
 investing activity:
     Inventory transferred to equipment                                      $   2,033    $   6,434     $  1,191
     Assets acquired by incurring debt                                             668           --           --
     Income tax effect of nonqualified stock options                               316           --           --


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                 SEMITOOL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Company Organization and Summary of Significant Accounting Policies:

      Semitool, Inc. (Semitool) and subsidiaries (the Company) designs, manufactures, markets and services equipment used in the manufacture of semiconductors as well as other products requiring similar processes including thin film heads, compact disc masters, flat panel displays and hard disk media. Semitool has various subsidiaries which operate as sales and service offices in their respective geographic areas.

      Significant accounting policies followed by the Company are:

         Principles of Consolidation

         The consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Italia SRL; Semitool Japan KK; Semitool Korea, Inc.; Semitool (Asia) Pte Ltd., (Singapore); Semitool FSC, Inc.; Semy Engineering, Inc. (Semy) and Rhetech, Inc.
         (Rhetech).


         All significant intercompany accounts and transactions are eliminated in consolidation.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

         Cash Equivalents

         The Company considers cash equivalents to consist of short-term, highly liquid investments with remaining maturities at time of purchase of three months or less. Substantially all of its cash and cash equivalents are held by major financial institutions. At times such balances may be in excess of the federal insurance limit.

         Inventories

         Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. The Company periodically reviews its inventories to identify slow moving and obsolete inventories to record such inventories at net realizable values. It is reasonably possible that the Company's estimates of net realizable values could change in the near term due to technological and other changes.

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

         Costs incurred for internally developed software products and enhancements after technological feasibility and marketability have been established for the related product are capitalized and are stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining economic life of the product, estimated at three years. Net capitalized software costs were $2,409,000 and $1,019,000 as of September 30, 1998 and 1997 and
         amortization of such costs was $877,000, $491,000 and $365,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

         The cost of patents is amortized on a straight-line basis over the lesser of 17 years or the estimated product life.

         It is reasonably possible that estimates of future gross revenues for software products, the estimated remaining product life, or both could change in the near term due to technological and other changes which would result in a reduction in the carrying value of capitalized software development costs and patents.

         Revenue Recognition

         Revenue from sales of products is generally recognized at the time the product is shipped. Service revenue is generally recognized ratably over the period of the related contract.

         Accrued Warranty and Installation

         The Company's remaining obligations at time of shipment for installation and warranty are accrued concurrently with the revenue recognized. The Company has made a provision for its warranty and installation obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company's warranty and installation obligations, including changing product designs and specifications, the ultimate amount incurred for warranty and installation costs could change in the near term from the Company's current estimate.

         Foreign Currency

         Except for Semitool Japan KK, where the functional currency was changed to the yen during the fourth quarter of 1997, the functional currency for the Company's foreign operations is the U.S. dollar, in which most of the sales and purchases are denominated. For these foreign operations, realized gains and losses from foreign currency transactions and unrealized gains and losses from re-measurement of the financial statements of the foreign operations into the functional currency are included in the consolidated statements of income.

         In July 1997, Semitool Japan KK, commenced invoicing its customers in yen, and therefore, the Company changed the functional currency from the U.S. dollar to the yen. The change in the functional currency has been accounted for prospectively commencing in the fourth quarter of 1997. Realized gains and losses are included in the consolidated statements of income and unrealized gains and losses from re-measurement of the financial statements are reflected as a component of shareholders' equity.

         Foreign Currency Exchange Contracts

         The Company uses foreign currency exchange contracts, which typically mature within one year, as part of an overall risk-management strategy. These instruments are used as an economic hedge of receivables denominated in yen. Transaction gains and losses on these contracts and the related receivables are recognized in the consolidated statements of income. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. Because the impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the related impact on the underlying items being hedged, net foreign currency gains and losses on these transactions have not been material. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

         As of September 30, 1998 and 1997, the Company had foreign currency exchange contracts maturing at various dates in 1998 and 1999 to sell 570,520,250 and 304,300,265 yen at contracted forward rates. The Company had no outstanding foreign currency exchange contracts at September 30, 1996.

         Research and Development Costs

         Costs of research and development are expensed as incurred.

         Earnings Per Share

         The Company adopted Statements of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share" in fiscal 1998. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents. Common equivalent shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effects of antidilutive stock options. Historical per share amounts have been restated in accordance with SFAS No. 128.

         The following table sets forth the computation of basic and diluted earnings per common share for the years ended September 30, 1998, 1997 and 1996 (in thousands):

                                                                          1998       1997       1996
         Numerator:
           Net income used for basic and diluted earnings per share     $   4,805  $  12,523  $  15,136
                                                                        =========  =========  =========

         Denominator:
           Average common shares used for basic earnings per share         13,783     13,676     13,651
           Effects of dilutive stock options                                  121        157        207
                                                                        ---------  ---------  ---------

         Denominator for diluted earnings per share                        13,904     13,833     13,858
                                                                        =========  =========  =========

         New Accounting Pronouncements

         In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS
         130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the presentation of its financial statements.

         In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS
         131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in its financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has not yet determined the effect this standard will have on the form of presentation of its financial statements.

         In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
         133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect the adoption of this standard will have on the financial condition, results of operations, and cash flows of the Company.

         In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company does not believe the application of this standard will have a material effect on the results of operations, financial condition or cash flows of the Company.


2.    Inventories:

      Inventories at September 30, 1998 and 1997 are summarized as follows (in thousands):

                                                           1998           1997

         Parts and raw materials                        $   22,334    $   22,028
         Work-in-process                                     8,344        14,869
         Finished goods                                      5,757         4,227
                                                        ----------    ----------

                                                        $   36,435    $   41,124
                                                        ==========    ==========


3.    Property, Plant and Equipment:

      Property, plant and equipment at September 30, 1998 and 1997 is summarized as follows (in thousands):
                                                            1998         1997

        Buildings and improvements                       $  15,337   $   13,892
        Machinery and equipment                             20,955       16,638
        Furniture, fixtures and leasehold improvements      11,534       10,206
        Vehicles and aircraft                                6,702        5,577
                                                         ---------   ----------
                                                            54,528       46,313
        Less accumulated depreciation and amortization     (24,240)     (15,460)
                                                           -------   ----------
                                                            30,288       30,853
        Land and land improvements                           6,014        2,832
                                                         ---------   ----------

                                                         $  36,302   $   33,685
                                                         =========   ==========


4.    Note Payable to Bank:

      The Company has an uncollateralized line of credit totaling $25 million under an agreement with Seafirst Bank (Seafirst). Borrowings under the line of credit bear interest at the bank's prime lending rate (8.25% at September 30, 1998) with the line of credit expiring on April 1, 2001. The line of credit requires monthly interest payments only, until April 1, 2001 with the then outstanding balance repayable in monthly principal and interest payments over a three-year period ending April 1, 2004. At September 30, 1998, there were $3 million of advances outstanding on the line of credit. The line of credit agreement provides for a quarterly commitment fee on any unused portion. Additionally, the agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.


5.    Long-Term Debt:

      Long-term debt at September 30, 1998 is summarized as follows (in thousands):

         Mortgage term note  payable in monthly  installments  of
            $23  including interest at a blended rate of 5.5%, maturing on
            September 1, 2014 (A)                                             $    2,880
         Mortgage term note payable in monthly installments of
            $25 including interest at a blended rate of 4.7%, maturing on
            December 1, 1999 (A)                                                     364
         Japanese yen term note payable in a single payment of
            14,471 Japanese yen due on April 5, 1999.  Interest accrues at a fixed rate of 2.9% per annum and is payable in arrears, on
            various dates, until repaid in full                                      106
         Mortgage term note payable to CoreStates Bank, N.A. in monthly installments of $6, including interest at 7.5% until
            March 30, 2005 and thereafter at the Bank's national commercial
            rate plus 1.0% per annum, maturing on March 30, 2008. (B)                522
         Mortgage term note payable to CoreStates Bank, N.A. in a single payment of $560 on November 30, 1998.  Interest at the Bank's
            national commercial rate (8.5% at September 30, 1998)
            plus 0.5% per annum is payable monthly. (B)                              560
                                                                              ----------
                                                                                   4,432
         Less current portion                                                        596
                                                                              ----------
                                                                              $    3,836
                                                                              ==========

      (A) The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Seafirst providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company's chairman, and are subject to the restrictive covenants described in Note 4.

      (B) The mortgage term notes payable to CoreStates Bank N.A. are collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. The Company has received final approval from the Pennsylvania Industrial Development Authority (PIDA) for a $560,000 ten-year term loan bearing interest at 4.25% per annum, which will pay in full the $560,000 term note payable on or before November 30, 1998. Accordingly, the $560,000 term note payable has been classified as long-term as of September 30, 1998.

      Principal maturities for long-term debt outstanding at September 30, 1998, are summarized as follows (in thousands):

                         Year Ending
                        September 30,

                            1999                                 $    596
                            2000                                      282
                            2001                                      224
                            2002                                      239
                            2003                                      255
                         Thereafter                                 2,836
                                                                 --------
                                                                 $  4,432
                                                                 ========





6.    Employee Benefit and Stock Option Plans:

      Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee's voluntary contribution up to 5% of the employee's compensation. Semitool may also make non-matching contributions to the plan, which are determined annually by the Board of Directors. Total profit sharing contribution cost for this plan was approximately $1,080,000, $1,115,000 and $639,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

      Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member's personal pension plan with a United Kingdom insurance company. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee's salary. The total pension cost for this plan for the years ended September 30, 1998, 1997 and 1996 approximated $59,000, $37,000 and $23,000, respectively.

      The Company's other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

      In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). A total of 900,000 shares of common stock were reserved for issuance under the Option Plan. In February 1997 and again in 1998, the Option Plan was amended to increase the number of shares of common stock available for issuance thereunder by 200,000 shares per amendment for a total increase of 400,000. The total shares reserved for the Option Plan is 1,300,000 at September 30, 1998. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers, directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004 unless terminated earlier at the discretion of the Board of Directors. At September 30, 1998, 233,490 shares were available for future issuance under the Option Plan. No compensation expense has been recognized in 1998, 1997 or 1996 under the Option Plan.

      The following summary shows stock option activity for the three years ended September 30, 1998:

                                                                      Weighted-
                                                                        Average
                                          Number of              Exercise Price
     Stock Option Activity                   Shares                   per Share
     ----------------------     -------------------           -----------------
     October 1, 1995                        512,485                       $8.73
     Granted                                179,000                      $14.26
     Exercised                               (5,675)                      $8.93
     Forfeited                              (50,000)                     $10.90
                                -------------------           -----------------

     September 30, 1996                     635,810                      $10.12
     Granted                                163,000                      $10.54
     Exercised                              (99,937)                     $10.14
     Forfeited                             (100,550)                     $10.66
                                -------------------           -----------------

     September 30, 1997                     598,323                      $10.14
     Granted                                429,500                      $11.28
     Exercised                              (36,509)                      $9.36
     Forfeited                             (125,640)                     $11.73
                                -------------------           -----------------

     September 30, 1998                     865,674                      $10.51
                                ===================           =================


     The following tables summarize information about stock options outstanding at September 30, 1998:

                                             Options Outstanding
                        --------------------------------------------------------
                                                        Weighted-
                                                          Average      Weighted-
                                                        Remaining        Average
                                         Number       Contractual       Exercise
Range of                         Outstanding at              Life          Price
Exercise Prices              September 30, 1998        (in years)      per Share
---------------------   -----------------------   ---------------   ------------

  $6.38 -     $9.25                     388,074               7.1          $8.63
  $9.75 -    $14.63                     452,200               8.9         $11.85
 $15.00 -    $16.25                      25,400               8.1         $15.23
                        -----------------------   ---------------   ------------

                                        865,674               8.1         $10.51
                        =======================   ===============   ============



                                             Options Exercisable
                        --------------------------------------------------------
                                                                       Weighted-
                                                                         Average
                                         Number                         Exercise
Range of                         Exercisable at                            Price
Exercise Prices              September 30, 1998                        per Share
------------------      -----------------------                    -------------
 $6.38 -     $9.25                      192,542                            $8.67
 $9.75 -    $14.63                       91,675                           $12.16
$15.00 -    $16.25                       15,250                           $15.27
                        -----------------------                    -------------

                                        299,467                           $10.07
                        =======================                    =============


The number and weighted-average exercise prices of options exercisable at September 30, 1998, 1997 and 1996 are summarized as follows:

                                                    1998       1997       1996

Number exercisable                                 299,467    196,637    161,898

Weighted-average exercise price per share           $10.07      $9.72      $9.53

      The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received a tax benefit associated with those options of $316,000 in 1998 which has been recorded as additional capital.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the Option Plan been determined based on the fair value of awards in fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except for per share amounts):


                                                1998         1997         1996

Net income:
   As reported                              $    4,805   $   12,523   $   15,136
   Pro forma                                $    4,526   $   12,275   $   15,021

Diluted earnings per share:
   As reported                              $     0.35   $     0.91   $     1.09
   Pro forma                                $     0.33   $     0.89   $     1.08


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 66.0%, 67.8% and 67.8%; risk-free interest rates of 5.49%, 6.31% and 6.07%; and expected lives of 4.9, 4.6 and 4.5 years. The weighted-average fair value of stock options granted during the years ended September 30, 1998, 1997 and 1996, was $6.69, $6.31 and $8.46, respectively.


7.    Income Taxes:

      The provision for income taxes for the years ended September 30, 1998, 1997 and 1996 consists of the following (in thousands):

                                             1998           1997         1996
         Federal:
              Current                     $   1,487     $    7,643    $   7,882
              Deferred                          231           (643)        (551)
         State:
              Current                           489            899        1,776
              Deferred                           77            (76)         (67)
         Foreign:
              Current                           191           (148)         325
              Deferred                           --             --         (475)
                                          ---------     ----------    ---------

                                          $   2,475     $    7,675    $   8,890
                                          =========     ==========    =========


      Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 1998, 1997 and 1996 are as follows (in thousands):


                                              1998          1997         1996

         Domestic                         $   6,897     $   22,245    $  24,277
         Foreign                                383         (2,047)        (251)
                                          ---------     ----------    ---------
                                          $   7,280     $   20,198    $  24,026
                                          =========     ==========    =========


      The components of the deferred tax assets and liabilities as of September 30, 1998 and 1997 are as follows (in thousands):


                                                       1998             1997
       Deferred tax assets:
            Accrued warranty and installation       $   3,900         $   3,204
            Other accrued liabilities                     700             1,127
            Inventory                                     939               816
            Foreign net operating loss carryovers         708               475
            Covenant not to compete                       216               132
            Other                                         149               148
                                                    ---------------------------
       Total deferred tax assets                        6,612             5,902
       Less valuation allowance                          (233)               --
                                                    ---------------------------
       Net deferred tax assets                          6,379             5,902
                                                    ---------------------------

       Deferred tax liabilities:
            Depreciation and amortization              (2,820)           (2,075)
            Other                                         (40)               --
                                                    ---------------------------
       Total deferred tax liabilities                  (2,860)           (2,075)
                                                    ---------------------------
       Net deferred tax asset                       $   3,519         $   3,827
                                                    ===========================


      The Company has established a valuation allowance of $233,000 at September 30, 1998 to reduce the deferred tax asset related to the net operating loss carryforwards in its Korean and Singapore subsidiaries. The Company does not believe a valuation allowance is necessary at September 30, 1997 to reduce the deferred tax asset as this asset will more likely than not be realized through the ability to recover prior income taxes paid or the generation of future taxable income.

      The differences between the consolidated provision for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 1998, 1997 and 1996 are as follows (in thousands):

                                                           1998        1997        1996

         Amount computed using the statutory rate        $  2,475    $  7,069    $  8,409
         Increase (decrease) in taxes resulting from:
            State taxes, net of federal benefit               374         959       1,155
            Effect of foreign taxes                            73         569         (62)
            Research and experimentation credit              (790)       (863)       (355)
            Foreign sales corporation benefit                (272)       (822)       (695)
            Valuation allowance                               233          --          --
            Other, net                                        382         763         438
                                                         --------    --------    --------
                                                         $  2,475    $  7,675    $  8,890
                                                         ========    ========    ========



8.    Related Party Transactions:

      Semitool has agreements with Mr. Raymon F. Thompson, the Company's chairman and a shareholder, to lease aircraft. Under these agreements, rent expense was approximately $1,273,200, $1,276,600 and $1,158,000 for the years ended September 30, 1998, 1997 and 1996, respectively. The rental rate for fiscal 1999 will be $22,000 per month.

      Periodically, Semitool advances funds to Mr. Thompson and pays certain expenses for the benefit of Mr. Thompson. These advances are offset by amounts payable to Mr. Thompson under the agreements described in the preceding paragraph. Net advances to (from) Mr. Thompson are charged interest at the federal funds short-term rate. Associated with these advances, Mr. Thompson paid the Company interest of $3,932 in 1998 and received approximately $2,000 of interest income in 1996.

      Semitool purchased raw materials approximating $441,000, $720,000, and $651,000 for the years ended September 30, 1998, 1997 and 1996, respectively, from a company previously owned by Mr. Thompson. Mr. Thompson sold his holdings of this company in January of 1998.


9.    Commitments and Contingencies:

      The Company has various operating lease agreements for equipment and office space that expire through the year 2003. Total rent expense for the years ended September 30, 1998, 1997 and 1996, exclusive of amounts paid to a related party as described in Note 8, was approximately $1,085,000, $1,305,000, and $950,000, respectively. At September 30, 1998, future rental payments under these agreements and the aircraft leases described in Note 8 are as follows (in thousands):



                                   Year Ending
                                  September 30,                Total

                                    1999                      $  1,152
                                    2000                           794
                                    2001                           436
                                    2002                           308
                                    2003                           139
                                 Thereafter                         19
                                                              --------
                                                              $  2,848
                                                              ========

      On July  17,  1998  an  agreement  to  settle  was  reached  in a  Montana securities class action (Case No. DV-96-124A) filed in the Montana Eleventh Judicial District Court. Flathead County, Kalispell, Montana. A Stipulation of Settlement was presented to the District Court for its preliminary approval on August 25, 1998. In connection with the settlement, the plaintiff class has also agreed to dismiss with prejudice their alleged claims against the Company and its Chairman, Raymon F. Thompson. Insurance policies will fully fund the class action settlement. The settlement was conditioned upon the District Court's approval and a judgment settling all claims became final on October 27, 1998.

      A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against the Company. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. The Company believes the lawsuit to be without merit and intends to contest the action vigorously. However, given the inherent uncertainty of litigation and the early stages of discovery, there can be no assurance that the ultimate outcome will be in the Company's favor, or that if the ultimate outcome is not in the Company's favor, that such an outcome, the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

      10. Concentration of Credit Risk and Foreign Operations:

      At September 30, 1998 and 1997, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $15.9 million and $11.7 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

      Consolidated sales to one major customer, represented 10.9% of total consolidated sales for the year ended September 30, 1997. No other customer represented more than 10% of total consolidated sales for any period presented.


      Summarized data for the Company's foreign operations for the years ended September 30, 1998, 1997 and 1996 are as follows (in thousands):


                                                                Income (loss)
                                                                    from           Total
                                                  Net Sales      operations       assets
                                                --------------------------------------------
      1998:
              United States                     $     117,962  $       7,297  $      101,485
              Europe                                   46,765            327          17,267
              Other foreign operations                 15,774           (167)          9,238
                                                --------------------------------------------
                                                $     180,501  $       8,087  $      127,990
                                                ============================================

      1997:
              United States                     $     152,940  $      22,478  $      110,581
              Europe                                   38,021         (1,146)         18,711
              Other foreign operations                  2,991           (900)          2,433
                                                --------------------------------------------
                                                $     193,952  $      20,432  $      131,725
                                                ============================================

      1996:
              United States                     $     124,918  $      24,898  $       90,168
              Europe                                   49,197            332          23,472
              Other foreign operations                     89         (1,048)          1,314
                                                --------------------------------------------
                                                $     174,204  $      24,182  $      114,954
                                                ============================================


      Export sales to unaffiliated customers from the Company's United States operations were approximately $6.7 million, $27.9 million and $27.2 million for the years ended September 30, 1998, 1997 and 1996, respectively.


11.   Preferred Stock:

      The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.


12.   Financial Instruments and Fair Values:

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

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 1998 and 1997 for which it is practicable to estimate that value:

         Cash and Cash Equivalents - The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

         Payable to Shareholder - The carrying value of the shareholder payable approximates fair value due to the fact that the note carries a variable interest rate.

         Note Payable to Bank - The carrying value of the note payable to bank approximates fair value due to the fact that the note bears a negotiated variable interest rate.

         Long-Term Debt - The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 8.25% which the Company could currently obtain for debt with similar remaining maturities.

      The estimated fair value of financial instruments at September 30, 1998 and 1997, consisted of the following (in thousands):

                                                 1998                        1997
                                        Carrying       Fair          Carrying       Fair
                                         Amount        Value          Amount        Value
                                       ----------------------      ----------------------
         Cash and cash equivalents     $  7,287     $   7,287      $   5,060    $   5,060
         Payable to shareholder              78            78              7            7
         Note payable to bank             3,000         3,000          4,000        4,000
         Long-term debt                   4,432         3,927          3,757        3,182





                                  Exhibit Index


Exhibit No.                                 Description

3.1     Restated Articles of Incorporation of the Company (1)
3.2 By-laws of the Company dated August 1, 1979 and related amendments to these By-laws (1)
3.3     Amended Bylaws of Semitool, Inc. (4)
3.4     Amended Bylaws of Semitool, Inc. (5)
3.5     Amended Bylaws of Semitool, Inc. (6)
3.6     Amended Bylaws of Semitool, Inc. (7)
10.3    Form of Semitool, Inc. 1994 Stock Option Plan (1)
10.5 Aircraft Lease Agreement, dated September 9, 1994, between the Company and Mr. Thompson (1)
10.6 Aircraft Lease Agreement, dated November 1, 1994, between the Company and Mr. Thompson (1)
10.12   Agreement  between the Company and the Semitool European Companies (1)
10.13   Aircraft Lease Agreement, dated April, 1996, between the Company and
        Mr. Thompson (2)
10.16 Business Loan Agreement, dated September 30, 1997, between the Company and the Bank of America NT & SA doing business as Seafirst Bank (5)
10.17 Promissory Note, dated September 29, 1997, between the Company and the Bank of America National Trust and Savings Association doing business as Seafirst Bank (5)
10.18 Loan Modification Agreement, dated September 29, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (5)
10.19 Loan Modification Agreement, dated October 2, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (5)
10.20 Loan Modification Agreement, dated October 2, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (5)
10.21 Promissory Note, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (6)
10.22 Mortgage Assignment of Leases and Security Agreement, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A(6)
10.23 Promissory Note, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (6)
10.24 Mortgage Assignment of Leases and Securities Agreement, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A.(6)
10.25 Employment Agreement between William A. Freeman and Semitool, Inc. dated February 20, 1998. (6)
10.26 Employment Agreement between Fabio Gualandris and Semitool, Inc. dated April 21, 1998. (8)
10.27   Business Loan Agreement,  dated September 30, 1998,  between the
        Company and the Bank of America NT & SA doing business as Seafirst Bank (8)
10.28 Promissory Note, dated September 30, 1998, between the Company and the Bank of America National Trust and Savings Association doing business as Seafirst Bank (8)
21.1    Subsidiaries of Registrant (8)
27      Financial data schedule (8)
99.1    Amended and Restated Semitool, Inc. 1994 Stock Option Plan (3)
99.2    Amended and Restated Semitool, Inc. 1994 Stock Option Plan (6)


          (1) Incorporated herein by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

          (2) Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1996.

          (3) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 1997.

          (4) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 1997.

          (5) Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1997.

          (6) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, dated of report March 31, 1998.

          (7) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on form 10-Q, date of report June 30, 1998.

          (8) Filed herewith.





                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors and Shareholders
Semitool, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 29, 1998 of Semitool, Inc. and subsidiaries (which report and consolidated financial statements are included elsewhere in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                PricewaterhouseCoopers LLP

Boise, Idaho
October 29, 1998