Form 10-Q
period 1998-12-31
SEMITOOL INC
filed 1999-02-12
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1998

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

           Title                              Outstanding as of February 9, 1999
       Common Stock                                        13,792,023

Part I.  Financial Information
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Amounts)

                                                                           December 31,      September 30,
                                         ASSETS                                1998              1998
                                                                         ----------------  ---------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $    6,549        $   7,287
    Trade receivables, less allowance for doubtful accounts
     of $1,515 and $1,564                                                          31,101           34,855
    Inventories                                                                    31,716           36,435
    Prepaid expenses and other current assets                                       2,352            2,052
    Deferred income taxes                                                           6,379            6,379
                                                                         ----------------  ---------------
       Total current assets                                                        78,097           87,008
Property, plant and equipment, net                                                 36,740           36,302
Intangibles, less accumulated amortization of $2,714 and $2,399                     3,754            3,965
Other assets, net                                                                     673              715
                                                                         ----------------  ---------------
       Total assets                                                            $  119,264        $ 127,990
                                                                         ================  ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                       $    1,000        $   3,000
    Accounts payable                                                                5,982            8,987
    Accrued commissions                                                               988              935
    Accrued warranty and installation                                              10,543           11,970
    Accrued payroll and related benefits                                            3,388            4,240
    Other accrued liabilities                                                       2,280            2,414
    Customer advances                                                               1,614            2,380
    Long-term debt, due within one year                                               605              596
    Payable to shareholder                                                             16               78
                                                                         ----------------  ---------------
       Total current liabilities                                                   26,416           34,600
Long-term debt, due after one year                                                  3,713            3,836
Deferred income taxes                                                               2,860            2,860
                                                                         ----------------  ---------------
       Total liabilities                                                           32,989           41,296
                                                                         ----------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                  --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,792,023 shares issued and outstanding in both periods                      41,248           41,248
    Retained earnings                                                              44,613           45,754
    Accumulated other comprehensive income (loss)                                     414             (308)
                                                                         ----------------  ---------------
       Total shareholders' equity                                                  86,275           86,694
                                                                         ----------------  ---------------
       Total liabilities and shareholders' equity                              $  119,264        $ 127,990
                                                                         ================  ===============

       The   accompanying   notes  are  an  integral  part  of  the consolidated
       financial statements.


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (Amounts in Thousands, Except for Per Share Amounts)

                                                          Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1998            1997
                                                      -----------    -----------
Net sales                                             $    30,422    $    47,002
Cost of sales                                              15,685         23,098
                                                      -----------    -----------
Gross profit                                               14,737         23,904
                                                      -----------    -----------

Operating expenses:
    Selling, general and administrative                    11,657         13,704
    Research and development                                5,549          6,127
                                                      -----------    -----------
       Total operating expenses                            17,206         19,831
                                                      -----------    -----------

Income (loss) from operations                              (2,469)         4,073
Other income (expense), net                                   741             61
                                                      -----------    -----------
Income (loss) before income taxes                          (1,728)         4,134
Income taxes                                                 (587)         1,530
                                                      -----------    -----------

Net income (loss)                                     $    (1,141)   $     2,604
                                                      ===========    ===========

Earnings (loss) per share:
Basic                                                 $     (0.08)   $      0.19
                                                      ===========    ===========
Diluted                                               $     (0.08)   $      0.19
                                                      ===========    ===========

Average common shares:
Basic                                                      13,792         13,770
Diluted                                                    13,792         13,998


The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                              Three Months Ended
                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                            1998              1997
                                                                                        -------------     -------------
Operating activities:
Net income (loss)                                                                         $    (1,141)      $     2,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    (Gain) loss on sale of equipment                                                              275               (10)
    Depreciation and amortization                                                               2,561             2,482
    Provision for losses on accounts receivable                                                   (49)               --
    Change in:
       Trade receivables                                                                        5,843             3,815
       Inventories                                                                              3,774            (2,682)
       Prepaid expenses and other current assets                                                 (263)              416
       Other assets                                                                               (15)               36
       Accounts payable                                                                        (5,161)           (4,317)
       Accrued commissions                                                                         53              (836)
       Accrued warranty and installation                                                       (1,427)              472
       Accrued payroll and related benefits                                                      (883)           (1,337)
       Other accrued liabilities                                                                  279                74
       Customer advances                                                                         (770)              754
       Income taxes payable                                                                        --              (397)
       Shareholder payable                                                                        (62)               17
                                                                                        -------------     -------------
          Net cash provided by operating activities                                             3,014             1,091
                                                                                        -------------     -------------

Investing activities:
    Purchases of property, plant and equipment                                                 (1,405)           (4,627)
    Increase in intangible assets                                                                (103)             (835)
    Proceeds from sale of equipment                                                                 6                29
                                                                                        -------------     -------------
          Net cash (used in) investing activities                                              (1,502)           (5,433)
                                                                                        -------------     -------------

Financing activities:
    Proceeds from exercise of stock options                                                        --               137
    Borrowings under line of credit                                                             1,000            26,300
    Repayments under line of credit                                                            (3,000)          (24,300)
    Repayments of long-term debt                                                                 (114)              (96)
    Repayments of short-term debt                                                                (413)               --
                                                                                        -------------     -------------
          Net cash provided by (used in) financing activities                                  (2,527)            2,041
                                                                                        -------------     -------------

Effect of exchange rate changes on cash and cash equivalents                                      277               (20)
                                                                                        -------------     -------------

Net decrease in cash and cash equivalents                                                        (738)           (2,321)
Cash and cash equivalents at beginning of period                                                7,287             5,060
                                                                                        -------------     -------------
Cash and cash equivalents at end of period                                                $     6,549       $     2,739
                                                                                        =============     =============

The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Semitool, Inc., (the Company) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1998 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 1998 has been prepared from the books and records without audit. Financial information as of September 30, 1998 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of December 31, 1998, the consolidated results of operations for the three month periods ended December 31, 1998 and 1997 and the consolidated cash flows for the three month periods ended December 31, 1998 and 1997. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect the adoption of this standard will have on the financial condition, results of operations, and cash flows of the Company.

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

Note 3.  Inventories

Inventories are summarized as follows (in thousands):


                                    December 31, 1998         September 30, 1998
                                 ----------------------    ---------------------

   Parts and raw materials                $    20,999                $    22,334
   Work-in-process                              5,964                      8,344
   Finished goods                               4,753                      5,757
                                 ----------------------    ---------------------
                                          $    31,716                $    36,435
                                 ======================    =====================



During the three months ended December 31, 1998 and 1997, $1,444,000 and $1,438,000, respectively, of finished goods inventory was transferred to property, plant and equipment.


Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):


                                                         Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                        1998            1997
                                                     -----------    -----------
   Federal                                           $      (525)   $     1,621
   State                                                     (62)           197
   Foreign                                                    --           (288)
                                                     -----------    -----------
   Total                                             $      (587)   $     1,530
                                                     ===========    ===========




Note 5.  Contingency

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


Note 6.  Earnings (Loss) Per Common Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands, except for per share amounts):


                                                          Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1998            1997
                                                      -----------    -----------
Numerator:
  Net income (loss) for basic and diluted earnings
     (loss) per share                                 $    (1,141)   $     2,604
                                                      ===========    ===========

Denominator:
  Average common shares used for basic
     earnings (loss) per share                             13,792         13,770
  Effect of dilutive stock options:                            --            228
                                                      -----------    -----------
Denominator for diluted earnings (loss) per share          13,792         13,998
                                                      ===========    ===========



The effect of stock options were not included in the calculation of the diluted loss per share for the three months ended December 31, 1998 because their inclusion would have been anti-dilutive due to the net loss.


Note 7.  Comprehensive Income (Loss).

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of the first quarter of fiscal 1999. The adoption of this statement had no impact on the Company's current or previously reported net income (loss) or shareholders' equity.


                                                          Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1998            1997
                                                      -----------    -----------

   Net income (loss)                                       (1,141)         2,604
   Foreign currency translation adjustment                    722            317
                                                      -----------    -----------

   Comprehensive income (loss)                               (419)         2,921
                                                      ===========    ===========



Accumulated  other  comprehensive  income (loss)  presented in the  accompanying
consolidated   balance  sheets  consists  of  the  cumulative  foreign  currency translation adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding use of sales, service and support organizations, gross margins, research and development, costs of manufacturing, future balances, and effects of new accounting standards, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1999 COMPARED WITH FIRST QUARTER OF FISCAL 1998

Net Sales. Net sales consist of revenues from sales of equipment, spare parts, software and service contracts. Net sales decreased 35.3% to $30.4 million in the first quarter of fiscal 1999 from $47.0 million for the same period in fiscal 1998. Sales in the first quarter of fiscal 1999 were down in all product categories except Electrochemical Deposition (ECD) which more than doubled to $8.5 million and Supervisory Systems which were up 29.9% to $3.2 million. Surface preparation equipment sales were down 40.7%.

Gross Profit. Gross margin was 48.4% of net sales in the first quarter of fiscal 1999 compared to 50.9% of net sales for the same period in fiscal 1998. The decline in gross margin was due to a lower level of cost absorption caused by reduced manufacturing activity which was only partially offset by overhead cost reductions. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 38.3% of net sales in the first quarter of fiscal 1999 compared to 29.2% of net sales for the same period in fiscal 1998. The Company's SG&A expenses decreased to $11.7 million in the first quarter of fiscal 1999 from $13.7 million for the same period in fiscal 1998. The decrease in SG&A expenses primarily reflects cost reductions in response to lower business levels. A substantial portion of the Company's SG&A expense is fixed in the short term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expense was $5.5 million (18.2% of net sales) in the first quarter of fiscal 1999 as compared to $6.1 million (13.0% of net sales) for the same period in fiscal 1998.

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

Other Income (Expense), Net. Other income (expense), net was a net other income of $741,000 in the first quarter of fiscal 1999, which includes foreign exchange gain of $742,000, compared to a net other income of $61,000 for the same period in fiscal 1998.

Income Taxes. Income taxes for the first fiscal quarter of 1999 were a $587,000 tax benefit and a $1.5 million provision for the first fiscal quarter of 1998. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which is estimated to be 34% in the first fiscal quarter of 1999 and 37% in fiscal 1998.

Backlog. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Sales backlog was approximately $22.2 million at December 31, 1998 compared to $59.8 million at December 31, 1997.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

The continuing market weakness and the low orders backlog level at the beginning of fiscal 1999 limits the Company's visibility into fiscal 1999, however, the Company will likely have substantially lower sales and possibly a net loss for the fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect the adoption of this standard will have on the financial condition, results of operations, and cash flows of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $3.0 million during the first three months of fiscal 1999, compared to $1.1 million provided in the same period in fiscal 1998. During the first three months of fiscal 1999 the Company's inventory decreased $3.8 million to $31.7 million. A decrease in trade receivables of $5.8 million was partially offset by a decrease in accounts payable of $5.2 million. The Company expects future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

Investing activities consisted primarily of $1.4 million of property, plant and equipment acquisitions. Major additions included a building and land, $1 million, purchased in Phoenix, AZ for Semy Engineering operations. Financing activities included $2.0 million in net repayments under the Company's $25.0 million revolving line of credit.

As of December 31, 1998, the Company's principal sources of liquidity consisted of approximately $6.5 million of cash and cash equivalents, $24.0 million available under the Company's $25 million revolving line of credit, which was renewed during the fourth quarter of fiscal 1998. The credit facility is with Seafirst Bank and bears interest at the bank's prime lending rate. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The revolving line of credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

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

YEAR 2000

The status of the Company's Year 2000 (Y2K) readiness project is presented below:

 1.  Planning (completed July 1998)
 2.  Assessment (completed October 1998)
 3.  Testing  (in  progress,  scheduled  to  be  completed  March  1999)
 4.  Repairs/Reinstallations (in progress, scheduled to be completed March 1999)
 5.  Retesting  (in  progress,  scheduled  to be  completed  June  1999)
 6.  Contingency plans (June 1999 - October 1999).

The Company is currently in the testing phase with its IT systems, non-IT systems, and its customers and suppliers. The Company is using test procedures developed by Sematech, a semiconductor industry consortium, for its IT systems. All mission critical IT systems have been tested and are Y2K ready.

Some of the Company's equipment and the fab supervisory systems that it sells contain hardware and software components that are subject to the Y2K problem. The Company is currently in the testing, repairs/reinstallation and retesting phases with its products. All products shipped since April 11, 1998 are Y2K ready and most of the products shipped prior to that date have upgrades available or installed. The installed upgrades have been retested.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Sensitivity

The Company as of December 31, 1998 has approximately $4.3 million in long-term debt and approximately $1.0 million in short-term debt. The Company's long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of its fixed rate long-term debt. The Company believes that a 10% change in the long-term interest rate would not have a material effect on the Company's financial condition or result of operations. The Company's short-term debt bears interest at a variable rate. Based on the $1.0 million of short-term debt outstanding as of December 31, 1998, a 10% change in interest rates would not have a material affect on the Company's results of operations.

Foreign Currency Exchange Rate Sensitivity

The Company conducts its Japanese business in Japanese yen. The Company enters into forward foreign exchange contracts primarily as an economic hedge against the short-term impact of foreign currency fluctuations of its Japanese subsidiary. These contracts are denominated in Japanese yen. The maturities of the forward foreign exchange contracts are generally short-term in nature. The Company's forward exchange contracts are marked-to-market as are the underlying transactions being hedged. The impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the related impact on anticipated transactions denominated in yen. Given the historic average level of hedging, the effect of a ten percent change in foreign exchange rates on the Japanese Yen would not be material to the Company's financial condition, results of operations or the cash flows. However, during the quarter the Company had significant assets denominated in Japanese Yen that were not hedged. The Yen during the quarter increased in value as compared to the US dollar by 17%. This change resulted in a foreign exchange gain of $742,000 which was reported in other income on the statement of operations.

LITIGATION

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



                                 SEMITOOL, INC.


                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 9, 1999, the following proposals were adopted:

1. To elect six directors of the Company to serve until the 2000 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

                                              Votes                 Votes
                                               For                Withheld
                                            -----------           --------

         Raymon F. Thompson                  7,976,222             52,485
         Howard E. Bateman                   7,975,713             52,994
         Richard A. Dasen                    7,976,243             52,464
         Timothy C. Dodkin                   7,972,913             55,794
         Daniel J. Eigeman                   7,970,963             57,744
         Calvin S. Robinson                  7,971,363             57,344


2. To ratify and approve an amendment to the Amended and Restated Semitool, Inc. 1994 Stock Option Plan, as amended to increase the number of shares of Common Stock available for issuance thereunder by 200,000 shares from 1,300,000 shares to 1,500,000 shares.

             For                     Against                   Abstain
         -----------               -----------               -----------

          7,833,579                  165,670                   29,458


3. To ratify the appointment of PricewaterhouseCoopers, LLP independent auditors for the Company for the fiscal year ending September 30, 1999.

             For                     Against                   Abstain
         -----------               -----------               -----------

          7,974,938                  16,332                    37,437

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
       (3.6)    Amended By-Laws of Semitool, Inc.
       (27)     Financial Data Schedule for Form 10-Q dated December 31, 1998.


(b)  Reports on Form 8-K:
       There were no reports on Form 8-K filed during the three months ended December 31, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SEMITOOL, INC.
                                 --------------
                                  (Registrant)




Date: February 11, 1999            By /s/William A. Freeman
                                      ------------------------------------------
                                      William A. Freeman
                                      Vice President and Chief Financial Officer



                                   By /s/Larry A. Viano
                                      ------------------------------------------
                                      Larry A. Viano
                                      Chief Accounting Officer