Form 10-Q
period 1999-03-31
SEMITOOL INC
filed 1999-05-12
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended March 31, 1999

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

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

           Title                                Outstanding as of April 28, 1999
       Common Stock                                          13,792,023

Part I.  Financial Information
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Amounts)

                                                                                March 31,       September 30,
                                         ASSETS                                   1999              1998
                                                                            ----------------  ---------------
                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $     8,340      $     7,287
    Trade receivables, less allowance for doubtful
     accounts of $1,484 and $1,564                                                    24,797           34,855
    Inventories                                                                       32,866           36,435
    Prepaid expenses and other current assets                                          4,580            2,052
    Deferred income taxes                                                              6,379            6,379
                                                                            ----------------  ---------------
       Total current assets                                                           76,962           87,008
Property, plant and equipment, net                                                    34,145           36,302
Intangibles, less accumulated amortization of $3,028 and $2,399                        3,533            3,965
Other assets, net                                                                        647              715
                                                                            ----------------  ---------------
       Total assets                                                              $   115,287      $   127,990
                                                                            ================  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                         $        --      $     3,000
    Accounts payable                                                                   8,442            8,987
    Accrued commissions                                                                1,005              935
    Accrued warranty and installation                                                  8,844           11,970
    Accrued payroll and related benefits                                               3,653            4,240
    Other accrued liabilities                                                          1,861            2,414
    Customer advances                                                                  1,302            2,380
    Long-term debt, due within one year                                                  551              596
    Payable to shareholder                                                                --               78
                                                                            ----------------  ---------------
       Total current liabilities                                                      25,658           34,600
Long-term debt, due after one year                                                     3,659            3,836
Deferred income taxes                                                                  2,860            2,860
                                                                            ----------------  ---------------
       Total liabilities                                                              32,177           41,296
                                                                            ----------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                     --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,792,023 shares issued and outstanding                                         41,248           41,248
    Retained earnings                                                                 41,646           45,754
    Accumulated other comprehensive income (loss)                                        216             (308)
                                                                            ----------------  ---------------
       Total shareholders' equity                                                     83,110           86,694
                                                                            ----------------  ---------------
       Total liabilities and shareholders' equity                           $        115,287  $       127,990
                                                                            ================  ===============

The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (Amounts in Thousands, Except for Per Share Amounts)


                                                            Three Months Ended               Six Months Ended
                                                                 March 31,                       March 31,
                                                       ---------------------------      ---------------------------
                                                           1999           1998              1999           1998
                                                       -----------     -----------      -----------     -----------
Net sales                                              $    25,816     $    45,241      $    56,238     $    92,243
Cost of sales                                               13,889          21,399           29,574          44,497
                                                       -----------     -----------      -----------     -----------
Gross profit                                                11,927          23,842           26,664          47,746
                                                       -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative                     11,421          14,496           23,078          28,200
    Research and development                                 5,200           6,896           10,749          13,023
                                                       -----------     -----------      -----------     -----------
       Total operating expenses                             16,621          21,392           33,827          41,223
                                                       -----------     -----------      -----------     -----------

Income (loss) from operations                               (4,694)          2,450           (7,163)          6,523
Other income (expense), net                                    198            (204)             939            (143)
                                                       -----------     -----------      -----------     -----------
Income (loss) before income taxes                           (4,496)          2,246           (6,224)          6,380
Income taxes                                                (1,529)            831           (2,116)          2,361
                                                       -----------     -----------      -----------     -----------

Net income (loss)                                      $    (2,967)          1,415      $    (4,108)    $     4,019
                                                       ===========     ===========      ===========     ===========

Earnings (loss) per share:
Basic                                                  $     (0.22)    $      0.10      $     (0.30)    $      0.29
                                                       ===========     ===========      ===========     ===========
Diluted                                                $     (0.22)    $      0.10      $     (0.30)    $      0.29
                                                       ===========     ===========      ===========     ===========

Average common shares:
Basic                                                       13,792          13,780           13,792          13,775
                                                       ===========     ===========      ===========     ===========
Diluted                                                     13,792          13,926           13,792          13,971
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


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                        Six Months Ended
                                                                            March 31,
                                                               ----------------------------------
                                                                     1999              1998
                                                               ----------------  ----------------
Operating activities:
Net income (loss)                                                   $    (4,108)      $     4,019
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                         5,078             5,035
    Provision for losses on accounts receivable                              58                --
    Loss on Fixed Assets                                                    157                37
    Change in:
       Trade receivables                                                 10,802             4,709
       Inventories                                                        2,301            (2,074)
       Prepaid expenses and other current assets                         (2,501)             (553)
       Other assets                                                         (69)             (110)
       Accounts payable                                                  (1,439)           (3,375)
       Accrued commissions                                                   70              (765)
       Accrued warranty and installation                                 (3,126)             (245)
       Accrued payroll and related benefits                                (610)             (708)
       Other accrued liabilities                                           (140)             (211)
       Customer advances                                                 (1,081)              416
       Income taxes payable                                                  --            (1,416)
       Shareholder payable                                                  (78)               39
                                                               ----------------  ----------------
          Net cash provided by operating activities                       5,314             4,798
                                                               ----------------  ----------------

Investing activities:
    Purchases of property, plant and equipment                           (1,640)           (6,764)
    Increase in intangible assets                                          (197)           (1,172)
    Proceeds from sale of equipment                                       1,008                52
                                                               ----------------  ----------------
          Net cash used in investing activities                            (829)           (7,884)
                                                               ----------------  ----------------

Financing activities:
    Proceeds from exercise of stock options                                  --               318
    Borrowings under line of credit                                       1,000            44,975
    Repayments under line of credit                                      (4,000)          (43,975)
    Proceeds from long-term debt                                             --             1,100
    Repayments of long-term debt                                           (222)             (194)
    Repayments of short-term debt                                          (413)               --
                                                               ----------------  ----------------
          Net cash provided by (used in) financing activities            (3,635)            2,224
                                                               ----------------  ----------------

Effect of exchange rate changes on cash and cash equivalents                203               (26)
                                                               ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                      1,053              (888)
Cash and cash equivalents at beginning of period                          7,287             5,060
                                                               ----------------  ----------------
Cash and cash equivalents at end of period                          $     8,340       $     4,172
                                                               ================  ================

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

The financial information presented as of any date other than September 30, 1998 has been prepared from the books and records without audit. Financial information as of September 30, 1998 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 1999, the consolidated results of operations for the three and six month periods ended March 31, 1999 and 1998 and the consolidated cash flows for the six month periods ended March 31, 1999 and 1998. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in its financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has not yet determined the effect that the adoption of this standard will have on the form of presentation of its financial statements.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect that the adoption of this standard will have on the financial condition, results of operations, and cash flows of the Company.

Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc. and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions are eliminated in consolidation.

Note 3.  Inventories

Inventories are summarized as follows (in thousands):


                                 March 31, 1999               September 30, 1998
                             --------------------           --------------------

Parts and raw materials               $    19,455                    $    22,334
Work-in-process                             7,424                          8,344
Finished goods                              5,987                          5,757
                             --------------------           --------------------
                                      $    32,866                    $    36,435
                             ====================           ====================


During the six months ended March 31, 1999 and 1998, $1,636,000 and $1,486,000, respectively, of finished goods inventory was transferred to property, plant and equipment.


Note 4.  Income Taxes

The  components  of  the  Company's  income  tax  provision   (benefit)  are  as
follows,(in thousands):

                       Three Months Ended                 Six Months Ended
                            March 31,                         March 31,
                 ---------------------------         --------------------------
                     1999           1998                1999            1998
                 -----------     -----------         -----------    -----------

Federal          $    (1,368)    $       673         $    (1,888)   $     2,295
State                   (161)             83                (228)           278
Foreign                   --              75                  --           (212)
                 -----------     -----------         -----------    -----------
Total            $    (1,529)    $       831         $    (2,116)   $     2,361
                 ===========     ===========         ===========    ===========




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

Note 6.  Earnings (Loss) Per Common Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands, except for per share amounts):


                                                          Three Months Ended              Six Months Ended
                                                              March 31,                       March 31,
                                                      --------------------------     --------------------------
                                                          1999           1998           1999            1998
                                                      -----------     ----------     -----------    -----------
     Numerator:
       Net income (loss) for basic and diluted
         earnings (loss) per share                    $    (2,967)    $    1,415     $    (4,108)   $     4,019
                                                      ===========     ==========     ===========    ===========

     Denominator:
       Average common shares used for basic
         earnings (loss) per share                         13,792         13,780          13,792         13,775
       Effect of diluted securities:
         Stock options                                         --            146              --            196
                                                      -----------     ----------     -----------    -----------
     Denominator for diluted earnings
         (loss) per share                                  13,792         13,926          13,792         13,971
                                                      ===========     ==========     ===========    ===========


The effect of stock options are not included in the calculation of the diluted earnings (loss) per share to the extent that their inclusion would be anti-dilutive.


Note 7.  Comprehensive Income (Loss).

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of the first quarter of fiscal 1999. The adoption of this statement had no impact on the Company's current or previously reported net income (loss) or shareholders' equity.


                                                   Three Months Ended                Six Months Ended
                                                        March 31,                       March 31,
                                               --------------------------       --------------------------
                                                  1999            1998             1999            1998
                                               -----------    -----------       -----------    -----------

    Net income (loss)                               (2,967)         1,415            (4,108)         4,019
    Foreign currency translation adjustment           (198)          (514)              524           (197)
                                               -----------    -----------       -----------    -----------

    Other Comprehensive income (loss)               (3,165)           901            (3,584)         3,822
                                               ===========    ===========       ===========    ===========


Accumulated  other  comprehensive  income (loss)  presented in the  accompanying
consolidated   balance  sheets  consists  of  the  cumulative  foreign  currency translation adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding use of sales, service and support organizations, gross margins, research and development, costs of manufacturing, future balances including the adequacy of cash and cash equivalents, and effects of new accounting standards, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1999 COMPARED WITH SECOND QUARTER OF FISCAL 1998

Net Sales. Net sales consist of revenues from sales of equipment, spare parts, software and service contracts. Net sales decreased 42.9% to $25.8 million in the second quarter of fiscal 1999 from $45.2 million for the same period in fiscal 1998. Second quarter sales for fiscal 1999 were lower in all product categories except Electrochemical Deposition (ECD) and Supervisory Systems which were essentially flat when compared to second quarter 1998. Surface preparation equipment sales were down 53.4%.

Gross Profit. Gross margin was 46.2% of net sales in the second quarter of fiscal 1999 compared to 52.7% of net sales for the same period in fiscal 1998. The decline in gross margin was due to a lower level of cost absorption caused by reduced manufacturing activity which was only partially offset by overhead cost reductions and by lower warranty expense. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 44.2% of net sales in the second quarter of fiscal 1999 compared to 32.0% of net sales for the same period in fiscal 1998. The Company's SG&A expenses decreased to $11.4 million in the second quarter of fiscal 1999 from $14.5 million for the same period in fiscal 1998. The decrease in SG&A expenses primarily reflects cost reductions in response to lower sales levels. A substantial portion of the Company's SG&A expense is fixed in the short term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expense was $5.2 million (20.1% of net sales) in the second quarter of fiscal 1999 as compared to $6.9 million (15.2% of net sales) for the same period in fiscal 1998.

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

Other Income (Expense), Net. Other income (expense), net was a net other income of $198,000 in the second quarter of fiscal 1999, which includes gain on sale of fixed assets of $104,000, compared to a net other expense of $204,000 for the same period in fiscal 1998.

Income Taxes. Income taxes for the second fiscal quarter of 1999 were a $1.5 million tax benefit and a $831,000 provision for the second fiscal quarter of 1998. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which was estimated to be 34% in the second fiscal quarter of 1999 and 37% in fiscal 1998.

FIRST HALF OF FISCAL 1999 COMPARED WITH FIRST HALF OF FISCAL 1998

Net Sales. Net sales consists of revenues from sales of equipment, spare parts and service, and fab supervisory systems. Net sales decreased $36.0 million or 39.0% to $56.2 million in the first half of fiscal 1999 from $92.2 million in the same period in fiscal 1998. The overall sales decrease is primarily attributable to the reduction of capital equipment spending by the Company's customers in response to the semiconductor industry downturn driven by excess capacity and the Asian economic decline.

Gross Profit. Gross profit as a percentage of sales, decreased to 47.4% in the first half of fiscal 1999 from 51.8% in the same period in fiscal 1998. The decline in gross margin was due to a lower level of cost absorption caused by reduced manufacturing activity which was only partially offset by overhead cost reductions and by lower warranty expense. The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the cost to manufacture, service, and support new and enhanced products, as well as the mix and average selling prices of products sold. The Company anticipates that the cost to manufacture and support newer tool models will improve over time, but that it will continue to design and sell additional models of its existing tools and additional tool types, which may offset in part the anticipated improvement.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $23.1 million or 41.0% of net sales in fiscal 1999 compared to $28.2 million or 30.6% of net sales in the same period in fiscal 1998. The decrease in SG&A expenses primarily reflects cost reductions in response to lower sales levels. A substantial portion of the Company's SG&A expense is fixed in the short-term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expenses were $10.7 million or 19.1% of net sales in the first half of fiscal 1999 compared to $13.0 million or 14.1% of net sales in the same period of fiscal 1998.

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

Other Income (Expense), Net. Other Income (Expense), Net was net other income of $939,000 in the first half of fiscal 1999, which includes a foreign exchange gain of $847,000, compared to a net other expense of $143,000 in the same period in fiscal 1998.

Income Taxes. Income taxes for the first half of fiscal 1999 were a $2.1 million tax benefit and a $2.4 million provision for the same period of fiscal 1998. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which was estimated to be 34% in the first half of fiscal 1999 and 37% in the same period of fiscal 1998.

Backlog. The Company includes in its backlog those customer orders for which it has received purchase orders or purchase order numbers and for which shipment is scheduled within the next twelve months. Sales backlog was approximately $29.4 million at March 31, 1999 compared to $63.2 million at March 31, 1998.

Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

The continuing market weakness and the low orders backlog level at the beginning of fiscal 1999 limits the Company's visibility into the second half of fiscal 1999, however, the Company will have substantially lower sales and a net loss for the fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in its financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has not yet determined the effect hat the adoption of this standard will have on the form of presentation of its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5.3 million during the first six months of fiscal 1999, compared to $4.8 million provided in the same period in fiscal 1998. During the first six months of fiscal 1999 the Company's inventory decreased $2.3 million to $32.9 million. A decrease in trade receivables of $10.8 million was partially offset by a decrease in accounts payable of $1.4 million, prepaid expenses of $2.5 million, and accrued warranty of $3.1 million. The Company expects future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

Investing activities during the first half of fiscal 1999 consisted primarily of $1.6 million of property, plant and equipment acquisitions. Financing activities included $3.0 million in net repayments under the Company's revolving line of credit.

As of March 31, 1999, the Company's principal sources of liquidity consisted of approximately $8.3 million of cash and cash equivalents, and the entire amount under the Company's $25 million revolving line of credit was available. The credit facility is with Seafirst Bank and bears interest at the bank's prime lending rate. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The revolving line of credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

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

YEAR 2000

The status of the Company's Year 2000 (Y2K) readiness project is presented below:

     1.  Planning (completed July 1998)
     2.  Assessment (completed October 1998)
     3.  Testing (completed March 1999)
     4.  Repairs/Reinstallations  (in progress,  scheduled to be completed  June
         1999)
     5.  Retesting (in progress,  scheduled to be completed  June 1999)
     6.  Contingency plans (June 1999 - October 1999).

The Company is currently in the repairs/reinstallations phase with its IT systems, non-IT systems, and its customers and suppliers. All mission critical IT systems have been tested and are Y2K ready.

Some of the Company's equipment and the fab supervisory systems that it sells contain hardware and software components that are subject to the Y2K problem. The Company is currently in the repairs/reinstallation and retesting phases. Scheduled completion of repair/reinstallation has been moved to June 1999 with most of the remaining work left on installed products. All products shipped since April 11, 1998 are Y2K ready and most of the products shipped prior to that date have upgrades available or installed. The installed upgrades have been retested.

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

Interest Rate Sensitivity

The Company as of March 31, 1999 has approximately $4.2 million in long-term debt. The Company's long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of its fixed rate long-term debt. The Company believes that a 10% change in the long-term interest rate would not have a material effect on the Company's financial condition or result of operations.

Foreign Currency Exchange Rate Sensitivity

The Company conducts its Japanese business in Japanese yen. The Company enters into forward foreign exchange contracts primarily as an economic hedge against the short-term impact of foreign currency fluctuations of its Japanese subsidiary. These contracts are denominated in Japanese yen. The maturities of the forward foreign exchange contracts are generally short-term in nature. The Company's forward exchange contracts are marked-to-market as are the underlying transactions being hedged. The impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the related impact on anticipated transactions denominated in yen. Given the historic average level of hedging, the effect of a ten percent change in foreign exchange rates on the Japanese Yen would not be material to the Company's financial condition, results of operations or the cash flows. However, during the first half of fiscal 1999, the Company had significant assets denominated in Japanese Yen that were not hedged. The Yen during the first half of the fiscal year increased in value as compared to the US dollar by 13%. This change resulted in a foreign exchange gain of $847,000 which was reported in other income on the statement of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
         (27) Financial Data Schedule for Form 10-Q dated March 31, 1999.


(b) Reports on Form 8-K:
         There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SEMITOOL, INC.
                                  (Registrant)




Date: May 12, 1999               By  /s/ William A. Freeman
                                     -------------------------------------------
                                     William A. Freeman
                                     Vice President and Chief Financial Officer



                                 By  /s/ Larry A. Viano
                                     -------------------------------------------
                                     Larry A. Viano
                                     Chief Accounting Officer