Form 10-Q
period 1999-06-30
SEMITOOL INC
filed 1999-08-13
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           Title                               Outstanding as of August 10, 1999
       Common Stock                                         13,814,498

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Amounts)



                                                                               June 30,        September 30,
                                  ASSETS                                         1999              1998
                                                                            ---------------  ---------------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $     6,694      $     7,287
    Trade receivables, less allowance for doubtful
     accounts of $1,484 and $1,542                                                   24,697           34,855
    Inventories                                                                      36,240           36,435
    Prepaid expenses and other current assets                                         6,689            2,052
    Deferred income taxes                                                             6,379            6,379
                                                                            ---------------  ---------------
       Total current assets                                                          80,699           87,008
Property, plant and equipment, net                                                   33,582           36,302
Intangibles, less accumulated amortization of $3,303 and $2,399                       3,354            3,965
Other assets, net                                                                       884              715
                                                                            ---------------  ---------------
       Total assets                                                             $   118,519      $   127,990
                                                                            ===============  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                        $        --      $     3,000
    Accounts payable                                                                 11,075            8,987
    Accrued commissions                                                               1,443              935
    Accrued warranty and installation                                                 8,381           11,970
    Accrued payroll and related benefits                                              3,819            4,240
    Other accrued liabilities                                                         4,328            2,414
    Customer advances                                                                 1,915            2,380
    Long-term debt, due within one year                                                 440              596
    Payable to shareholder                                                                4               78
                                                                            ---------------  ---------------
       Total current liabilities                                                     31,405           34,600
Long-term debt, due after one year                                                    3,945            3,836
Deferred income taxes                                                                 2,860            2,860
                                                                            ---------------  ---------------
       Total liabilities                                                             38,210           41,296
                                                                            ---------------  ---------------

Contingencies (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                    --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,792,023 shares issued and outstanding in both periods                        41,248           41,248
    Retained earnings                                                                38,911           45,754
    Accumulated other comprehensive income (loss)                                       150             (308)
                                                                            ---------------  ---------------
       Total shareholders' equity                                                    80,309           86,694
                                                                            ---------------  ---------------
       Total liabilities and shareholders' equity                               $   118,519      $   127,990
                                                                            ===============  ===============

  The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (Amounts in Thousands, Except for Per Share Amounts)


                                                    Three Months Ended               Nine Months Ended
                                                         June 30,                        June 30,
                                               ---------------------------      ---------------------------

                                                   1999           1998              1999           1998
                                               -----------     -----------      -----------     -----------
Net sales                                      $    29,838     $    46,572      $    86,076     $   138,815
Cost of sales                                       15,216          22,463           44,790          66,960
                                               -----------     -----------      -----------     -----------
Gross profit                                        14,622          24,109           41,286          71,855
                                               -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative             13,336          15,181           36,414          43,381
    Research and development                         5,555           6,313           16,304          19,336
                                               -----------     -----------      -----------     -----------
       Total operating expenses                     18,891          21,494           52,718          62,717
                                               -----------     -----------      -----------     -----------

Income (loss) from operations                       (4,269)          2,615          (11,432)          9,138
Other income (expense), net                            125            (252)           1,064            (395)
                                               -----------     -----------      -----------     -----------
Income (loss) before income taxes                   (4,144)          2,363          (10,368)          8,743
Provision for (benefit from) income taxes           (1,409)            874           (3,525)          3,235
                                               ------------    -----------      -----------     -----------

Net income (loss)                              $    (2,735)    $     1,489      $    (6,843)    $     5,508
                                               ===========     ===========      ============    ===========

Earnings (loss) per share:
    Basic                                      $     (0.20)    $      0.11      $     (0.50)    $      0.40
                                               ===========     ===========      ===========     ===========
    Diluted                                    $     (0.20)    $      0.11      $     (0.50)    $      0.40
                                               ===========     ===========      ===========     ===========

Weighted average common shares:
    Basic                                           13,792          13,790           13,792          13,780
                                               ===========     ===========      ===========     ===========
    Diluted                                         13,792          13,874           13,792          13,944
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


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                              Nine Months Ended
                                                                                  June 30,
                                                                      ---------------------------------
                                                                            1999              1998
                                                                      ---------------   ---------------
Operating activities:
Net income (loss)                                                         $    (6,843)      $     5,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                               7,750             7,778
    Provision for losses on accounts receivable                                    58                 9
    Loss on disposition of equipment                                              157               120
    Change in:
       Trade receivables                                                       10,956             3,296
       Inventories                                                             (2,325)           (3,032)
       Prepaid expenses and other current assets                               (4,572)             (462)
       Other assets                                                              (385)             (214)
       Accounts payable                                                         1,219            (5,515)
       Accrued commissions                                                        508              (145)
       Accrued warranty and installation                                       (3,589)            1,642
       Accrued payroll and related benefits                                      (447)             (186)
       Other accrued liabilities                                                2,280               602
       Customer advances                                                         (466)              977
       Income taxes payable                                                        --            (1,904)
       Shareholder payable                                                        (75)               (1)
                                                                      ---------------   ---------------
          Net cash provided by operating activities                             4,226             8,473
                                                                      ---------------   ---------------

Investing activities:
    Purchases of property, plant and equipment                                 (2,191)           (7,537)
    Increase in intangible assets                                                (292)           (2,061)
    Proceeds from sale of equipment                                             1,020                52
                                                                      ---------------   ---------------
          Net cash used in investing activities                                (1,463)           (9,546)
                                                                      ---------------   ---------------

Financing activities:
    Proceeds from exercise of stock options                                        --               336
    Borrowings under line of credit                                             1,000            62,420
    Repayments under line of credit                                            (4,000)          (62,420)
    Proceeds from long-term debt                                                  442             1,100
    Repayments of long-term debt                                                 (489)             (301)
    Repayments of short-term debt                                                (413)               --
                                                                      ---------------   ---------------
          Net cash provided by (used in) financing activities                  (3,460)            1,135
                                                                      ---------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                      104               (35)
                                                                      ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                             (593)               27
Cash and cash equivalents at beginning of period                                7,287             5,060
                                                                      ---------------   ---------------
Cash and cash equivalents at end of period                                $     6,694       $     5,087
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

Financial information as of September 30, 1998 has been derived from the audited financial statements of the Company. In the opinion of management, the accompanying unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company and subsidiaries and the consolidated results of their operations and their cash flows. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for the Company in fiscal 2001 and the timing and effect of adoption has not yet been determined.


Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation.

Note 3.  Inventories

Inventories are summarized as follows (in thousands):


                                June 30, 1999               September 30, 1998
                           ----------------------         ----------------------

Parts and raw materials             $    21,636                    $    22,334
Work-in-process                           8,733                          8,344
Finished goods                            5,871                          5,757
                           ----------------------         ----------------------
                                    $    36,240                    $    36,435
                           ======================         ======================


During the nine months ended June 30, 1999 and 1998, $2,777,000 and $2,033,000, respectively, of finished goods inventory was transferred to property, plant and equipment.


Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                      Three Months Ended                  Nine Months Ended
                           June 30,                           June 30,
                ---------------------------          ---------------------------
                    1999           1998                  1999            1998
                -----------     -----------          -----------     -----------

Federal         $    (1,316)    $       505          $    (3,201)    $     2,799
State                  (159)             61                 (390)            341
Foreign                  66             308                   66              95
                -----------     -----------          -----------     -----------
Total           $    (1,409)    $       874          $    (3,525)    $     3,235
                ===========     ===========          ===========     ===========



Note 5.   Contingencies

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

Note 6.  Earnings Per Common Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands):


                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                  ---------------------------     ---------------------------
                                                      1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
Numerator:
  Net income (loss) for basic and diluted
    earnings per share                            $    (2,735)    $     1,489     $    (6,843)    $     5,508
                                                  ===========     ===========     ===========     ===========

Denominator:
  Average common shares used for basic
    earnings per share                                 13,792          13,790          13,792          13,780
  Effect of dilutive securities:
    Stock options                                          --              84              --             164
                                                  -----------     -----------     -----------     -----------
Denominator for diluted earnings per share             13,792          13,874          13,792          13,944
                                                  ===========     ===========     ===========     ===========


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


                                                Three Months Ended                Nine Months Ended
                                                     June 30,                         June 30,
                                            ---------------------------      ---------------------------
                                               1999            1998              1999            1998
                                            -----------     -----------      -----------     -----------

Net income (loss)                           $    (2,735)    $     1,489      $    (6,843)    $     5,508
Foreign currency translation adjustment             (66)           (358)             458            (873)
                                            -----------     -----------      -----------     -----------

Other Comprehensive income (loss)           $    (2,801)    $     1,131      $    (6,385)    $     4,635
                                            ===========     ===========      ===========     ===========


Accumulated  other  comprehensive  income (loss)  presented in the  accompanying
consolidated   balance  sheets  consists  of  the  cumulative  foreign  currency translation adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Forward looking statements include: the Company's statements in Part I, Item 2 under the headings (a) "Results of Operations"  regarding the Company's  expectations that
(i) it will continue to fund research and development with a multiyear perspective, (ii) research and development expenses may fluctuate from quarter to quarter, and (iii) that new order increases may reflect a market recovery,
(b) "Nine Months of fiscal year 1999 Compared with Nine Months of fiscal year 1998" regarding (i) the Company's anticipation that its income tax rate will be 34% for the remainder of fiscal 1999, (ii) the Company's anticipation that it will not have major year 2000 compliance problems, and (iii) the Company's expectation that year 2000 compliance costs will not significantly increase information technology department costs, and (c) "Liquidity and Capital Resources" regarding (i) its belief that cash and cash equivalents, funds generated from operations, and borrowings under the Company's line of credit agreement will be sufficient to meet the Company's planned requirements for the balance of the fiscal year, and (ii) that the Company expects total purchases of property, plant and equipment to be approximately $5.0 million for the next twelve months. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for the Company's existing products, impact of competitive products and pricing, product development, anticipated growth opportunities in the copper and metal plating market segments, commercialization and technological difficulties, capacity and supply constraint difficulties, changes in management policies, unanticipated Year 2000 compliance problems and other risks detailed herein or in its Form 10-K. The Company's future results will depend on its ability to continue to enhance its existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that the Company will be successful in the introduction, marketing and cost-effective manufacture of any new products or that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products and processes which satisfy customer needs or achieve widespread market acceptance.

The Company  undertakes no obligation  to release  revisions to  forward-looking
statements  to  reflect  subsequent  events,  changed   circumstances,   or  the
occurrence of unanticipated events.


RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 1999 COMPARED WITH THIRD QUARTER OF FISCAL YEAR
1998

Net Sales. Net sales consist of revenues from sales of equipment, including associated spare parts and service contracts, and software products. Net sales were $29.8 million in the third quarter of fiscal year 1999 compared with net sales of $46.6 million for the same period in fiscal year 1998. Sales in all product categories were lower during the third quarter when compared to the same period a year ago. Weakness in demand for semiconductor equipment is the main reason for lower sales levels.

Gross Profit. Gross profit margin was 49.0% of net sales in the third quarter of fiscal year 1999 compared to 51.8% of net sales for the same period in fiscal year 1998. Lower absorption of manufacturing costs due to lower volume levels, was the primary contributing factor to this margin decline. The Company's gross profit margin has been, and will continue to be, affected by a variety of factors, including an increase or decrease in operating levels or sales volume, the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative expenses were $13.3 million or 44.7% of net sales in the third quarter of fiscal year 1999 compared to $15.2 million or 32.6% of net sales for the same period in fiscal year 1998. The decrease in selling, general and administrative expense is primarily attributable to cost reductions in response to lower sales volume levels and lower variable costs. The increase as a percent of sales in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 is a result of a greater decline in sales than the decline in selling, general and administrative expense. A substantial portion of the Company's selling, general and administrative expenses are fixed in the short term and as such may fluctuate as a percentage of net sales from period to period.

Research and Development. Research and development expenses consist of salaries, project materials, laboratory costs, professional fees, and other costs associated with the Company's research and development efforts. Research and development expense was $5.6 million or 18.6% of net sales in the third quarter of fiscal year 1999 compared to $6.3 million or 13.6% of net sales in the same period in fiscal year 1998.

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

Other Income (Expense), Net. Other income (expense), net was a net other income of $125,000 in the third quarter of fiscal year 1999 compared to a net expense of $252,000 for the same period in fiscal year 1998. Interest income exceeded interest expense during the third quarter of fiscal 1999.

Provision for and benefit from Income Taxes. The provision for and benefit from income taxes are made based on the blended estimate of federal, state and foreign effective income tax rates.

Orders Backlog. The Company includes in its orders backlog those customer orders for which it has written authorization and shipment is scheduled within the next twelve months. Orders backlog was approximately $49.6 million at June 30, 1999 compared to approximately $53.2 million at June 30, 1998 and $30.8 million at the beginning of the current fiscal year.

The Company's new order bookings were $50.1 million in the current fiscal year third quarter compared to $32.9 million in this fiscal year's second quarter. New order bookings have increased sequentially in comparison to the preceding quarter in each of the three quarters of this fiscal year. Even though the bookings for the first nine months of fiscal 1999 are approximately 18% below the first nine months of fiscal 1998, the quarterly sequential increase in new order bookings may reflect a market recovery in the semiconductor equipment industry. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of tools ordered and shipped in the same quarter, changes in customer delivery schedules, cancellations of orders and delays in product shipments, the Company's orders backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

NINE MONTHS OF FISCAL YEAR 1999 COMPARED WITH NINE MONTHS OF FISCAL YEAR 1998

Net Sales. Net sales consist of revenue from sales of equipment, spare parts and service, and fab supervisory systems. Net sales decreased 38.0% to $86.1 million in the first nine months of fiscal year 1999 from $138.8 million for the same period in fiscal year 1998. Sales in all product categories, with the exception of software sales which were slightly ahead of last year, were lower during the first nine months when compared to the same period a year ago. Weakness in demand for semiconductor equipment is the main reason for lower sales levels.

Gross Profit. Gross profit margin was 48.0% of net sales in the first nine months of fiscal year 1999 compared to 51.8% of net sales for the same period in fiscal year 1998. Lower absorption of manufacturing costs due to lower volume levels, was the primary contributing factor to this margin decline. The Company's gross profit margin has been, and will continue to be, affected by a variety of factors, including an increase or decrease in operating levels and sales volume, the mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $36.4 million or 42.3% of net sales in the first nine months of fiscal year 1999 compared to $43.4 million or 31.3% of net sales for the same period in fiscal year 1998. The decrease in SG&A expenses primarily reflects cost reductions in response to lower sales levels and lower variable costs.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees, and other costs associated with the Company's research and development efforts. R&D expense was $16.3 million or 18.9% of net sales in the first nine months of fiscal year 1999 compared to $19.3 million or 13.9% of net sales for the same period in fiscal year 1998. Presently, the Company's development efforts have been associated with its electrochemical deposition and surface preparation equipment and the development of improved ECD and wafer cleaning processes.

Other Income (Expense), Net. Other income (expense), net was a net other income of $1.1 million in the first nine months of fiscal year 1999 compared to a net expense of $395,000 for the same period in fiscal year 1998. Interest expense exceeded interest income in the first nine months of fiscal year 1999 but was offset by a foreign exchange gain of $819,000 most of which occurred in the first quarter of fiscal 1999.

Provision for and benefit from Income Taxes. Provision for and benefit from income taxes are made based on the blended estimate of federal, state and foreign effective income tax rates. The effective income tax rate for the first nine months of fiscal year 1999 was 34% compared to 37% for the comparable period in fiscal year 1998. The Company anticipates its effective income tax rate will be 34% for the remainder of fiscal 1999.

NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards include Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997. Also, Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the AICPA in March 1998 and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued by FASB in June 1998. Descriptions of SFAS No. 131, SOP 98-1 and SFAS 133 are included in the notes to the financial statements. These pronouncements have not been adopted by the Company and the timing and effect of adoption has not yet been determined.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.2 million during the first nine months of fiscal 1999, compared to $8.5 million provided in the same period in fiscal 1998. During the first nine months of fiscal 1999, the Company's inventory decreased $2.3 million to $36.2 million. A decrease in trade receivables of $11.0 million combined with an increase in accounts payable of $1.2 million offset an increase in prepaid expenses of $4.6 million, which includes a $3.5 million increase in income taxes receivable, and a decrease in accrued warranty of $3.6 million. The Company expects future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

Investing activities during the first nine months of fiscal 1999 consisted primarily of $2.2 million of property, plant and equipment acquisitions partially offset with proceeds from the sale of equipment of $1.0 million.

Financing activities included $3.0 million in net repayments under the Company's revolving line of credit.

As of June 30, 1999, the Company's principal sources of liquidity consisted of approximately $6.7 million of cash and cash equivalents, and the entire amount available under the Company's $25 million revolving line of credit. The credit facility is with Seafirst Bank, a Bank of America affiliate, and bears interest at the bank's reference rate or Libor plus 1.5%. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The revolving line of credit agreement, which was amended during the quarter, has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

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

YEAR 2000

The status of the Company's Year 2000 (Y2K) readiness project is presented below:

     1.       Planning (completed July 1998)
     2.       Assessment (completed October 1998)
     3.       Testing (completed March 1999)
     4.       Repairs/Reinstallations (in progress)
     5.       Retesting (in progress)
     6.       Contingency plans (June 1999 - October 1999).

The Company is currently working in the repairs/reinstallations, retesting, and contingency planning phases with its IT systems, non-IT systems, and its customers and suppliers. All mission critical IT systems have been tested and are believed to be Y2K ready. Manufacturing planning systems are scheduling materials and job completions into the Year 2000 without problems.

Some of the Company's equipment and the fab supervisory systems that it sells contain hardware and software components that are subject to the Y2K problem. Approximately 99% of these products shipped prior to that date have upgrades that are complete and available to the Company's customers. All products shipped since April 11, 1998 are believed to be Y2K ready.

Total costs associated with the Company's Y2K readiness program are not expected to significantly increase information technology department costs.

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


Item 3. Quantitative and Qualitative Disclosures About Financial Market Risk

Financial Market Risks

Financial Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Sensitivity

The Company as of June 30, 1999 has approximately $4.4 million in long-term debt. The Company's long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of its fixed rate long-term debt. The Company believes that a ten percent change in the long-term interest rate would not have a material effect on the Company's financial condition or result of operations.

Foreign Currency Exchange Rate Sensitivity

The Company conducts its Japanese business in Japanese yen. The Company enters into forward foreign currency exchange contracts primarily as an economic hedge against the short-term impact of foreign currency fluctuations of its Japanese subsidiary. These contracts are denominated in Japanese yen. The maturities of the forward foreign exchange contracts are generally short-term in nature. The Company's forward exchange contracts are marked-to-market as are the underlying transactions being hedged. The impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the related impact on anticipated transactions denominated in yen. Given the historic average level of hedging, the effect of a ten percent change in foreign exchange rates on the Japanese Yen would not be material to the Company's financial condition, results of operations or the cash flows. However, during the first nine months of fiscal 1999, the Company had significant assets denominated in Japanese Yen that were not hedged. The Yen during the first nine months of the fiscal year increased in value as compared to the US dollar by 16.1%. This change resulted in a foreign exchange gain of $819,000 most of which occurred in the first quarter of fiscal 1999 and is reported in other income on the statement of operations.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit No.                 Description

      10.29           First Amendment to Business Loan Agreement between Bank of
                      America  NT&SA  doing  business as Seafirst Bank and
                      Semitool, Inc.
      10.30           Employment Agreement between Gary Spray and Semitool, Inc.
                      dated May 25, 1999
      27              Financial Data Schedule for Form 10-Q dated June 30, 1999.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SEMITOOL, INC.
                                    --------------
                                     (Registrant)




Date: August 13, 1999               By   /s/Larry A. Viano
                                         ---------------------------------------
                                         Larry A. Viano
                                         Controller, Treasurer and
                                         Chief Accounting Officer






Date: August 13, 1999               By   /s/William A. Freeman
                                         ---------------------------------------

                                         William A. Freeman
                                         Senior Vice President
                                         and Chief Financial Officer