Form 10-K
period 1999-09-30
SEMITOOL INC
filed 1999-12-23
CIK 934550

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1999

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

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The   approximate   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the registrant on December 6, 1999 (based on the last reported sale price on the Nasdaq National Market as of such date) was $87,985,927.

The number of shares of the registrant's Common Stock, no par value, outstanding as of December 6, 1999 was 13,814,498.


                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's definitive proxy statement for its annual meeting of shareholders to be held February 8, 2000.

                                     PART I

Item 1.   Business

INTRODUCTION

Statements contained in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding trends in the semiconductor industry, future product development, strategic business development, pursuit of new and growing markets, competition, patent filings, results from operations, and the adequacy of manufacturing facilities, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact."

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

The Company undertakes no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. Reference is hereby made to the consolidated financial statements, in Part IV of this Form 10-K, and the accompanying notes for segment information as to net sales from external customers, income (loss) from operations and total assets.

THE COMPANY

Semitool, Inc. ("Semitool" or the "Company") was organized in 1979. We operate two business segments, Semiconductor Equipment and Software Control Systems. The Software Control Systems segment resulted from a February 1996 acquisition and operates under the name Semy Engineering, Inc.

The Semiconductor Equipment segment designs, manufactures, markets and sells capital equipment and related parts and services primarily for use in semiconductor manufacturing facilities ("Fabs") for silicon wafer surface preparation and cleaning and the electrochemical deposition of various metals on the wafer. Our equipment is also used to manufacture materials and devices fabricated with similar processes, including thin film heads used for disk drives, flat panel displays, multichip modules, ink jet print heads, compact disc masters, solder bumping for advanced device packaging, high speed gallium arsenide communication devices, micro electromechanical systems, smart cards, systems on a chip, and hard disk media. The process steps performed by our products occur repeatedly throughout the semiconductor fabrication cycle, and constitute an integral part of the front-end manufacturing process for virtually every semiconductor produced today. This equipment is designed to provide improved yields through higher process uniformity and reduced contamination, increased throughput through advanced processes which reduce cycle times, and lower direct costs through reduced consumables usage and smaller footprints, thereby providing our customers lower overall costs of ownership.

The Software Control Systems segment develops, markets and sells software control systems for data collection, equipment monitoring, and advanced process control for most types of equipment used in a fab's front-end manufacturing process. These systems provide the user with the capability to use real-time process data to adjust processes and plan equipment maintenance to maximize product yield and tool uptime, thereby reducing unit costs.

The products of both segments are marketed and sold worldwide through our own sales force and manufacturer's representatives.

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

Industries that use semiconductors are demanding increasingly complex, higher performance devices. Fabrication of these devices requires increasing the number of process steps and reducing feature sizes, necessitating narrower process tolerances. These factors, together with the industry's history of migration to larger wafer sizes and a greater number of semiconductor devices on wafers have led to a substantial increase in wafer value at each step in the process.

The semiconductor industry is characterized by continuing change and evolving technologies. Traditionally, semiconductor devices have used aluminum alloys to connect the millions of transistors that make up each device. As these interconnects become increasingly smaller, an electrical conductor with superior conductivity is needed and copper is evolving as a replacement for aluminum as the wiring for advanced devices. This major interconnect technology development requires specialized production equipment using an electrochemical deposition process.

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

The Company believes that semiconductor device manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturers' technology requirements and cost constraints by researching, developing, and supporting the products and processes required to fabricate advanced products. Certain manufacturers are seeking strategic relationships with equipment suppliers for specific process steps on existing and new products. As a result, equipment companies are being asked to provide equipment with integrated processes, advanced process expertise, superior product performance, reduced overall cost of ownership, and worldwide customer support to meet the needs of device manufacturers.

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

         Offer a Broad Range of Products to Customers in Diverse Markets. The Company focuses on offering a broad range of products including surface preparation and cleaning tools, electrochemical deposition equipment, thermal processing equipment, and software control systems to semiconductor manufacturers for use in diverse process applications. The Company leverages its technology and expertise to provide solutions to manufacturers of other products that are fabricated using similar processes, such as thin film heads used for disk drives, flat panel displays, multichip modules, ink jet print heads, compact disc masters, solder bump bonding, and hard disk media. Some of these other applications involve substrates with surfaces larger than the current typical semiconductor substrates.

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

         Focus on Low Overall Cost of Equipment Ownership. The Company designs and manufactures process equipment and develops processes with a focus on providing its customers with a low overall cost of ownership. Additionally, the Company sells software control systems that have the ability to monitor and control multiple tools used in the fab's front-end manufacturing processes.

         Address Worldwide Markets. We market and sell our products worldwide with emphasis on Europe and Asia as our principal international markets. We believe the strength of our international sales and service organization is important to our continued success in these markets. To facilitate our worldwide marketing strategy, we have dedicated international sales and support organizations in England, France, Germany, Italy, Japan, Korea, Singapore, and Taiwan.

SEMITOOL'S PRODUCTS AND SOLUTIONS

Semiconductor Equipment Segment

         Surface Preparation and Cleaning

Our surface preparation and cleaning equipment uses centrifugal spray technology to process wafers and substrates by exposing them to a user-programmable, sequenced spray of chemicals inside an enclosed chamber. Spray technology avoids non-uniformity of process by applying the process chemicals via spray. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. The enclosed process chamber technology also allows for more efficient use and disposal of process chemicals through recirculation, reclamation, and filtration as well as increased operator safety. We sell both manually loaded and fully automated wafer-handling batch platforms that cluster multiple chemical processing modules for silicon wafers and other substrates, thereby increasing yield and throughput, and providing a complete process solution in a single unit. Our surface preparation equipment is used to apply our proprietary HydrOzone process which provides a cost-effective, environmentally friendly solution to wafer cleaning.

         Batch Processing Tools

Batch tools process multiple wafers, usually 25 or 50, in a carrier which is rotated on axis inside the process chamber. The process chamber is sealed and chemicals are sequentially dispensed into the chamber via spray manifolds in a closed-loop system. Chemical spray is applied to the wafer surfaces as they spin. This technique enhances chemical reaction on the substrate surface, which increases process reliability and shortens process cycle times. After application of the process chemicals, deionized ("DI") water is sprayed into the chamber to stop the chemical reaction and to remove chemical residues. The wafers, carrier, and chamber are then dried by centrifugal spinning coupled with convection of warm nitrogen, either in the same process chamber or in an adjacent rinser/dryer module. These batch tools use acids and solvents to address applications such as photoresist stripping, pre-diffusion cleaning, oxide etching, polymer removal, and chemical milling. We believe our batch spray chemical processing and cleaning tools offer significant advantages over conventional wet-benches. Advantages include higher yields by providing better process uniformity and lower particulate contamination, increased throughput by providing shorter process cycle times, and reduced direct costs by providing more effective use of chemicals and smaller footprints, thereby lowering overall cost of ownership.

Spectrum and Magnum are Semitool's automated batch multi-module surface processing products. These tools cluster the Company's solvent, acid and spin rinser/dryer capabilities into a single automated unit. They offer standard mechanical interface ("SMIF") loading capabilities and a touch screen computer interface customized for ease of operation. Spectrum represents a more compact version of Semitool's automated spray technology which through advanced design has retained high productivity and performance standards and is easier to retrofit into existing semiconductor fabs. Both of these multi-module batch tools provide customers with the flexibility to mix and match process modules, including immersion modules as appropriate, thereby providing them with a complete surface processing solution to meet their particular process requirements. The Spectrum and Magnum possess significant competitive advantages over both stand-alone tools and other automated products. This includes the ability to replace two or more wet-benches with a single, smaller footprint tool and thereby provide increased yields and increased throughput per square foot of clean room space. Each product comes bundled with the Company's software control system client package. Selling price ranges from $900,000 to $3.0 million.

Our manually loaded batch spray chemical processing and cleaning products include the Spray Acid Tool and the Spray Solvent Tool. The Spray Acid Tool is used in applications using acids and all of its areas exposed to chemicals are made entirely of teflon and other acid-proof materials. Spray Solvent Tools dissolve and strip the lithographic media from substrate surfaces, remove polymer residues, or develop lithographic images on substrate surfaces. The purchase price of the Company's manual batch chemical processing tools range from $225,000 to $850,000, depending on configuration.

Our manually loaded Spin Rinser/Dryer is a batch tool used primarily for removing chemical residue from substrate surface with "DI" water, and utilizes the same enclosed chamber, spray processing and centrifugal drying technologies employed in the Company's other batch tools. The Spin Rinser/Dryer incorporates a "DI" water resistivity monitor to ensure the required level of cleanliness. The purchase price of the Spin Rinser/Dryer ranges from $15,000 to $100,000, depending on configuration.

         Single Substrate Processing Tools

Single substrate processing equipment employs chemical spray and allows multiple chemistries to be used within a self-cleaning, enclosed process chamber. These tools enable customers to conduct sequential surface processing steps, and then within the same chamber, rinse and centrifugally dry substrates with heat assistance, thereby reducing contamination during and between process steps. The tool can be configured with up to 10 process chambers and includes the Company's software control system.

Our Equinox tool addresses the needs of customers employing single substrate processing for critical applications. The Equinox provides a variety of processes, including immersion, spray, vapor and infrared heating, to address cleaning, stripping, etching, developing, micro-machining and plating. All of these processes are performed with the substrate suspended device side down in an enclosed process chamber. This face down positioning allows for enhanced liquid, vapor, or gas delivery of the process to the substrate, resulting in greater process uniformity and reduced contamination. The Equinox is a flexible platform allowing customers to cluster multiple process technologies into a single tool to perform sequential processes. The Equinox has been used to process ceramic substrates, thin film heads and photo masks in addition to its customary silicon and gallium arsenide wafer applications. The price of the Equinox ranges from $300,000 to $1.3 million, depending on configuration.

The Millennium single wafer processor complements the Equinox product and provides a revolutionary approach to single wafer surface preparation through a unique Capsule process chamber. This chamber provides process control to specific areas on either or both surfaces of the wafer for critical clean applications. Wafer backside cleaning for copper interconnect is a primary application and the capsule heads can be included in the configuration of the Company's electrochemical deposition tools. The Millennium is based on the Company's proven linear platform which is designed for high throughput manufacturing. The Capsule takes advantage of a spin-assisted surface tension effect to tightly control surface processing and provide clean, dry wafers for further fabrication steps. The price range for Millennium will be from $1.0 million to $1.3 million depending on the configuration. The Company expects to begin shipping the Millennium in the first half of fiscal 2000.

         Wafer Carrier Cleaning Systems

Our Storm wafer carrier cleaning system cleans and dries the wafer carriers in a unique rinsing/drying process. A solution is sprayed inside the process chamber, cleaning wafer boxes or cassettes and is then followed by a "DI" water rinse. The boxes and cassettes are then dried using centrifugal force and warm filtered air. Storm monitors the humidity inside the process chamber to ensure consistent drying results. We believe Storm removes particles more effectively than conventional technology and has a low cost of ownership. Storm also has a patented loading feature that allows through-the-wall installation whereby unwashed boxes and cassettes can be loaded into the chamber from outside the clean room and then unloaded directly into the clean room after the cleaning cycle has been completed. This feature enables customers to avoid bringing contaminated boxes and cassettes into clean areas. The price of a Storm ranges from $150,000 to $400,000, depending on configuration.

         Electrochemical Deposition

Semitool introduced its first electrochemical deposition (ECD) tool in 1993. Our ECD tools are being used in production for gold, platinum, solder, and copper deposition and for research and development applications with other metals. Semitool developed the first high throughput copper plating tool, the LT-210, for the semiconductor industry.

Copper has many advantages over aluminum alloys that have traditionally been used for device interconnects. Copper will significantly minimize the number of metal layers required, reduce heat dissipation, reduce manufacturing cost, and increase chip speed. Copper has lower electrical resistance than aluminum so much smaller lines of copper have the same current-carrying capability as today's aluminum interconnects. A limited number of semiconductor device manufacturers have begun delivering devices with copper interconnects. The Company believes the emerging copper interconnect market will be a high-growth market when the semiconductor industry begins widespread production of semiconductor copper interconnect based devices.

Other applications for electrochemical deposition have emerged such as the deposition of gold interconnects on gallium arsenide in the manufacture of high speed communication devices and solder bump application to semiconductors for flip chip attachment. Flip chip attachment makes the die attach operation much more efficient than conventional wire bonding processes, may become increasingly necessary as the number of inputs and outputs per chip increase, and provides a higher level of performance than is otherwise available. ECD provides technical capability while maintaining low cost solder application. The manufacture of
thin  film  heads  and  ink  jet  print  heads  also  utilizes   electrochemical
deposition.

Semitool offers two models of fully automated single wafer processing tools that are designed for electrochemical deposition. The Equinox platform, a radial tool, is designed for flexibility to handle process development or production applications. Its versatility in configuration allows multiple chemistries and processes to be performed in the same tool. The LT-210c uses a small footprint, linear configuration designed for high throughput and high productivity manufacturing. The LT-210c employs two track robots to feed process chambers and has optional automatic on-line electrolyte analysis and control systems to ensure constant solution concentration for repeatability of deposition, and various proprietary systems to ensure uniformity of plating across the wafer. The LT-210c consistently deposits films with superior step coverage, lower electrical resistance, at a lower cost and at a rate faster than is possible with conventional vacuum deposition systems. The Company's ECD tools range in price from $575,000 to $2.2 million.

         Thermal

Thermal processing generally addresses the oxidation/diffusion and low pressure chemical vapor deposition (LPCVD) steps of the semiconductor fabrication process. The Company's VTP 1500 and EXPRESS vertical furnaces address this market and provide a process chamber with a high degree of thermal uniformity to achieve excellent process results.

         Spare Parts and Services

The Company supports its Semiconductor Equipment products through the sale of product upgrade kits, spare part kits and spare part components from strategically located warehouses around the world. Customer service and process engineers assist and train our customers in performing preventive maintenance and service on Semitool equipment and developing process applications. The Company currently provides one, two or three year warranty on new equipment and a 90-day warranty on parts. In addition, we offer a variety of process, service, and maintenance programs that may be purchased. A number of customers have purchased maintenance contracts whereby the Company's service employees work full-time at the customer's facility.

Software Control Systems Segment

         Software Control Systems

In February 1996, the Company acquired Semy Engineering, Inc., a manufacturer of software control systems.

A state-of-the art semiconductor fab contains numerous pieces of complex equipment used in its front-end manufacturing process and each one performs a complicated process. Monitoring and controlling the processes to avoid operating outside of prescribed parameters are critical to achieving high product yields, high quality devices, and high machine uptime through preventive maintenance scheduling. The segment's software control products address these needs through a communication software interface coupled with equipment specific software modules to link most types of manufacturing equipment used in the front-end manufacturing process for integrated circuits. The Unix based software system, utilizing specially equipped computer workstations, performs data collection, statistical process analysis and control, preventive maintenance scheduling, and process recipe management for either a single tool or multiple, networked tools. The system can be interfaced with a semiconductor manufacturer's computer integrated manufacturing system. Spare parts, service and maintenance contracts are also provided.

CUSTOMERS, SALES AND MARKETING

Our customers include leading worldwide semiconductor manufacturers. The following is a representative list of the Company's largest United States and international customers, which had purchases of approximately $2.0 million or more in fiscal 1999:


     Advanced Micro Devices            Lucent Technologies          Seagate
     Conexant Systems                  Maxim Integrated Products    Sony
     Fujitsu                           Motorola                     STMicroelectronics
     IBM                               Nan Ya Technologies          Tokyo Electron, Limited
     Infineon                          NEC                          United Microelectronics
     Integrated Device Technologies    Philips Semiconductor        Unitive Electronics
     Intel                             Samsung                      Whiteoak Semiconductor


We believe that our worldwide sales, service and customer support organizations are important to the long-term success of our customer relationships.

International  sales,  primarily in Europe and Asia accounted for  approximately
53%, 38% and 36% of total sales for fiscal years 1999, 1998 and 1997, respectively. The Company markets and sells its products in the United States through its sales organization which includes direct sales personnel and a limited number of independent sales representatives. The Company currently has sales and service offices located throughout the United States and Europe. Also, the Company has a direct sales and customer support organization located in Japan, Singapore and Korea with independent manufacturing representatives serving Taiwan.

To enhance our sales capabilities, we maintain demonstration and process development laboratories at our Kalispell, Montana facility and a demonstration laboratory in Japan.

Field service personnel and application engineers service customers in the United States, Europe, Japan and Asia, directly providing warranty service, post-warranty service, and equipment installations. Field service engineers are located in nine sites throughout the United States, including dedicated site-specific engineers at certain customer locations pursuant to customer agreements. To further ensure customer satisfaction, the Company also provides service and maintenance training as well as process application training for its customers' personnel on a fee basis. The Company maintains an extensive inventory of spare parts strategically located throughout the world, which allows the Company to provide same day or overnight delivery in most instances.

BACKLOG

Consolidated orders backlog increased 86.7% to $57.5 million at September 30, 1999, from approximately $30.8 million at September 30, 1998, which had decreased 51.7% from $63.8 million at September 30, 1997. At September 30, 1999 and 1998, Semiconductor Equipment segment orders backlog represented 97.6% and 94.1%, respectively, of consolidated orders backlog.

We include in backlog those customer orders for which we have written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

Most of the Semiconductor Equipment manufacturing is conducted at our facilities located in Kalispell, Montana. Our vertically integrated manufacturing operations include metals and plastics fabrication and finishing capabilities; component parts and final product assembly; and extensive product testing capabilities. Manufacturing personnel work closely with product development engineers to ensure that products are engineered for manufacturability, affording a smooth transition from prototype to full scale production. Component and product prototyping is performed internally, and design engineers often receive prototypes of newly designed parts from manufacturing within 24 hours. Software Control Systems operations are conducted at our Phoenix, Arizona facility.

RESEARCH AND DEVELOPMENT

The market for semiconductor equipment and software control systems are characterized by rapid technological change and product innovation. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. We maintain extensive demonstration and process development laboratories at our facilities in Montana, including a clean room for testing and developing products. Research and development (R&D) personnel work directly with customers to provide process solutions, develop new processes and to design and evaluate new equipment.

Expenditures for R&D, which are expensed as incurred, during fiscal 1999, 1998 and 1997 were approximately $20.9 million, $24.5 million and $21.2 million and represented 17.0%, 13.6% and 10.9% of net sales, respectively.

COMPETITION

The markets in which we compete are highly competitive. We face substantial competition from established competitors, certain of which have greater financial, marketing, technical and other resources, broader product lines, more extensive customer support capabilities, and larger sales organizations and customer bases. We may also face competition from new domestic and overseas market entrants. Significant competitive factors in the semiconductor equipment market and other markets in which we compete include system performance and flexibility, cost of ownership, the size of each manufacturer's installed customer base, customer service and support, and breadth of product line. We believe that we compete favorably on the basis of these factors.

The primary competition to our Semiconductor Equipment segment's batch chemical spray products is currently from wet-bench chemical processing equipment. We are also aware of at least two other competing manufacturers of spray chemical processors. As the demand for more precise and reliable chemical processing increases, we anticipate greater competition in the centrifugal spray technology area. We are also aware of vertical furnaces produced by at least four other manufacturers which compete with our thermal processing equipment. The single substrate processing market in which our Equinox competes and the wafer carrier cleaning market in which our Storm competes are highly fragmented markets. Semitool is competing in the electrochemical deposition market with Applied Materials, Inc. and Novellus Systems, Inc., both larger than the Company, and with several smaller companies. Our Software Control Systems segment has one major competitor for its products.

We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render our products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, the manufacturer generally relies upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment. Increased competitive pressure could lead to lower prices for our products, thereby adversely affecting our business, financial condition, results of operations or cash flows. There can be no assurance that we will be able to compete successfully in the future.

PATENTS AND OTHER INTELLECTUAL PROPERTY

Our success depends in significant part on the technically innovative features of our products. We currently hold numerous United States patents, some with pending foreign counterparts, have several United States patent applications pending and intend to file additional patent applications as we deem appropriate. There can be no assurance that patents will be issued from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations or cash flows could be adversely affected.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although we are not aware of any infringement by our products of any patents or proprietary rights of others, further commercialization of our products could provoke claims of infringement from third parties. In August, 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We are seeking damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. Discovery is continuing and no trial date has been set.

In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

EMPLOYEES

At September 30, 1999, the Company had 978 full time employees and 93 temporary contract employees worldwide. This includes 487 in manufacturing, 361 in marketing, sales and field service, 140 in research and development, and 83 in general administration. The Company's worldwide employment has remained nearly constant since the end of the last fiscal year. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

RISK FACTORS

         Introduction

The risks detailed in this section as well as risks and uncertainties discussed elsewhere in this annual report on Form 10-K and in our other SEC filings constitute some of the risks common in the semiconductor equipment industry or risks specific to Semitool. Shareholders or potential shareholders should read these risks carefully to better understand the potential volatility of our results and volatility in our share price. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed are part of doing business in the semiconductor equipment industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

         Cyclical Nature of the Semiconductor Industry

Our business depends primarily on the capital expenditures of semiconductor manufacturers, who correspondingly depend on the demand for final products or systems that use such devices. The semiconductor industry is cyclical and has historically experienced periodic downturns characterized by oversupply and weak demand, which often have had a material adverse effect on capital expenditures by semiconductor manufacturers. These downturns generally have adversely affected the business and operating results of semiconductor equipment suppliers, including our own. In addition, the need for continued investment in research and development, marketing and customer support may limit our ability to reduce expenses in response to future downturns in the semiconductor industry. The semiconductor device industry is presently experiencing an apparent recovery in terms of product demand and volatility in terms of product pricing.

         Fluctuations in Future Operating Results

Our business and results of operations have fluctuated significantly in the past and we expect them to fluctuate significantly on a quarterly and annual basis in the future. During a particular quarter, a significant portion of our revenues are often derived from the sale of a relatively small number of high selling price systems. The number of such systems sold in, and the results for a particular quarter or year can vary significantly due to a variety of factors, including the timing of significant orders, the timing of new product announcements by us or our competitors, patterns of capital spending by customers, market acceptance of new and enhanced versions of our products, changes in pricing by us, our competitors or suppliers, the mix of products sold and cyclicality in the semiconductor industry and other industries served by us. In addition, the cancellation or rescheduling of customer orders or any production difficulty could adversely impact shipments which would negatively impact our business and results of operations for the period or periods in which such cancellation or rescheduling occurs. In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of our expenses are fixed in the short-term which, combined with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly. As a result, declines in net revenues could have a material adverse effect on our business, financial condition, results of operations or cash flows.

         Dependence on Product Development

Our Semiconductor Equipment and Software Control Systems segments are subject to rapid technological change as well as evolving industry standards. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and process capabilities, to continue to decrease the overall cost of ownership of our products, and to continue to develop and manufacture new products with improved process capabilities which conform to evolving industry standards. As a result, we expect to continue to make significant investments in research and development. Although historically we have had adequate funds from operations to devote to research and development, there can be no assurance that such funds will be available in the future or, if available, that they will be adequate. Also, we must manage product transitions successfully, since announcements or introductions of new products by us or our competitors could adversely affect sales of our existing products. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. The failure to do so could adversely affect our business, financial condition, results of operations or cash flows.

         Market Acceptance of New Products

We believe that our growth prospects depend in large part upon our ability to gain customer acceptance of our products and technology. Market acceptance of new products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our new products may be adversely affected to the extent potential customers utilize a competitor's manufacturing equipment. There can be no assurance that growth in sales of new products will continue or that we will be successful in obtaining broad market acceptance of our systems and technology.

         Competition

The markets in which we compete are highly competitive. We face substantial competition from established competitors, certain of which have greater financial, marketing, technical and other resources, broader product lines, more extensive customer support capabilities, and larger sales organizations and customer bases. We may also face competition from new domestic and overseas market entrants. Significant competitive factors in the semiconductor equipment market and other markets in which we compete include system performance and flexibility, cost of ownership, the size of each manufacturer's installed customer base, customer service and support, and breadth of product line. We believe that we compete favorably on the basis of these factors. In order to remain competitive, we must maintain a high level of investment in research and development, marketing, and customer service while controlling operating expenses. There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. Our competitors may also increase their efforts to gain and retain market share through competitive pricing. Such competitive pressures may necessitate significant price reductions by us or result in lost orders which could adversely affect our business, financial condition, results of operations or cash flows.

We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes, or technologies will not emerge that render our products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, the manufacturer generally relies upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment. There can be no assurance that we will be able to compete successfully in the future.

         Environmental Regulations

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used on our premises. We believe that we are in material compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, current or future regulations could require us to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by us to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject us to future liabilities, result in fines being imposed on us, or result in the suspension of production or cessation of our manufacturing operations.

         International Business

Approximately  53%,  38% and 36% of our sales for  fiscal  1999,  1998 and 1997, respectively, were attributable to customers outside the United States. We expect sales outside the United States to continue to represent a significant portion of future sales. Sales to customers outside the United States are subject to various risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. Our international sales activities are also subject to the difficulties of managing foreign subsidiary operations and managing overseas distributors or representatives, and difficulties of staffing. In addition, because a majority of our international sales are denominated in United States Dollars, our ability to compete overseas could be adversely affected by a strengthening United States Dollar. Moreover, although we endeavor to meet technical standards established by foreign standards setting organizations, there can be no assurance that we will be able to comply with changes in foreign standards in the future. Our inability to design products to comply with foreign standards or any significant or prolonged decline in our international sales could have a material adverse effect on Semitool's business, financial condition, results of operations or cash flows.

         Patents and Other Intellectual Property

Our success depends in significant part on the technically innovative features of our products. We currently hold numerous United States patents, some with pending foreign counterparts, have several United States patent applications pending and intend to file additional patent applications as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations or cash flows could be adversely affected.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although we are not aware of any infringement by our products of any patents or proprietary rights of others, further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, results of operations or cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

         Dependence on Key Personnel

Our success depends to a significant extent upon the efforts of certain senior management and technical personnel, particularly Raymon F. Thompson our Chairman. Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, and marketing personnel. Competition for such personnel is high and, while to date we do not believe that our geographic location has hindered us in recruiting qualified personnel, no assurance can be given that our location will not adversely affect future recruiting of key personnel. The loss of the services of Mr. Thompson or of one or more other key management or technical personnel, or the inability to attract and retain additional qualified personnel, could adversely affect our business, financial condition, results of operations or cash flows. We do not carry key man life insurance on Mr. Thompson.

         Dependence on Key Customers

Semitool's ten largest customers accounted for 51%, 55% and 52% of our net sales in fiscal 1999, 1998 and 1997, respectively. Although the composition of our largest customers has changed from year to year, the loss of, or a significant curtailment of purchases by one or more of our key customers could adversely affect our business, financial condition, results of operations or cash flows.

         Dependence on Key Suppliers

Certain components and subassemblies included in our products are obtained from a single source or a limited group of suppliers. Although we have selectively vertically integrated our manufacturing operations, the loss of, or disruption in shipments from, certain sole or limited source suppliers could in the short-term adversely affect our business and results of operations. We believe that we could either manufacture components or secure an alternate supplier with no long-term material adverse effect on our business or operations. Further, a significant increase in the price of one or more of these components could adversely affect our business, financial condition, results of operations or cash flows.

         Effect of Certain Anti-Takeover Provisions

Our Articles of Incorporation authorize our Board of Directors to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without further vote or action by the shareholders. Although we have no present plans to issue any Preferred Stock, we view the authorized Preferred Stock as a potential financing vehicle. The Board of Directors may issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. Any issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Semitool.

         Volatility of Stock Price

Our Common Stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including quarter to quarter variations in the actual or anticipated financial results, announcements by us, our competitors or our customers, government regulations, developments in the industry and general market conditions. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, may adversely affect the market price of Semitool's Common Stock.

         Year 2000

Our Year 2000 (Y2K) readiness project is complete.  The project consisted of six
major  phases:  planning,  assessment,  testing,  repairs/reinstallations,   and
contingency planning.

The following areas went through each of the above phases:

      Products. Other than some spare parts, many of our products include software both internally developed and purchased from vendors. Some equipment also includes numerous sub-systems with embedded software. Much of this software is customized to meet customers' specific needs.

      IT System. These systems include our business and manufacturing systems, computer-aided design, e-mail and others. The majority of these systems were developed by software vendors, are not highly customized, and have been updated to Y2K compliant revisions per the vendor. We performed end-to-end testing where we deemed such testing necessary and found no compliance issues.

      Non-IT Systems. These systems include but are not limited to controllers on machinery used in production, the heating and air conditioning systems, communication systems, and electronic security devices.

      Customers/Suppliers. We worked with our customers and suppliers to determine Y2K readiness and insure that goods and services will be delivered timely and that transaction processing is proper. We do have electronic data interface (EDI) transactions with some customers; however, these EDI transactions are provided by third parties who have certified their Y2K readiness.

Contingency plans have been formulated in the event that significant Y2K compliance issues remain undetected. These plans make the assumption that our major facilities continue to receive essential services such as electricity, natural gas, communications, sewer and water. Such assumptions are based on our vendor's assurances that these services will not be interrupted. The plans do attempt to minimize damage to property in the event any of these services are unavailable.

The cost incurred thus far with regard to Y2K consists mainly of personnel costs for IT, non-IT, product software and customers/suppliers issues. We do not track Y2K costs as a separate cost. Total estimated costs are not anticipated to exceed $250,000.

All mission critical IT systems have been tested and are believed to be Y2K ready, however, due to the inherent uncertainty surrounding the Y2K issue, we cannot anticipate all of the possible problems that may occur. Adverse consequences from Y2K issues may materially effect our warranty liability, the value of our capitalized software and the carrying value of our inventory as well as our financial condition, results of operations or cash flows. The Y2K problems could also subject us to litigation which may include consequential damages.

Item 2.  Properties

We own a number of facilities around the world. We have two facilities located on sites in Kalispell, Montana. The building and land for our European sales and customer service headquarters is located in Cambridge, England and is owned by us. Also, we own the building and land located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. In early fiscal 1999, we purchased a building and land in Phoenix, Arizona to house our Semy Engineering, Inc. (Semy) subsidiary. During the year, we sold the land in Scottsdale, Arizona, which had been purchased in fiscal 1998 with the intent to build a facility to house Semy. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We also lease various other smaller facilities worldwide which are used as sales and customer service centers.

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on Semitool's premises. We believe that we are in material compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, current or future regulations could require us to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by us to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject us to future liabilities, result in fines being imposed on us, or result in the suspension of production or cessation of our manufacturing operations.

Item 3.  Legal Proceedings

In August, 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. Discovery is continuing and no trial date has been set.

A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against us. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation and the stage of discovery, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

                                     Part II

Item 5.  Market for Semitool's Common Stock and Related Shareholder Matters

The Company's Common Stock is traded under the symbol "SMTL" principally on the Nasdaq National Market. The approximate number of shareholders of record at December 6, 1999 was 208 and the reported last sale price of the Company's common stock on the Nasdaq National Market was $11.75. The high and low sales prices for the Company's common stock reported by the Nasdaq National Market are shown below.


                            Common Stock Price Range
                                   Fiscal Year
                               Ended September 30,
                                      1999                            1998
                           High            Low             High            Low

First Quarter             $8.50           $4.25           $26.25          $12.00
Second Quarter            $9.38           $6.00           $14.75          $11.63
Third Quarter            $10.00           $6.00           $14.50           $7.88
Fourth Quarter           $13.88           $8.38            $9.63           $5.13


Since the Company's initial public offering of Common Stock in February of 1995, it has never declared or paid any cash dividend nor has any intent to do so in the near future.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.


                   Summary Consolidated Financial Information
                      (in thousands, except per share data)

                                                                 Year Ended September 30,
                                                 1999         1998         1997         1996         1995

Statement of Operations Data:
Net sales                                      $122,528     $180,501     $193,952     $174,204     $128,326
Gross profit                                     57,648       90,979       91,090       84,631       65,858
Income (loss) from operations                   (12,741)       8,087       20,432       24,182       20,927
Net income (loss)                                (6,745)       4,805       12,523       15,136       14,885

Pro forma Statement of Operations Data:
Income (loss) from operations (1)               (12,741)       8,087       20,432       24,182       22,599
Net income (loss) (2)                            (6,745)       4,805       12,523       15,136       14,403
Basic earnings (loss) per share                   (0.49)        0.35         0.92         1.11         1.19
Diluted earnings (loss) per share                 (0.49)        0.35         0.91         1.09         1.15
Average number of basic common shares            13,797       13,783       13,676       13,651       12,080
Average number of diluted common shares          13,797       13,904       13,833       13,858       12,563

Balance Sheet Data:
Working capital                                  52,308       52,408       50,047       43,797       37,209
Total assets                                    131,884      127,990      131,725      114,954       88,067
Short-term debt                                  10,541        3,596        4,393        4,374          924
Long-term debt and capital leases                 3,911        3,836        3,364        3,637        4,011
Shareholders' equity (3)                         81,025       86,694       81,580       68,003       52,813


(1) Pro forma income from operations has been determined by eliminating for 1995 payments for technology rights that ceased in February 1995, upon closing of the initial public offering of the Company's common stock.

(2) Between October 1, 1986 and February 1, 1995, the Company elected to be taxed under the provisions of Subchapter S of the Code. Under those provisions, the Company had not been subject to federal corporate income taxation. In connection with the closing of the Company's initial public offering, the Company terminated its S corporation status. Pro forma net income has been determined by assuming that the Company had been taxed as a C corporation for federal income tax purposes for 1995. The pro forma provision for income taxes has been calculated by using statutory rates for federal and state taxes applied to pro forma income before income taxes, net of actual research and development credits generated. The pro forma effective tax rate in fiscal 1995 was 37.1%.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

CAUTION - FORWARD LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding use of sales, service and support organizations, the contribution of international sales to net sales, fiscal year 2000 sales, gross margins, research and development, costs of manufacturing, interest expense, future balances, the sufficiency of funds, and effects of new accounting standards, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact."

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

The Company  undertakes no obligation  to update  forward-looking  statements to
reflect  subsequent  events,  changed   circumstances,   or  the  occurrence  of
unanticipated events.

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes, included elsewhere in this document. References to fiscal years are to years ended September 30.

The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) for fiscal 1999. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. For fiscal 1999, the Company's two reportable segments are Semiconductor Equipment and Software Control Systems.

The Semiconductor Equipment segment is the Company's largest segment and its primary products are capital equipment for semiconductor wafer surface preparation and cleaning, and electrochemical deposition of various metals on a wafer surface. The manufacturing process for integrated circuits may include over several hundred steps and following many of those steps the silicon wafer surface must be cleaned, a deposited film stripped off the surface or the surface etched. The Semiconductor Equipment segment's largest product line, surface preparation and cleaning equipment, can perform many of these steps. The segment's electrochemical deposition products are used to deposit various types of metals on the surface of a wafer for varied applications including copper for interconnect. The unit selling prices for this segment's products range from $15,000 to approximately $3.0 million with some predominance of selling prices in the upper portion of the price range. Due to this predominance of relatively high unit selling prices, a significant portion of the Company's revenue in any given period is often derived from the sale of a relatively small number of units.

The Software Control Systems segment's primary product is a software control system comprised of a communication software interface coupled with equipment specific software modules to link most types of manufacturing equipment used in a semiconductor manufacturing facility ("fab") front-end process. The Unix based software system utilizing specially equipped computer workstations performs data collection, statistical process analysis and control, preventive maintenance scheduling, and process recipe management for either a single tool or multiple, networked tools. The system can be integrated with a semiconductor manufacturer's computer integrated manufacturing system.

Both of Semitool's segments sell their products to semiconductor manufacturers worldwide and believe their sales, service and support organizations are important to the long-term success of their customer relationships, particularly as customers increasingly demand equipment and integrated process solutions. Worldwide sales, service and support are primarily provided through Company employees in the United States, Europe, Japan, Korea, Singapore, and Taiwan with some limited use of independent sales representatives and distributors. In fiscal 1999, the Company's sales distribution by geographical area was United States, 47.2%, Europe, 24.0%, Japan, 18.7%, and Asia, including all others, 10.1% compared to 61.7%, 26.5%, 8.6% and 3.2%, respectively, for the prior year. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales and the geographical distribution may fluctuate from period to period.

From time to time, the Company has experienced, and expects to continue to experience, significant fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based in part on expectations of future sales. If sales levels in a particular period do not meet expectations, operating results will be adversely affected. A variety of factors have an influence on the Company's operating results in a particular period. These factors include specific economic conditions in the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture products on a cost-effective and timely basis, the introduction of new products by the Company or its competition, the selection of the Company's or its competitors' products by semiconductor manufacturers for new generations of facilities or expansions, the timing of research and development expenditures, exchange rate fluctuations, and expenses attendant to acquisitions, strategic alliances and further development of marketing and service capabilities.

RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated results of operations for the periods indicated expressed as a percentage of net sales:


                                                                YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------------------------
                                                         1999              1998             1997
                                                    -------------    -------------     -------------

Statement of Operations Data:
     Net sales                                              100.0%           100.0%            100.0%
     Cost of Sales                                           53.0             49.6              53.0
                                                    -------------    -------------     -------------
     Gross Profit                                            47.0             50.4              47.0
                                                    -------------    -------------     -------------

     Operating expenses:
         Selling, general and administrative                 40.4             32.3              25.5
         Research and development                            17.0             13.6              10.9
                                                    -------------    -------------     -------------
            Total operating expenses                         57.4             45.9              36.4
                                                    -------------    -------------     -------------
     Income (loss) from operations                          (10.4)             4.5              10.6
     Other income (expense), net                              1.5             (0.5)             (0.1)
                                                    -------------    -------------     -------------
     Income (loss) before income taxes                       (8.9)             4.0              10.5
     Income taxes                                            (3.4)             1.4               4.0
                                                    -------------    -------------     -------------
     Net income (loss)                                       (5.5)             2.6%              6.5%
                                                    =============    =============     =============


Net Sales. Fiscal 1999 consolidated sales declined 32.1% to $122.5 million from last year's $180.5 million and compares to $194.0 million in fiscal 1997. The overall net sales decline in each of the past two years is primarily attributable to the reduction of capital equipment spending by the Company's customers in response to excess manufacturing capacity in the semiconductor industry, the Asian economic decline and, to a lesser extent, the effect of a shift of marketing and sales resources from the Company's Thermal products to other product lines with expected higher potential. Partially offsetting the sales decline from these factors in both years was a small increase in Software Control Systems segment sales.

Semiconductor Equipment segment sales fell 35.1% to $109.6 million in fiscal 1999 from $168.9 million in fiscal 1998, and that year was 8.4% below fiscal 1997. The Semiconductor Equipment segment's product lines relative contribution to consolidated net sales for fiscal 1999 and 1998, respectively, are Surface Preparation and Cleaning, 53.5% and 58.2%, Electrochemical Deposition, 16.7% and 13.7%, and Parts, Service and Other, 19.4% and 21.7%. The fiscal 1999 segment sales decline is due to lower sales in all product lines which was primarily the result of the semiconductor industry downturn. However, the sales decline in the Company's Thermal products, which is included in Other, was greater due to a shift of marketing and sales resources away from that product line. In fiscal 1998, segment net sales were $15.5 million below the prior year's sales. That year's decrease was primarily attributable to the Surface Preparation and Cleaning and Thermal product lines sales decrease which was partially offset by increased sales of Electrochemical Deposition products and Spare Parts and Service.

Fiscal 1999 Electrochemical Deposition product sales for all metal types declined $4.2 million from the prior year, but the percentage decline for this product line was significantly lower than the percentage decline of all other product lines in this segment. Electrochemical deposition sales for fiscal 1998 were $24.6 million, up from $6.4 million in fiscal 1997. Essentially all of the fiscal 1998 sales increase was from sales of tools for copper plating applications.

Software Control Systems segment sales for fiscal 1999 were $13.3 million including intersegment sales of $413,000. Fiscal 1999 segment sales, excluding intersegment sales, increased 11.1% compared to the previous year's comparable sales increase of 21.7%, which included a fab-wide, front-end system installation for one customer. This year's sales increase is attributable to growing product acceptance and increasing market activity.

There is some industry expectation that foundries, manufacturers that produce semiconductors for companies that need additional manufacturing capacity or do not have fabs, will make significant capital investment in the next several years. Likewise, there is a similar industry expectation, that as the Asia Pacific economic conditions improve, capital investment will increase in that geographic area. Both of these market expectations, if they develop, may support a recovery in the semiconductor industry. Based on the current semiconductor market outlook, management expects fiscal year 2000 sales to exceed fiscal year 1999's sales and that profitability will improve, although, there can be no assurance that this will be the case.

Consolidated orders backlog increased 86.7% to approximately $57.5 million at September 30, 1999, from approximately $30.8 million at September 30, 1998, which had decreased 51.7% from $63.8 million at September 30, 1997. New order bookings were similar in total amount for both fiscal 1999 and 1998, however, the timing of orders booked was reversed. Fiscal 1999 second half new order bookings were approximately $94.5 million compared to $54.8 million for the same period in the prior year. At September 30, 1999 and 1998, Semiconductor Equipment segment orders backlog represented 97.6% and 94.1%, respectively, of consolidated orders backlog.

The Company includes in its backlog those customer orders for which it has written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedule, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period.

Gross Profit. Consolidated gross profit as a percentage of net sales in fiscal 1999 was 47.0%, down from 50.4% in fiscal 1998 and nearly unchanged from fiscal 1997. The decrease in gross margin in the current year is attributable to a number of factors, including the effect of lower operating levels and higher obsolete inventory write-offs in the Semiconductor Equipment segment, and sales mix in both segments. The fiscal 1998 increase in gross margin is attributable to a number of factors including the effect of efficiencies earlier in that year which were partially offset later in the year by excess capacity costs, lower material costs in the semiconductor equipment segment, and sales mix in both segments.

The Company's gross margin has been, and will continue to be, affected by a variety of factors, including the costs to manufacture, service, and support new and enhanced products, as well as the mix and average selling prices of products sold. The Company anticipates that the cost to manufacture and support new products will improve over time, but it also expects to continue to design and sell additional models of its existing products and new products, which may adversely affect the anticipated improvement.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses were $49.5 million, or 40.4% of net sales in fiscal 1999, down $8.8 million in absolute dollars but up as a percent of sales from fiscal 1998's $58.4 million, or 32.3% of net sales. This absolute decline in SG&A expense is the net result of overall lower Semiconductor Equipment segment SG&A costs resulting from cost reductions and lower sales volumes which decreases were partially offset by higher legal expenses related to current litigation, and an increase in Software Control Systems SG&A costs due to higher sales and an expanded sales and support organization.

The fiscal 1998 $8.9 million consolidated SG&A expense increase from fiscal 1997 reflects primarily the full-year effect of the Company's 1997 decision to transition to a company-staffed sales and customer support organization in most of the Asian marketplace, the larger domestic and European customer service organization, and a fourth quarter $1.3 million bad debt provision for an international receivable, all associated with the Semiconductor Equipment segment.

A substantial portion of the Company's SG&A expense is fixed in the short-term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees, depreciation and other costs associated with the Company's research and development efforts. The Company's consolidated research and development expenses in absolute dollars and as a percent of net sales for fiscal years 1999, 1998 and 1997 were $20.9 million, or 17.0%, $24.5 million or 13.6%, and $21.2 million or 10.9%, respectively. R&D expense for fiscal 1999 was 14.9% below fiscal 1998's expense level which had increased 15.9% from fiscal 1997. During these periods, projects in the Semiconductor Equipment segment included the development of the LT-210c linear copper plating tool, the development of the high throughput fully automated Spectrum, the Millennium platform with its unique Capsule processing chamber, and the HydrOzone cleaning process, among others. Additionally, the Software Control Systems segment undertook a major product upgrade and expansion in fiscal 1998, which is ongoing. The Semiconductor Equipment segment's R&D activities are focused on the Surface Preparation and Cleaning and Electrochemical Deposition product lines.

The Company is committed to technology leadership in the semiconductor equipment industry and expects to continue to fund research and development expenditures with a multiyear perspective. Such funding has resulted in fluctuations in R&D expenses from period to period in the past. The Company expects such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures, changes in the level of net sales and the number of projects.

Other Income (Expense). Interest income on short-term investment of cash balances was $243,000 in fiscal 1999 compared to $64,000 and $97,000 in fiscal years 1998 and 1997, respectively. Interest expense in fiscal 1999 was $401,000 compared to $559,000 in fiscal 1998. The decline in interest expense in fiscal 1999 was due to lower average borrowings during the year in response to reduced operating levels. Interest expense is expected to increase in fiscal year 2000. In fiscal 1999, Other, net includes $468,000 from gains on sales of property and foreign currency exchange gains of $1.2 million. The foreign exchange gain consists of net gains and losses resulting from the re-measurement of our accounts denominated in non-U.S. currencies into U.S. Dollars, which is our functional currency, and net gains and losses on forward contracts. The net exchange gain was due primarily to fluctuations of the U.S. Dollar against the Japanese Yen. Other expense in fiscal 1998 includes a $483,000 write-off of capitalized costs associated with a canceled building project.

Income Taxes. The fiscal 1999 income tax benefit, as a result of this year's loss, was $4.2 million compared to the $2.5 million provision for income taxes in fiscal 1998. The effective tax rates for fiscal years 1999, 1998 and 1997 were 38.4%, 34% and 38% respectively. The Company expects its effective tax rate to be 33% for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities in fiscal 1999 was $9.8 million as compared to $15.0 million generated by operations in fiscal 1998. In fiscal 1999, cash was used in operations because of substantial increases in inventory, accounts receivable, income tax refund receivable, and a decrease in accrued warranty and installation partially offset by an increase in accounts payable and other accrued liabilities.

As of September 30, 1999, the Company had $38.4 million of accounts receivable and $41.7 million of inventory, compared to $34.9 million of accounts receivable and $36.4 million of inventory at September 30, 1998. The Company expects future accounts receivable and inventory balances to fluctuate with net sales. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or more for more complex products. Accordingly, while the Company's finished goods inventory accounts for slightly over 14% of total inventory, overall inventory levels tend to fluctuate with the level and type of orders received. Currently, the tools with the longest average cycle times are the Semiconductor Equipment segment's automated batch tools and single substrate processor.

Cash provided by investing activities in fiscal 1999 was $739,000 compared to $12.5 million used in fiscal 1998. The sale of property provided cash of $3.4 million in fiscal 1999 and cash used to purchase plant, property and equipment declined from $9.8 million in 1998 to $2.0 million in 1999. Major purchases of plant, property and equipment during 1999 include the purchase of a building for the Software Control Systems segment operations. Investments in intangible assets used cash of $654,000 in fiscal 1999 compared to $2.8 million cash used in fiscal 1998 which includes $2.2 million for Software Control Systems segment software development costs, which were capitalized once technological feasibility was reached, and $600,000 for patents and trademarks.

Financing activities in fiscal 1999 consisted primarily of $7.2 million of additional net borrowings under the Company's line of credit to fund operations.

As of September 30, 1999, the Company's principal sources of liquidity consisted of approximately $4.8 million of cash and cash equivalents, $14.8 million available under the Company's $25 million revolving line of credit, which was amended during the fourth quarter of fiscal 1999. The credit facility is with Bank of America and bears interest at the bank's prime lending rate or LIBOR plus 1.5%. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

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

LITIGATION

In August, 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. Discovery is continuing and no trial date has been set.

A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against us. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation and the stage of discovery, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows.


NEW ACCOUNTING PRONOUNCEMENTS

In fiscal 1999, the Company adopted SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement requires the Company to disclose accumulated other comprehensive income or loss as a separate component of shareholders' equity. Prior period financial statements have been reclassified to reflect application of this statement.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in fiscal 2001. The Company has not yet determined the effect the adoption of this standard will have on the financial condition or results of operations of the Company.

In March  1998,  the  AICPA  issued  Statement  of  Position  98-1  (SOP  98-1),
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. SOP 98-1 is effective for the Company in fiscal 2000. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

YEAR 2000

Our Year 2000 (Y2K) readiness project is complete.  The project consisted of six
major  phases:  planning,  assessment,  testing,  repairs/reinstallations,   and
contingency planning.

The following areas went through each of the above phases:

      Products. Other than some spare parts, many of our products include software both internally developed and purchased from vendors. Some equipment also includes numerous sub-systems with embedded software. Much of this software is customized to meet customers' specific needs.

      IT System. These systems include our business and manufacturing systems, computer-aided design, e-mail and others. The majority of these systems were developed by software vendors, are not highly customized, and have been updated to Y2K compliant revisions per the vendor. We performed end-to-end testing where we deemed such testing necessary and found no compliance issues.

      Non-IT Systems. These systems include but are not limited to controllers on machinery used in production, the heating and air conditioning systems, communication systems, and electronic security devices.

      Customers/Suppliers. We worked with our customers and suppliers to determine Y2K readiness and insure that goods and services will be delivered timely and that transaction processing is proper. We do have electronic data interface (EDI) transactions with some customers; however, these EDI transactions are provided by third parties who have certified their Y2K readiness.

Contingency plans have been formulated in the event that significant Y2K compliance issues remain undetected. These plans make the assumption that our major facilities continue to receive essential services such as electricity, natural gas, communications, sewer and water. Such assumptions are based on our vendor's assurances that these services will not be interrupted. The plans do attempt to minimize damage to property in the event any of these services are unavailable.

The cost incurred thus far with regard to Y2K consists mainly of personnel costs for IT, non-IT, product software and customers/suppliers issues. We do not track Y2K costs as a separate cost. Total estimated costs are not anticipated to exceed $250,000.

All mission critical IT systems have been tested and are believed to be Y2K ready, however, due to the inherent uncertainty surrounding the Y2K issue, we cannot anticipate all of the possible problems that may occur. Adverse consequences from Y2K issues may materially effect our warranty liability, the value of our capitalized software and the carrying value of our inventory as well as our financial condition, results of operations or cash flows. The Y2K problems could also subject us to litigation which may include consequential damages.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Sensitivity

The Company as of September 30, 1999 has approximately $4.3 million in long term debt and approximately $10.2 million in short-term debt. The Company's long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of its fixed rate long-term debt. The Company believes that a 10% change in the long term interest rate would not have a material effect on the Company's financial condition, results of operations or cash flows. The Company's short-term debt bears interest at a variable rate. Based on the $10.2 million of short-term debt outstanding as of September 30, 1999, a 10% change in interest rates would not have a material affect on the Company's financial condition, results of operations or cash flows.

Foreign Currency Exchange Rate Sensitivity

All of our non-U.S. operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge by entering into short-term forward exchange contracts. At September 30, 1999 we held forward contracts to purchase Japanese Yen with a face value of $10.6 million, a market value of $11.2 million and an unrealized loss of approximately $600,000. The impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the impact on related transactions denominated in yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to the Company's financial condition, results of operations or cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Item 14(a)(1) and 14(a)(2) of this Form 10-K are incorporated into this Item 8 of Part II of this Form 10-K.

Unaudited Quarterly Consolidated Financial Data
Amounts In Thousands, Except Per Share Data


                                                                          Quarter
                                                       First         Second          Third          Fourth
1999
Net sales                                        $    30,422     $    25,816     $    29,838     $    36,452
Gross profit                                          14,737          11,927          14,622          16,362
Net income (loss)                                     (1,141)         (2,967)         (2,735)             98
Basic and diluted earnings (loss) per share            (0.08)          (0.22)          (0.20)           0.01

1998
Net sales                                        $    47,002     $    45,241     $    46,572     $    41,686
Gross profit                                          23,904          23,842          24,109          19,124
Net income (loss)                                      2,604           1,415           1,489            (703)
Basic and diluted earnings per share                    0.19            0.10            0.11           (0.05)


The fourth quarter fiscal year 1998 results were significantly impacted by pretax charges totaling $2.8 million, or $0.13 per diluted share relating to a provision for the loss on an international customer receivable, a customer return, costs associated with a canceled building project, and severance costs, partially offset by a reduction of the Company's effective income tax rate that increased net income by $263,000, or $0.02 per diluted share.

The fourth quarter results include a reduction in the Company's effective income tax rate that increased net income by $479,000, or $0.03 per diluted share.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors of the Company:

       Name                    Age                    Position
       ----                    ---                    --------
 Raymon F. Thompson             58   Chairman of the Board
 Fabio Gualandris               40   President and Chief Executive Officer
 Timothy C. Dodkin              50   Senior Vice President
                                     Managing Director, Semitool Europe, Ltd.
 William A. Freeman             56   Senior Vice President and Chief Financial
                                     Officer
 Gary L. Spray                  53   Vice President, Worldwide Sales
 Kazuyo N. Heinink              49   Vice President, Marketing
 Gregory L. Perkins             56   Vice President, Operations
 Larry A. Viano                 45   Treasurer, Principal Accounting Officer and
                                     Controller
 Howard E. Bateman (1)          65   Director
 Richard A. Dasen (2)           57   Director
 Daniel J. Eigeman (2)          65   Director
 Calvin S. Robinson (1)(2)      79   Director and Secretary
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

William A. Freeman joined the Company in 1998, and is Senior Vice President and Chief Financial Officer. Prior to joining the Company and since 1995, Mr. Freeman was an independent management consultant. Prior to 1995, he worked for 22 years at Zurn Industries, Inc., a diversified manufacturing, engineering, and construction company. At Zurn, Mr. Freeman served in division management positions before being appointed Senior Vice President - Chief Financial Officer in 1986, and President in 1991. Mr. Freeman also serves on the Board of Directors of NPC International, Inc., a Nasdaq-listed company.

Gary Spray has served as the Company's Vice President of Worldwide Sales since joining the Company in July 1999. Prior to joining the Company and since 1995, Mr. Spray served as Vice President of Sales and Marketing for IPEC Planar (now Speedfam-IPEC) located in Phoenix, Arizona. From 1992 to 1995, he served as Worldwide Director of Sales and Marketing and then Director of U.S. Sales for General Signal Corporation, where he provided leadership in worldwide marketing and sales for their semiconductor equipment division.

Kazuyo N. Heinink joined the Company in August 1999 and serves as the Company's Vice President of Marketing. Prior to joining the Company and since 1998, Ms. Heinink served as Director of Marketing for IPEC Planar (now Speedfam-IPEC) before being appointed Vice President of Global Account Management for Speedfam-IPEC in 1999. From 1990 to 1998, she served in various positions with MEMC Electronic Materials, Inc., including Vice President of Marketing, Commercial Director for North America and Worldwide Manager for their expitaxial products.

Gregory L. Perkins joined the Company in 1990 as Vice President, Manufacturing and, since 1994, has served as the Company's Vice President, Operations. Prior to joining the Company, Mr. Perkins served as General Manager for Modulair, Inc., a manufacturer of clean rooms, from 1987 to 1990.

Larry A. Viano joined the Company in 1985 and serves as the Company's treasurer, principal accounting officer and controller. Mr. Viano serves on the Board of Directors of Semitool Europe, Ltd. and Semitool Japan KK. Mr. Viano is a Certified Public Accountant.

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

Daniel J. Eigeman has served on the Company's Board of Directors since 1985. From 1971 to 1993, Mr. Eigeman was President of Eigeman, Hanson & Co., P.C., an accounting firm, and since 1993 has been a shareholder of Junkermier, Clark, Campanella, Stevens, P.C., CPAs. Mr. Eigeman currently serves as director of CPA Mutual Insurance of America, Inc.

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

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required under this item is contained in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.  Financial Statements:

         Report of Independent Accountants

         Consolidated Balance Sheets at September 30, 1999 and
                  September 30, 1998

         Consolidated Statements of Operations for the Years Ended
                  September 30, 1999, September 30, 1998, and
                  September 30, 1997

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1999, September 30, 1998 and September 30, 1997

         Consolidated Statements of Cash Flows for the Years Ended
                  September 30, 1999, September 30, 1998 and
                  September 30, 1997

         Consolidated Statements of Comprehensive Income (Loss) for the
                  Years Ended September 30, 1999, September 30, 1998, and September 30, 1997

         Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

3.  EXHIBITS:

(a) The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

3.1           Restated Articles of Incorporation of the Company (1)
3.5           Amended Bylaws of Semitool, Inc. (4)
3.6           Amended Bylaws of Semitool, Inc. (5)
3.7           Amended Bylaws of Semitool, Inc. (8)
10.12         Agreement  between the Company and the Semitool European Companies
              (1)
10.13         Aircraft Lease Agreement, dated April 1, 1996, between the Company and Mr. Thompson (2)
10.16         Business Loan Agreement, dated September 30, 1997, between the
              Company and the Bank of America NT & SA doing business as Seafirst
              Bank (3)
10.17         Promissory Note, dated September 29, 1997, between the Company and the Bank of America  National Trust and Savings Association  doing business as Seafirst Bank (3)
10.18         Loan Modification Agreement, dated September 29, 1997 between the
              Company and The Bank of America National Trust And Savings
              Association doing business as Seafirst Bank (3)
10.19         Loan Modification Agreement, dated October 2, 1997 between the
              Company and the Bank of America National Trust And Savings
              Association doing business as Seafirst Bank (3)
10.20         Loan Modification Agreement, dated October 2, 1997 between the
              Company and the Bank of America National Trust And Savings
              Association doing business as Seafirst Bank (3)
10.21         Promissory Note, dated March 26, 1998 between Rhetech, Inc. and
              CoreStates Bank, N.A. (4)
10.22         Mortgage, Assignment of Leases and Security Agreement, dated
              March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (4)
10.23         Promissory Note, dated March 26, 1998 between Rhetech, Inc. and
              CoreStates Bank, N.A. (4)
10.24         Mortgage, Assignment of Leases and Security Agreement, dated
              March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (4)
10.25         Employment Agreement between William A. Freeman and
              Semitool, Inc. dated February 20, 1998. (4)
10.26         Employment Agreement between Fabio Gualandris and
              Semitool, Inc. dated April 21, 1998. (6)
10.27         Business Loan  Agreement,  dated  September 30, 1998,  between the
              Company and the Bank of America NT & SA doing business as Seafirst
              Bank (6)
10.28         Promissory Note, dated September 30, 1998, between the Company and the Bank of America National Trust and Savings  Association  doing business as Seafirst Bank (6)
10.29         First Amendment to Business Loan Agreement between Bank of America
              NT&SA doing business as Seafirst Bank and Semitool, Inc. (7)
10.30         Employment Agreement between Gary Spray and Semitool, Inc. dated
              May 5, 1999. (7)
10.31         Employment Agreement between Kazuyo N. Heinink and Semitool, Inc.
              dated July 29, 1999. (8)
21.1          Subsidiaries of Registrant (8)
27            Financial data schedule (8)
99.2          Amended and Restated Semitool, Inc. 1994 Stock Option Plan (4)


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

(6) Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K, date of report September 30, 1998.

(7) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report of Form 10-Q, date of report June 30, 1999.

(8) Filed herewith.

(B) Reports on Form 8-K. During the fourth quarter of fiscal 1999, there were no Form 8-K's filed by the Company.

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

Dated:  December 17, 1999               SEMITOOL, INC.




                                       By: /s/Fabio Gualandris
                                           ----------------------------------
                                           Fabio Gualandris
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                              Title                  Date



/s/Fabio Gualandris
-------------------------
Fabio Gualandris            President and Chief Executive      December 17, 1999
                            Officer
                            (Principal Executive Officer)



/s/William A. Freeman
-------------------------
William A. Freeman          Senior Vice President              December 23, 1999
                            and Chief Financial Officer



/s/Larry A. Viano
-------------------------
Larry A. Viano              Controller, Treasurer and          December 17, 1999
                            Principal Accounting Officer



/s/Raymon F. Thompson
-------------------------
Raymon F. Thompson          Chairman of the Board              December 17, 1999



/s/Howard E. Bateman
-------------------------
Howard E. Bateman                      Director                December 22, 1999



/s/Richard A. Dasen
-------------------------
Richard A. Dasen                       Director                December 22, 1999



/s/Timothy C. Dodkin
-------------------------
Timothy C. Dodkin           Director and                       December 22, 1999
                            Senior Vice President



/s/Daniel J. Eigeman
-------------------------
Daniel J. Eigeman                      Director                December 22, 1999



/s/Calvin S. Robinson
-------------------------
Calvin S. Robinson          Director and Secretary             December 22, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Semitool, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 1999 and September 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                       /s/PricewaterhouseCoopers LLP

Boise, Idaho
November 3, 1999


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998
                             (Amounts in Thousands)

                                     ASSETS

                                                                       1999            1998
                                                                   -----------     -----------
Current assets:
   Cash and cash equivalents                                       $     4,789     $     7,287
   Trade receivables, less allowance for doubtful accounts
      of $271 and $1,542                                                38,366          34,855
   Inventories                                                          41,667          36,435
   Income tax refund receivable                                          3,944              --
   Prepaid expenses and other current assets                             2,607           2,052
   Deferred income taxes                                                 5,928           6,379
                                                                   -----------     -----------
         Total current assets                                           97,301          87,008
Property, plant and equipment, net                                      30,336          36,302
Intangibles, less accumulated amortization of $3,574 and $2,399          3,406           3,965
Other assets, net                                                          841             715
                                                                   -----------     -----------
         Total assets                                              $   131,884     $   127,990
                                                                   ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                            $    10,160     $     3,000
   Accounts payable                                                     14,602           8,987
   Accrued commissions                                                   1,018             935
   Accrued warranty and installation                                     9,045          11,970
   Accrued payroll and related benefits                                  3,691           4,240
   Other accrued liabilities                                             3,974           2,414
   Customer advances                                                     2,119           2,380
   Long-term debt and capital leases, due within one year                  381             596
   Payable to shareholder                                                    3              78
                                                                   -----------     -----------
         Total current liabilities                                      44,993          34,600
Long-term debt and capital leases, due after one year                    3,911           3,836
Deferred income taxes                                                    1,955           2,860
                                                                   -----------     -----------
     Total Liabilities                                                  50,859          41,296
                                                                   -----------     -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized, no
      shares issued and outstanding                                         --              --
   Common stock, no par value, 30,000 shares authorized,
      13,814 and 13,792 shares issued and outstanding
      in 1999 and 1998                                                  41,464          41,248
   Retained earnings                                                    39,009          45,754
   Accumulated other comprehensive income (loss)                           552            (308)
                                                                   -----------     -----------
         Total shareholders' equity                                     81,025          86,694
                                                                   -----------     -----------
         Totalliabilities and shareholders' equity                 $   131,884     $   127,990
                                                                   ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.



                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended September 30, 1999, 1998 and 1997
              (Amounts in Thousands, Except for Per Share Amounts)

                                                    1999            1998            1997
                                                 -----------     -----------     -----------
Net sales                                        $   122,528     $   180,501     $   193,952
Cost of sales                                         64,880          89,522         102,862
                                                 -----------     -----------     -----------

Gross profit                                          57,648          90,979          91,090
                                                 -----------     -----------     -----------

Operating expenses:
    Selling, general and administrative               49,515          58,356          49,479
    Research and development                          20,874          24,536          21,179
                                                 -----------     -----------     -----------
       Total operating expenses                       70,389          82,892          70,658
                                                 -----------     -----------     -----------

Income (loss) from operations                        (12,741)          8,087          20,432
                                                 -----------     -----------     -----------

Other income (expense):
    Interest income                                      243              64              97
    Interest expense                                    (401)           (559)           (499)
    Other, net                                         1,954            (312)            168
                                                 -----------     -----------     -----------
                                                       1,796            (807)           (234)
                                                 -----------     -----------     -----------
Income (loss) before income taxes                    (10,945)          7,280          20,198
Income taxes                                          (4,200)          2,475           7,675
                                                 -----------     -----------     -----------

Net income (loss)                                $    (6,745)    $     4,805     $    12,523
                                                 ===========     ===========     ===========

Earnings (loss) per share:
Basic                                            $     (0.49)    $      0.35     $      0.92
Diluted                                          $     (0.49)    $      0.35     $      0.91

Weighted average common shares:
Basic                                                 13,797          13,783          13,676
Diluted                                               13,797          13,904          13,833

The accompanying notes are an integral part of the consolidated financial statements.



                                 SEMITOOL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended September 30, 1999, 1998 and 1997
                             (Amounts in Thousands)

                                                 COMMON STOCK
                                            -----------------------
                                                                                   Accumulated
                                              Number                                  Other
                                                of                     Retained   Comprehensive
                                              Shares       Amount      Earnings   Income (loss)    Total
                                            --------------------------------------------------------------
Balance October 1, 1996                         13,656   $   39,577   $   28,426   $       --   $   68,003
     Net income                                     --           --       12,523           --       12,523
     Exercise of stock options                     100        1,013           --           --        1,013
     Other comprehensive  income                    --           --           --           41           41
                                            ----------   ----------   ----------   ----------   ----------

Balance September 30, 1997                      13,756       40,590       40,949           41       81,580
     Net income                                     --           --        4,805           --        4,805
     Exercise of stock options                      36          342           --           --          342
     Income tax effect of nonqualified
       stock options                                --          316           --           --          316
     Other comprehensive loss                       --           --           --         (349)        (349)
                                            ----------   ----------   ----------   ----------   ----------

Balance September 30, 1998                      13,792       41,248       45,754         (308)      86,694
     Net income                                     --           --       (6,745)          --       (6,745)
     Exercise of stock options                      22          216           --           --          216
     Other comprehensive income                     --           --           --          860          860
                                            ----------   ----------   ----------   ----------   ----------

Balance September 30, 1999                      13,814   $   41,464   $   39,009   $      552   $   81,025
                                            ==========   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.



                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1999, 1998 and 1997
                             (Amounts in Thousands)

                                                                     1999         1998        1997
                                                                  ---------    ---------    ---------
Operating activities:
  Net income (loss)                                               $  (6,745)   $   4,805    $  12,523
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      (Gain) loss on disposition of assets                             (157)         623            6
      Depreciation and amortization                                  10,351       10,423        6,077
      Provisions for losses on accounts receivable                       51        1,318           (9)
      Deferred income tax                                              (454)         308         (719)
      Change in:
          Trade receivables                                          (1,902)       3,993       (1,653)
          Inventories                                                (7,995)       2,593      (10,649)
          Income tax refund receivable                               (3,944)          --           --
          Prepaid expenses and other current assets                    (353)        (282)         552
          Shareholder payable                                           (75)          71          (26)
          Other assets, net                                            (422)         113         (262)
          Accounts payable                                            3,760       (7,234)        (442)
          Accrued commissions                                            83         (915)          99
          Accrued warranty and installation                          (2,939)       2,150        1,823
          Accrued payroll and related benefits                         (589)      (1,924)       1,132
          Other accrued liabilities                                   1,788          972          435
          Customer advances                                            (264)         660       (2,035)
          Income taxes payable                                           --       (2,670)       1,652
                                                                  ---------    ---------    ---------
             Net cash provided by (used in) operating
             activities                                              (9,806)      15,004        8,504
                                                                  ---------    ---------    ---------

Investing activities:
  Purchases of property, plant and equipment                         (1,988)      (9,759)      (6,174)
  Increase in intangible assets                                        (654)      (2,826)      (1,122)
  Proceeds from sale of property                                      3,381           63           42
                                                                  ---------    ---------    ---------
             Net cash provided by (used in) investing
             activities                                                 739      (12,522)      (7,254)
                                                                  ---------    ---------    ---------

Financing activities:
  Proceeds from exercise of stock options                               216          342        1,013
  Borrowings under line of credit                                    15,845       75,440       61,835
  Repayments under line of credit                                    (8,685)     (76,440)     (61,835)
  Proceeds from long-term debt                                           --        1,100          131
  Repayments of long-term debt and capital leases                      (636)        (410)        (385)
  Repayments of short-term debt                                        (413)        (255)          --
                                                                  ---------    ---------    ---------
             Net cash provided by (used in) financing
             activities                                               6,327         (223)         759
                                                                  ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalnets            242          (32)          (7)
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                 (2,498)       2,227        2,002
Cash and cash equivalents at beginning of year                        7,287        5,060        3,058
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year                          $   4,789    $   7,287    $   5,060
                                                                  =========    =========    =========



                                 SEMITOOL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              For the years ended September 30, 1999, 1998 and 1997
                             (Amounts in Thousands)

                                                                     1999         1998         1997
                                                                   ---------    ---------    ---------
Supplemental  disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest                                                      $     370    $     569    $     497
     Income taxes                                                       (431)       5,263        6,748

Supplemental disclosures of non-cash financing and
 investing activity:
     Inventory transferred to equipment                            $   3,367    $   2,033    $   6,434
     Assets acquired by incurring debt and capital leases                501          668           --
     Income tax effect of nonqualified stock options                      --          316           --

The accompanying notes  are an integral part of the consolidated financial statements




                                 SEMITOOL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              For the years ended September 30, 1999, 1998 and 1997
                             (Amounts in Thousands)

                                                             1999            1998           1997
                                                          -----------    -----------    -----------
Net income (loss)                                         $    (6,745)   $     4,805    $    12,523
Foreign currency translation adjustment                           860           (349)            41
                                                          -----------    -----------    -----------
             Total comprehensive income (loss)            $    (5,885)   $     4,456    $    12,564
                                                          ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    COMPANY ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Semitool, Inc. (Semitool) and subsidiaries (the Company) designs, manufactures, markets and services equipment and software control products used in the manufacture of semiconductors as well as other products requiring similar processes including thin film heads, compact disc masters, flat panel displays and hard disk media. The Company has two reportable segments, Semiconductor Equipment and Software Control Systems. Semitool has various subsidiaries which operate various sales and service offices in certain geographic areas.

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

         Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

         Intangible Assets

         Intangible assets include, among other things, the cost of internally developed software and legal costs associated with obtaining patents.

         Costs incurred for internally developed software products and enhancements after technological feasibility and marketability have been established for the related product are capitalized and are stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining economic life of the product, estimated at three years. Net capitalized software costs were $1.3 million and $2.4 million as of September 30, 1999 and 1998 and amortization of such costs was $1,105,000, $877,000 and $491,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

         Revenue Recognition

         Revenue from sales of products is generally recognized at the time the product is shipped. Service contract revenue is recognized ratably over the period of the related contract. Software revenue is recognized when there is persuasive evidence of an arrangement, the software has been delivered, the price is fixed, and determinable and collectibility is probable in accordance with the AICPA's Statement of Position 97-2 "Software Revenue Recognition".

         Accrued Warranty and Installation

         The Company's obligations at time of shipment for installation and warranty are accrued concurrently with the revenue recognized. The Company has made a provision for its warranty and installation obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company's warranty and installation obligations, including changing product designs and specifications, the ultimate amount incurred for warranty and installation costs could change in the near term from the Company's current estimate.

         Foreign Currency

         Except for Semitool Japan KK, where the functional currency was changed to the yen during the fourth quarter of 1997, the functional currency for the Company's foreign operations is the U.S. Dollar, in which most of the sales and purchases are denominated. For these foreign operations, realized gains and losses from foreign currency transactions and unrealized gains and losses from re-measurement of the financial statements of the foreign operations into the functional currency are included in the consolidated statements of operations.

         In July 1997, Semitool Japan KK, commenced invoicing its customers in yen, and therefore, the Company changed the functional currency from the U.S. Dollar to the yen. The change in the functional currency has been accounted for prospectively commencing in the fourth quarter of 1997. Gains and (losses) of $1.2 million, $(44,000) and $(3,600) in
         1999, 1998, and 1997 are included in Other Income (Expense) in the Consolidated Statements of Operations and unrealized gains and losses from re-measurement of the financial statements are reflected as a component of Other Comprehensive Income (Loss).

         Foreign Currency Exchange Contracts

         The Company uses foreign currency exchange contracts, which typically mature within one year, as part of an overall risk-management strategy. These instruments are used as an economic hedge of receivables denominated in yen. Transaction gains and losses on these contracts and the related receivables are recognized in the consolidated statements of operations. The impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the related impact on the underlying items being hedged, and therefore net foreign currency gains and losses on these transactions historically have not been material. However, during fiscal 1999, significant receivables were not hedged which resulted in net foreign currency gains of $1.2 million. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

         As of September 30, 1999 and 1998, the Company had foreign currency exchange contracts to sell 1,191.6 million yen (US $11.2 million) and
         571.0 million yen (US $4.2 million), respectively, at contracted forward rates maturing at various dates in fiscal years 2000 and 1999.

         Research and Development Costs

         Costs of research and development are expensed as incurred.

         Earnings Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents. Common equivalent shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effects of antidilutive stock options of 889,450, 173,000 and 135,500 in fiscal 1999, 1998 and 1997, respectively.

         The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended September 30, 1999, 1998 and 1997 (in thousands):


                                                                   1999        1998        1997
         Numerator:
           Net income (loss) used for basic and diluted
           earnings (loss) per share                             $  (6,745)  $   4,805   $  12,523
                                                                 =========   =========   =========

         Denominator:
           Average common shares used for basic
           earnings (loss) per share                                13,797      13,783      13,676
           Effects of dilutive stock options                            --         121         157
                                                                 ---------   ---------   ---------

         Denominator for diluted earnings (loss) per share          13,797      13,904      13,833
                                                                 =========   =========   =========


         Comprehensive Income

         In fiscal 1999, the Company adopted SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement requires the Company to disclose accumulated other comprehensive income or loss as a separate component of shareholders' equity. Prior period financial statements have been reclassified to reflect application of this statement.

         New Accounting Pronouncements

         In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
         133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in fiscal 2001. The Company has not yet determined the effect the adoption of this standard will have on the financial condition or results of operations of the Company.

         In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. SOP 98-1 is effective for the Company in fiscal 2000. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

2.    INVENTORIES:

      Inventories at September 30, 1999 and 1998 are summarized as follows (in thousands):

                                                         1999           1998

         Parts and raw materials                       $   23,930    $   22,334
         Work-in-process                                   11,852         8,344
         Finished goods                                     5,885         5,757
                                                       ----------    ----------

                                                       $   41,667    $   36,435
                                                       ==========    ==========


3.    PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment at September 30, 1999 and 1998 is summarized as follows (in thousands):

                                                                  1999         1998
         Buildings and improvements                            $  16,340    $  15,337
         Machinery and equipment                                  23,396       20,955
         Furniture, fixtures and leasehold improvements           10,812       11,534
         Vehicles and aircraft                                     5,406        6,702
                                                               ---------    ---------
                                                                  55,954       54,528
         Less accumulated depreciation and amortization          (29,849)     (24,240)
                                                               ---------    ---------
                                                                  26,105       30,288
         Land and land improvements                                4,231        6,014
                                                               ---------    ---------
                                                               $  30,336    $  36,302
                                                               =========    =========


      Equipment under capital leases and accumulated amortization thereon were approximately $501,000 and $51,000, respectively, as of September 30, 1999.

4.    NOTE PAYABLE TO BANK:

      The Company has an uncollateralized line of credit totaling $25 million under an agreement with Bank of America. Borrowings under the line of credit bear interest at the bank's prime lending rate (8.25% at September 30, 1999) or at LIBOR plus 1.5% with the line of credit expiring on April 1, 2001. The line of credit requires monthly interest payments only, until April 1, 2001 with the then outstanding balance repayable in monthly principal and interest payments over a three-year period ending April 1, 2004. At September 30, 1999, there were $10.2 million of advances outstanding on the line of credit. The line of credit agreement provides for a quarterly commitment fee on any unused portion. Additionally, the agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

5.    LONG-TERM DEBT AND CAPITAL LEASES:

      Long-term debt and capital leases at September 30, 1999 are summarized as follows (in thousands):

         Mortgage term note  payable in monthly  installments  of
            $23  including interest at a blended rate of 5.5%, maturing on
            September 1, 2014 (A)                                                       $    2,762
         Mortgage term note payable in monthly installments of
            $25 including interest at a blended rate of 4.7%, maturing on
            December 1, 1999 (A)                                                                71
         Mortgage term note payable to First Union National Bank in monthly installments of $6, including interest at 7.5% until
            March 30, 2005 and thereafter at the Bank's national commercial
            rate plus 1.0% per annum, maturing on March 30, 2008. (B)                          483
         Mortgage term note payable to the Pennsylvania Industrial
            Development Authority (PIDA) in monthly installments of $6,
            including interest at 4.25%, maturing on December 1, 2008. (B)                     522
         Capitalized lease obligation payable in monthly installments of
            779 yen (US $7), including interest at 3.2% and property taxes at
            1.4%, maturing on April 1, 2004.  Collateralized by equipment.                     361
         Capitalized lease obligation payable in monthly installments of
            215 yen (US $2), including interest at 2.2% and property taxes at
            1.4%, maturing on November 1, 2003.  Collateralized by equipment.                   93
                                                                                        ----------
                                                                                             4,292
         Less current portion                                                                  381
                                                                                        ----------
                                                                                        $    3,911
                                                                                        ==========


      (A) The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company's chairman, and are subject to the restrictive covenants described in Note 4.

      (B) The mortgage term note payable to First Union National Bank is collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. The mortgage term note payable to PIDA is collateralized by a second lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and is subordinate only to the $540,000 mortgage, dated March 26, 1998, between Rhetech, Inc. and First Union National Bank. The net book value of assets pledged under the agreements was $2.3 million at September 30, 1999.

      Principal maturities for long-term debt and capital leases at September 30, 1999, are summarized as follows (in thousands):

               Year Ending                           Notes            Capital
              September 30,                         Payable           Leases
              -----------------------------------------------------------------
                  2000                          $         287     $         112
                  2001                                    224               112
                  2002                                    242               112
                  2003                                    256               112
                  2004                                    271                55
              Thereafter                                2,558                --
              Less interest and property taxes             --               (49)
                                                -------------     -------------
                                                $       3,838     $         454
                                                =============     =============

6.    EMPLOYEE BENEFIT AND STOCK OPTION PLANS:

      Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee's voluntary contribution up to 5% of the employee's compensation. Semitool may also make non-matching contributions to the plan, which are determined annually by the Board of Directors. Total profit sharing contribution cost for this plan was approximately $1,216,000, $1,080,000 and $1,115,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

      Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member's personal pension plan with a United Kingdom insurance company. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee's salary. The total pension cost for this plan for the years ended September 30, 1999, 1998 and 1997 approximated $23,000, $59,000 and $37,000, respectively.

      The Company's other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

      In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). A total of 900,000 shares of common stock were reserved for issuance under the Option Plan. In February 1997 and again in 1998 and 1999, the Option Plan was amended to increase the number of shares of common stock available for issuance thereunder by 200,000 shares per amendment for a total increase of 600,000. The total shares reserved for the Option Plan is 1,500,000 at September 30, 1999. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers, directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004 unless terminated earlier at the discretion of the Board of Directors. At September 30, 1999, 387,239 shares were available for future issuance under the Option Plan. Options are granted at an exercise price equal to the market price of the common stock and no compensation expense has been recognized in 1999, 1998 or 1997 under the Option Plan.

      The following summary shows stock option activity for the three years ended September 30, 1999:

                                                                      Weighted-
                                                                        Average
                                          Number of              Exercise Price
     Stock Option Activity                   Shares                   per Share
     ------------------------     -----------------           -----------------
     October 1, 1996                        635,810                      $10.12
     Granted                                163,000                      $10.54
     Exercised                              (99,937)                     $10.14
     Forfeited                             (100,550)                     $10.66
                                  -----------------           -----------------

     September 30, 1997                     598,323                      $10.14
     Granted                                429,500                      $11.28
     Exercised                              (36,509)                      $9.36
     Forfeited                             (125,640)                     $11.73
                                  -----------------           -----------------

     September 30, 1998                     865,674                      $10.51
     Granted                                145,500                       $9.17
     Exercised                              (22,475)                      $9.61
     Forfeited                              (99,249)                     $11.50
                                  -----------------           -----------------

     September 30, 1999                     889,450                      $10.20
                                  =================           =================

      The following tables summarize information about stock options outstanding at September 30, 1999:

                                               Options Outstanding
                             ---------------------------------------------------
                                                        Weighted-
                                                          Average      Weighted-
                                                        Remaining        Average
                                         Number       Contractual       Exercise
     Range of                    Outstanding at              Life          Price
     Exercise Prices         September 30, 1999        (in years)      per Share
     ---------------------   ------------------   ---------------   ------------

      $6.31 -     $9.25                 410,675               6.6          $8.42
      $9.75 -    $14.63                 458,775               8.4         $11.58
     $15.00 -    $16.25                  20,000               7.2         $15.11
                             ------------------   ---------------   ------------
                                        889,450               7.5         $10.20
                             ==================   ===============   ============


                                               Options Exercisable
                             ---------------------------------------------------
                                                        Weighted-
                                                          Average      Weighted-
                                                        Remaining        Average
                                         Number       Contractual       Exercise
     Range of                    Exercisable at              Life          Price
     Exercise Prices         September 30, 1999        (in years)      per Share
     ---------------------   ------------------   ---------------  -------------

      $6.31 -     $9.25                 264,318               6.6          $8.61
      $9.75 -    $14.63                 142,450               8.4         $12.07
     $15.00 -    $16.25                  13,150               7.2         $15.15
                             ------------------   ---------------   ------------
                                        419,918               7.5          $9.99
                             ==================   ===============   ============


      The number and weighted-average exercise prices of options exercisable at September 30, 1999, 1998 and 1997 are summarized as follows:

                                                     1999       1998       1997

      Number exercisable                           419,918    299,467    196,637

      Weighted-average exercise price per share      $9.99     $10.07      $9.72

      The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received a tax benefit associated with those options of $316,000 in 1998 which has been recorded as additional capital.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

                                                  1999       1998         1997

      Net income (loss):
         As reported                           $  (6,745)  $   4,805   $  12,523
         Pro forma                             $  (7,199)  $   4,526   $  12,275

      Diluted earnings (loss) per share:
         As reported                           $   (0.49)  $    0.35   $    0.91
         Pro forma                             $   (0.52)  $    0.33   $    0.89


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 70.0%, 66.0% and 67.8%; risk-free interest rates of 5.44%, 5.49% and 6.31%; and expected lives of 4.6, 4.9 and 4.6 years. The weighted-average fair value of stock options granted during the years ended September 30, 1999, 1998 and 1997, was $5.53, $6.69 and $6.31, respectively.

7.    INCOME TAXES:

      The provision for income taxes for the years ended September 30, 1999, 1998 and 1997 consists of the following (in thousands):

                                           1999           1998         1997

         Federal:
              Current                   $   (3,973)   $    1,487    $    7,643
              Deferred                        (446)          231          (643)
         State:
              Current                         (374)          489           899
              Deferred                        (483)           77           (76)
         Foreign:
              Current                          601           191          (148)
              Deferred                         475            --            --
                                        ----------    ----------    ----------
                                        $   (4,200)   $    2,475    $    7,675
                                        ==========    ==========    ==========


      Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 1999, 1998 and 1997 are as follows
      (in thousands):


                                         1999           1998           1997

         Domestic                    $   (12,074)   $     6,897    $     22,245
         Foreign                           1,129            383          (2,047)
                                     -----------    -----------    ------------
                                     $   (10,945)   $     7,280    $     20,198
                                     ===========    ===========    ============


      The components of the deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows (in thousands):


                                                                         1999          1998
         Deferred tax assets:
              Accrued warranty and installation                        $   2,786     $   3,900
              Net operating loss carryforwards                             1,451           708
              Research and experimentation credit carryforward               626            --
              Other accrued liabilities                                      596           700
              Inventory                                                      991           939
              Covenant not to compete                                        300           216
              Other                                                          125           149
                                                                       ---------     ---------
         Total deferred tax assets                                         6,875         6,612
         Less valuation allowance                                           (947)         (233)
                                                                       ---------     ---------
         Net deferred tax assets                                           5,928         6,379
                                                                       ---------     ---------

         Deferred tax liabilities:
              Depreciation and amortization                               (1,547)       (2,820)
              Other                                                         (408)          (40)
                                                                       ---------     ---------
         Total deferred tax liabilities                                   (1,955)       (2,860)
                                                                       ---------     ---------
         Net deferred tax asset                                        $   3,973     $   3,519
                                                                       =========     =========


      The Company has established a valuation allowance of $947,000 at September 30, 1999 and $233,000 at September 30, 1998 to reduce the deferred tax asset related to the net operating loss carryforwards in its Japanese & Asian subsidiaries.

      The Company has net operating loss carryforwards of $1,397,000 in Japan that expire in fiscal years 2001 and 2002, $1,388,000 in Singapore that have no expiration, and $7,302,000 in various states that expire between 2004 and 2019. The Company has a research and experimentation credit carryforward of $626,000 that expires in 2019.

      Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, was approximately $1,748,000 at September 30, 1999. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

      The differences between the consolidated provision for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 1999, 1998 and 1997 are as follows (in thousands):


                                                            1999        1998        1997
         Amount computed using the statutory rate         $ (3,721)   $  2,475    $  7,069
         Increase (decrease) in taxes resulting from:
            State taxes, net of federal benefit               (747)        374         959
            Effect of foreign taxes                            196          73         569
            Research and experimentation credit               (626)       (790)       (863)
            Foreign sales corporation benefit                  (97)       (272)       (822)
            Increase in valuation allowance                    714         233          --
            Other, net                                          81         382         763
                                                          --------    --------    --------
                                                          $ (4,200)   $  2,475    $  7,675
                                                          ========    ========    ========


8.    Related Party Transactions:

      Semitool has agreements with Mr. Raymon F. Thompson, the Company's chairman and a shareholder, to lease aircraft. Under these agreements, rent expense was approximately $474,000, $1,273,200 and $1,276,600 for the years ended September 30, 1999, 1998 and 1997, respectively. The rental rate for fiscal 2000 will be $57,000 per month, and the lease term is month-to-month.

      Periodically, Semitool advances funds to Mr. Thompson and pays certain expenses for the benefit of Mr. Thompson. These advances are offset by amounts payable to Mr. Thompson under the agreements described in the preceding paragraph. Net advances to (from) Mr. Thompson are charged interest at the Company's borrowing rate for short-term funds. Associated with these advances, Mr.

      Thompson paid the Company interest of $3,932 in 1998.

      Semitool purchased raw materials approximating $441,000 and $720,000 for the years ended September 30, 1998 and 1997, respectively, from a company previously owned by Mr. Thompson. Mr. Thompson sold his holdings of this company in December of 1997.

9.    Commitments and Contingencies:

      The Company has various operating lease agreements for equipment and office space that expire through the year 2004. Total rent expense for the years ended September 30, 1999, 1998 and 1997, exclusive of amounts paid to a related party as described in Note 8, was approximately $1,632,000, $2,099,000, and $2,011,000, respectively. At September 30, 1999, future rental payments under these agreements are as follows (in thousands):

                        Year Ending
                        September 30,                Total
                        -------------                -----
                           2000                    $ 1,258
                           2001                        824
                           2002                        596
                           2003                        421
                           2004                         75
                                                   -------
                                                   $ 3,174
                                                   =======

      In August, 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. Discovery is continuing and no trial date has been set.

      A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against us. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation and the stage of discovery, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

      We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows.

10.   Preferred Stock:

      The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

11.   Financial Instruments and Certain Concentrations:

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

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 1999 and 1998 for which it is practicable to estimate that value:

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

      The estimated fair value of financial instruments at September 30, 1999 and 1998, consisted of the following (in thousands):


                                                1999                  1998
                                        Carrying    Fair      Carrying    Fair
                                         Amount     Value      Amount     Value
                                       ------------------    ------------------
         Cash and cash equivalents     $  4,789  $  4,789    $  7,287  $  7,287
         Payable to shareholder               3         3          78        78
         Note payable to bank            10,160    10,160       3,000     3,000
         Long-term debt                   3,838     3,321       4,432     3,927


      At September 30, 1999 and 1998, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $24.5 million and $15.9 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

12.   Operating Segment and Geographic Information:

      The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" in 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about product and services, geographic areas and major customers.

      The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. The Company's two reportable segments are Semiconductor Equipment and Software Control Systems.

      The Semiconductor Equipment segment's primary products perform cleaning and electroplating processes. The Software Control Systems segment's primary products are designed to provide a communication interface to monitor and control most of the front-end process equipment in a fab. The Semiconductor Equipment's current product offerings qualify for aggregation under SFAS 131 as the products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

      Consolidated sales to one major customer of the Company's Semiconductor Equipment segment represented 10.9% of total consolidated net sales for the year ended September 30, 1997. No other customer represented more than 10% of total consolidated net sales for any period presented.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" note. Segment operating results are measured based on income (loss) from operations. Intersegment sales are based on internal transfer prices. Intersegment sales reflect sales of products from the Software Control Systems segment to the Semiconductor Equipment segment. Segment assets consist of assets that are identified to reportable segments.

Financial information by operating segment for 1999, 1998 and 1997 is summarized as follows (amounts in thousands):


                                                                Total
                          Equipment          Software          Software
                           Segment            Segment           Segment     Eliminations    Consolidated
Net Sales                 External     External   Internal
1999                      $109,646      $12,882      $413      $13,295          $(413)        $122,528
1998                       168,902       11,599       181       11,780           (181)         180,501
1997                       184,421        9,531       984       10,515           (984)         193,952

Income (Loss) from
 Operations
1999                       (12,996)                                572           (317)         (12,741)
1998                         8,587                                (381)          (119)           8,087
1997                        18,346                               2,736           (650)          20,432

Segment Assets
1999                       125,162                               8,767         (2,045)         131,884
1998                       120,082                               9,986         (2,078)         127,990
1997                       128,030                               5,501         (1,806)         131,725

Capital Expenditures
 for Long-Lived Assets
1999                         5,404                               1,106                           6,510
1998                        10,171                               5,115                          15,286
1997                        12,395                               1,335                          13,730

Depreciation and
 Amortization Expense
1999                         8,657                               1,694                          10,351
1998                         9,010                               1,413                          10,423
1997                         5,215                                 862                           6,077


Financial information by geographic location for 1999, 1998 and 1997 is summarized as follows (amounts in thousands):


                          United                                 Asia &
                          States        Europe       Japan        Other     Consolidated
Net Sales, by
 customer location
1999                     $ 57,784      $29,346      $22,963      $12,435      $122,528
1998                      111,282       47,788       15,529        5,902       180,501
1997                      124,378       39,564       14,028       15,982       193,952

Property, Plant and
 Equipment, Net
1999                       24,742        3,640        1,695          259        30,336
1998                       31,512        4,275          198          317        36,302
1997                       30,054        3,370          221           40        33,685


                                  Exhibit Index

Exhibit No.                     Description
-----------                     -----------

3.1       Restated Articles of Incorporation of the Company (1)
3.5       Amended Bylaws of Semitool, Inc. (4)
3.6       Amended Bylaws of Semitool, Inc. (5)
3.7       Amended Bylaws of Semitool, Inc. (8)
10.12     Agreement  between the Company and the Semitool European
          Companies (1)
10.13 Aircraft Lease Agreement, dated April, 1996, between the Company and Mr. Thompson (2)
10.16 Business Loan Agreement, dated September 30, 1997, between the Company and the Bank of America NT & SA doing business as Seafirst Bank (3)
10.17 Promissory Note, dated September 29, 1997, between the Company and the Bank of America National Trust and Savings Association doing business as Seafirst Bank (3)
10.18 Loan Modification Agreement, dated September 29, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (3)
10.19 Loan Modification Agreement, dated October 2, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (3)
10.20 Loan Modification Agreement, dated October 2, 1997 between the Company and the Bank of America National Trust And Savings Association doing business as Seafirst Bank (3)
10.21 Promissory Note, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (4)
10.22 Mortgage Assignment of Leases and Security Agreement, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (4)
10.23 Promissory Note, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (4)
10.24     Mortgage Assignment of Leases and Securities Agreement, dated
          March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (4)
10.25 Employment Agreement between William A. Freeman and Semitool, Inc. dated February 20, 1998. (4)
10.26     Employment Agreement between Fabio Gualandris and Semitool, Inc.
          dated April 21, 1998. (6)
10.27 Business Loan Agreement, dated September 30, 1998, between the Company and the Bank of America NT & SA doing business as Seafirst Bank (6)
10.28 Promissory Note, dated September 30, 1998, between the Company and the Bank of America National Trust and Savings Association doing business as Seafirst Bank (6)
10.29 First Amendment to Business Loan Agreement between Bank of America NT&SA doing business as Seafirst Bank and Semitool, Inc. (7)
10.30     Employment Agreement between Gary Spray and Semitool, Inc. dated
          May 5, 1999 (7)
10.31 Employment Agreement between Kazuyo N. Heinink and Semitool, Inc. dated July 29, 1999. (8)
21.1      Subsidiaries of Registrant (8)
27        Financial data schedule (8)
99.2      Amended and Restated Semitool, Inc. 1994 Stock Option Plan (4)


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

             (6) Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K, date of report September 30, 1998.

             (7) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 1999.

             (8)  Filed herewith.


               SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended September 30, 1999
                             (Amounts in Thousands)

                                                                    Additions
                                                             ----------------------
                                               Balance at    Charged to    Charged                   Balance
                                               beginning     Costs and     to Other                  at end
                                               of Period     Expenses      Accounts    Deductions    of Period
                                               ----------    ----------    --------    ----------    ---------
Year ended September 30, 1999:
 Deducted from asset accounts:
  Allowance for doubtful accounts                $  1,542     $     51     $     --     $  1,322 a   $    271
  Allowance for inventory obsolescence              1,000        2,260           --        2,921 b        339
  Allowance for deferred tax asset valuation          233          714           --           --          947

Year ended September 30, 1998:
 Deducted from asset accounts:
  Allowance for doubtful accounts                     224        1,318           --           --        1,542
  Allowance for inventory obsolescence                876          124           --           --        1,000
  Allowance for deferred tax asset valuation           --          233           --           --          233

Year ended September 30, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts                     233           --           --            9 a        224
  Allowance for inventory obsolescence                548          328           --           --          876
  Allowance for deferred tax asset valuation           --           --           --           --           --


a) Reduction of allowance for doubtful accounts and related receivable account to reflect the write-off of uncollectible receivables.

b) Reduction of allowance for inventory obsolescence and related inventory account to reflect the write-off of obsolete inventory.
