Form 10-Q
period 1999-12-31
SEMITOOL INC
filed 2000-02-08
CIK 934550

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1999

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

           Title                           Outstanding as of January 31, 2000
       Common Stock                                     13,917,960

Part I.  Financial Information
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Amounts)

                                                                       December 31,     September 30,
                              ASSETS                                       1999             1999
                                                                      ---------------  ---------------
                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                              $    3,795       $    4,789
    Trade receivables, less allowance for doubtful accounts
     of $223 and $271                                                          48,675           38,366
    Inventories                                                                39,559           41,667
    Income tax refund receivable                                                3,944            3,944
    Prepaid expenses and other current assets                                   1,550            2,607
    Deferred income taxes                                                       5,928            5,928
                                                                      ---------------  ---------------
       Total current assets                                                   103,451           97,301
Property, plant and equipment, net                                             29,104           30,336
Intangibles, less accumulated amortization of $3,999 and $3,574                 3,410            3,406
Other assets, net                                                                 748              841
                                                                      ---------------  ---------------
       Total assets                                                        $  136,713       $  131,884
                                                                      ===============  ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable to bank and other short-term debt                         $    9,617       $   10,160
    Accounts payable                                                           13,695           14,602
    Accrued commissions                                                         1,757            1,018
    Accrued warranty and installation                                          10,288            9,045
    Accrued payroll and related benefits                                        3,957            3,691
    Other liabilities                                                           4,422            3,974
    Customer advances                                                           1,747            2,119
    Long-term debt, due within one year                                           339              381
    Payable to shareholder                                                          1                3
                                                                      ---------------  ---------------
       Total current liabilities                                               45,823           44,993
Long-term debt, due after one year                                              3,933            3,911
Deferred income taxes                                                           1,955            1,955
                                                                      ---------------  ---------------
       Total liabilities                                                       51,711           50,859
                                                                      ---------------  ---------------

Contingencies (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                              --               --
    Common stock, no par value, 30,000,000 shares authorized,
     13,828,538 and 13,814,498 shares issued and outstanding                   41,468           41,464
    Retained earnings                                                          42,740           39,009
    Accumulated other comprehensive income                                        794              552
                                                                      ---------------  ---------------
       Total shareholders' equity                                              85,002           81,025
                                                                      ---------------  ---------------
       Total liabilities and shareholders' equity                          $  136,713       $  131,884
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


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (Amounts in Thousands, Except for Per Share Amounts)

                                                         Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Net sales                                            $    49,555    $    30,422
Cost of sales                                             23,738         15,685
                                                     -----------    -----------
Gross profit                                              25,817         14,737
                                                     -----------    -----------

Operating expenses:
    Selling, general and administrative                   14,955         11,657
    Research and development                               5,312          5,549
                                                     -----------    -----------
       Total operating expenses                           20,267         17,206
                                                     -----------    -----------

Income (loss) from operations                              5,550         (2,469)
Other income, net                                             18            741
                                                     -----------    -----------
Income (loss) before income taxes                          5,568         (1,728)
Income taxes                                               1,837           (587)
                                                     -----------    -----------

Net income (loss)                                    $     3,731    $    (1,141)
                                                     ===========    ===========

Earnings (loss) per share:
Basic                                                $      0.27    $     (0.08)
                                                     ===========    ===========
Diluted                                              $      0.27    $     (0.08)
                                                     ===========    ===========

Weighted average common shares:
Basic                                                     13,815         13,792
Diluted                                                   13,930         13,792


    The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                           ----------------------------
                                                                               1999            1998
                                                                           ------------    ------------
Operating activities:
Net income (loss)                                                             $   3,731       $  (1,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    (Gain) loss on sale of equipment                                                105             275
    Depreciation and amortization                                                 2,106           2,561
    Provision for losses on accounts receivable                                     (48)            (49)
    Change in:
       Trade receivables                                                         (8,804)          5,843
       Inventories                                                                2,148           3,774
       Prepaid expenses and other current assets                                  1,114            (263)
       Other assets                                                                  (8)            (15)
       Accounts payable                                                          (1,375)         (5,161)
       Accrued commissions                                                          739              53
       Accrued warranty and installation                                          1,239          (1,427)
       Accrued payroll and related benefits                                         262            (883)
       Other liabilities                                                            400             279
       Customer advances                                                           (372)           (770)
       Shareholder payable                                                           (2)            (62)
                                                                           ------------    ------------
          Net cash provided by operating activities                               1,235           3,014
                                                                           ------------    ------------

Investing activities:
    Purchases of property, plant and equipment                                     (230)         (1,405)
    Increase in intangible assets                                                  (390)           (103)
    Proceeds from sale of property                                                   16               6
                                                                           ------------    ------------
          Net cash used in investing activities                                    (604)         (1,502)
                                                                           ------------    ------------

Financing activities:
    Proceeds from exercise of stock options                                           4              --
    Borrowings under line of credit and short-term debt                          23,828           1,000
    Repayments under line of credit and short-term debt                         (25,350)         (3,413)
    Repayments of long-term debt                                                   (133)           (114)
                                                                           ------------    ------------
          Net cash used in financing activities                                  (1,651)         (2,527)
                                                                           ------------    ------------

Effect of exchange rate changes on cash and cash equivalents                         26             277
                                                                           ------------    ------------

Net decrease in cash and cash equivalents                                          (994)           (738)
Cash and cash equivalents at beginning of period                                  4,789           7,287
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                    $   3,795       $   6,549
                                                                           ============    ============

        The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Amounts in Thousands)

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------

     Net income (loss)                              $     3,731    $    (1,141)
     Foreign currency translation adjustment                242            722
                                                    -----------    -----------

     Other comprehensive income (loss)              $     3,977    $      (419)
                                                    ===========    ===========

                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by Semitool, Inc., (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1999 previously filed with the SEC on Form 10-K.

Financial information as of September 30, 1999 has been derived from the audited financial statements of the Company. In the opinion of management, the accompanying unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company and subsidiaries and the consolidated results of their operations and their cash flows. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

The Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarized the Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required by the first fiscal quarter of 2001, and early adoption is permitted. The Company is currently evaluating the effect of the SAB on its revenue recognition practices and results of operations.


Note 2.  Principles of Consolidation

The consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany and affiliated accounts and transactions are eliminated in consolidation. The Company has two reportable segments, Semiconductor Equipment and Software Control Systems.

Note 3.  Inventories

Inventories are summarized as follows (in thousands):

                                  December 31, 1999       September 30, 1999
                                 -------------------     --------------------

   Parts and raw materials            $    22,977              $    23,930
   Work-in-process                         11,315                   11,852
   Finished goods                           5,267                    5,885
                                 -------------------     --------------------
                                      $    39,559              $    41,667
                                 ===================     ====================


During the three months ended December 31, 1999 and 1998, $84,000 and $1,444,000, respectively, of finished goods inventory was transferred to property, plant and equipment.


Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                                    Three Months Ended
                                       December 31,
                                -------------------------
                                   1999           1998
                                ----------     ----------

     Federal                    $      903     $     (525)
     State                             187            (62)

     Foreign                           747             --
                                ----------     ----------
     Total                      $    1,837     $     (587)
                                ==========     ==========



Note 5.  Contingencies

In August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. In December 1999, Novellus filed a motion for summary judgement of non-infringement and the court has set a hearing on the motion for February 18, 2000. We believe the motion to be without merit.

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

We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows.

Note 6.  Earnings Per Common Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands):


                                                             Three Months Ended
                                                                 December 31,
                                                           ----------------------

                                                             1999         1998
                                                           ---------    ---------
     Numerator:
       Net income (loss) for basic and diluted
         earnings (loss) per share                         $   3,731    $  (1,141)
                                                           =========    =========

     Denominator:
       Weighted average common shares used for basic
         earnings (loss) per share                            13,815       13,792

       Effect of dilutive stock options                          115           --
                                                           ---------    ---------
     Denominator for diluted earnings per share               13,930       13,792
                                                           =========    =========


The effect of stock options are not included in the calculation of the diluted earnings (loss) per share to the extent that their inclusion would be anti-dilutive. Anti-dilutive stock options totaled 756,530 and 859,375 at December 31, 1999 and 1998, respectively.


Note 7.  Comprehensive Income (Loss).

Accumulated  other  comprehensive  income (loss)  presented in the  accompanying
consolidated   balance  sheets  consists  of  the  cumulative  foreign  currency translation adjustment.


Note 8.  Operating Segment and Geographic Information:

The Company adopted  Statement of Financial  Accounting  Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information" in 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. The Company's two reportable segments are Semiconductor Equipment and Software Control Systems.

The Semiconductor Equipment segment's primary products perform cleaning and electroplating processes. The Software Control Systems segment's primary products are designed to provide a communication interface to monitor and control most of the front-end process equipment in a fab. The Semiconductor Equipment segment's current product offerings qualify for aggregation under SFAS 131 as the products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment operating results are measured based on income (loss) from operations. Intersegment sales are based on internal transfer prices. Intersegment sales reflect sales of products from the Software Control Systems segment to the Semiconductor Equipment segment.


                                                                     Total
                                Equipment         Software         Software        Elim-
                                 Segment           Segment          Segment       inations    Consolidated
Net sales                       External    External    Internal
First quarter fiscal 2000       $45,777      $3,778        $236      $4,014        $(236)        $49,555
First quarter fiscal 1999        27,204       3,218                   3,218                       30,422

Income (loss) from
 operations
First quarter fiscal 2000         5,062                                 659          171           5,550
First quarter fiscal 1999        (2,570)                                101                       (2,469)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding gross margins, research and development, costs of manufacturing, future balances, acquisitions, equity and debt financings, effects of interest rate changes, and effects of new accounting standards, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for our existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. Our future results will depend on our ability to continue to enhance our existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any new products or that we will be able to develop and introduce in a timely manner new products or enhancements to our existing products and processes which satisfy customer needs or achieve widespread market acceptance.

We undertake no obligation to provide revisions to forward-looking statements to
reflect  subsequent  events,  changed   circumstances,   or  the  occurrence  of
unanticipated events.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2000 COMPARED WITH FIRST QUARTER OF FISCAL 1999

Net Sales. Net sales consist of revenues from sales of equipment, spare parts, software and service contracts. Net sales increased 62.9% to $49.6 million in the first quarter of fiscal 2000 from $30.4 million for the same period in fiscal 1999. Sales in the first quarter of fiscal 2000 were up in all product categories principally due to a recovery in the semiconductor industry. Sales consisted of both capacity and technology buys.

The Semiconductor Equipment segment's net sales were $45.8 million in the first quarter of fiscal 2000, up $18.6 million or 68.3% from $27.2 million net sales for fiscal 1999 first quarter. First quarter 2000 net sales of surface preparation equipment and ECD equipment were up 77.8% and 42.4% respectively as compared to first quarter 1999.

The Software Control Systems segment's net sales were $3.8 million in the first fiscal quarter of 2000 compared with $3.2 million in the first fiscal quarter of 1999.

Gross Profit. Gross margin was 52.1% of net sales in the first quarter of fiscal 2000 compared to 48.4% of net sales for the same period in fiscal 1999. The increase in gross margin was primarily due to a higher level of cost absorption caused by increased manufacturing activity and other cost reductions. Our gross margin has been, and will continue to be, affected by a variety of factors, including the sales mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

The Semiconductor Equipment segment's gross margin was 51.3% in the first quarter of fiscal 2000 compared to 47.5% in the first quarter of fiscal 1999. Cost reductions and higher cost absorption due to higher operating levels contributed to the increase in margins.

The Software Control Systems segment's gross margin was 61.9% in the first fiscal quarter 2000. This compares with 56.4% in the same quarter of fiscal 1999. Gross margin increased as a result of reduced manufacturing costs.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 30.2% of net sales in the first quarter of fiscal 2000 compared to 38.3% of net sales for the same period in fiscal 1999. The decline as a percentage of net sales is a result of increased sales volume. A substantial portion of our SG&A expenses are fixed in the short-term.

SG&A for the Semiconductor Equipment segment was $14.1 million or 30.8% of fiscal 2000 first quarter segment sales. This compares with the year ago quarter's $10.8 million or 39.6% of net segment sales. SG&A expenses increased in absolute dollars primarily as a result of higher commissions and customer support. Higher sales volume reduced SG&A as a percent of first quarter net sales when compared to the year ago quarter as most SG&A expenses of this segment, with the exception of sales commissions, are fixed in the short-term.

First quarter fiscal year 2000 SG&A expenses for the Software Control Systems segment were $873,000 or 21.8% of net segment sales compared to $877,000 or 27.2% of net sales in the corresponding year ago quarter.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. R&D expense was $5.3 million or 10.7% of net sales in the first quarter of fiscal 2000 as compared to $5.5 million or 18.2% of net sales for the same period in fiscal 1999. The decline as a percentage of sales in fiscal 2000 first quarter is a result of increased sales volume and slightly lower expenses.

Semiconductor Equipment segment R&D was 9.6% of fiscal 2000 first quarter segment net sales. This compares with R&D of 17.3% of segment net sales in first quarter of fiscal 1999. The decrease as a percent of sales is attributed to the sales volume increase and a slight decrease in expenses.

R&D expenses for the software control systems segment were nearly $1.0 million for the first quarter of fiscal 2000 which is 23.7% of net segment sales. The year ago quarter's R&D expenses for this segment were $837,000 or 26.0% of segment net sales.

We are committed to technology leadership in the semiconductor equipment industry and expect to continue to fund R&D expenditures with a multiyear perspective. Our research and development expenses have fluctuated from quarter to quarter in the past. We expect such fluctuation to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given quarter.

Other Income (Expense), Net. Other income (expense), net was net other income of $18,000 in the first quarter of fiscal 2000, which includes interest expense of $273,000, compared to net other income of $741,000, which includes a foreign exchange gain of $816,000, for the same period in fiscal 1999.

Income Taxes. Income taxes for the first quarter of fiscal 2000 were a $1.8 million tax provision and a $587,000 benefit for the first quarter of fiscal 1999. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which were estimated to be 33% in the first fiscal quarter of 2000 and 34% in fiscal 1999.

Backlog. We include in our backlog those customer orders for which we have written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedule, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period. Order backlog was approximately $70.4 million at December 31, 1999 compared to $22.2 million at December 31, 1998. This is an increase of 217.1% from backlog of $22.2 million reported at December 31, 1998.

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

The Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarized the Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required by the first fiscal quarter of 2001, and early adoption is permitted. The Company is currently evaluating the effect of the SAB on its revenue recognition practices and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.2 million during the first three months of fiscal 2000, compared to $3.0 million provided in the same period in fiscal 1999. Cash provided by operations was lower primarily due to increases in receivables of $8.8 million partially offset by decreases in inventory of $2.1 million and increases in accounts payable of $1.4 million. We expect future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

As of December 31, 1999, our principal sources of liquidity consisted of approximately $3.8 million of cash and cash equivalents, and $18.3 million available under the Company's $25 million revolving line of credit. The credit facility is with Bank of America and bears interest at the bank's prime lending rate or LIBOR plus 1.5%. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The revolving line of credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

We believe that cash and cash equivalents, funds generated from operations, and funds available under our bank line will be sufficient to meet our planned capital requirements during the next twelve months including the spending of approximately $5.0 million to purchase property, plant and equipment. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may also effect additional equity or debt financings to fund such activities or to fund greater than anticipated growth. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to the Company's operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

Interest Rate Sensitivity

The Company as of December 31, 1999 has approximately $4.3 million in long-term debt and approximately $9.6 million in short-term debt. The Company's long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of its fixed rate long-term debt. We believe that a 10% change in the long-term interest rate would not have a material effect on the Company's financial condition, results of operations or cash flows. The Company's short-term debt bears interest at variable and fixed rates. The fixed rate payables have short maturities and therefore the nominal rate is not materially different from the market rate. Based on the $9.6 million of short-term debt outstanding as of September 30, 1999, a 10% change in interest rates would not have a material affect on the Company's financial condition, results of operations, or cash flows.

Foreign Currency Exchange Rate Sensitivity

All of our non-U.S. operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge by entering into short-term forward exchange contracts. At December 31, 1999 we held forward contracts to purchase Japanese Yen with a face value of $7.9 million, a market value of $8.4 million and an unrealized loss of approximately $500,000. However, the impact of movements in currency exchange rates on forward contracts is offset to the extent of intercompany receivables denominated in yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to the Company's financial condition, results of operations or cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

LITIGATION

In August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. In December 1999, Novellus filled a motion for summary judgement of non-infringement and the court has set a hearing on the motion for February 18, 2000. We believe the motion to be without merit.

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

                                 SEMITOOL, INC.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

In August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and non-infringement. In December 1999, Novellus filled a motion for summary judgement of non-infringement and the court has set a hearing on the motion for February 18, 2000. We believe the motion to be without merit.

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

Item 6.Exhibits and Reports on Form 8-K

(a) Exhibits:
         (27) Financial Data Schedule for Form 10-Q dated December 31, 1999.

(b) Reports on Form 8-K:
         There were no reports on Form 8-K filed during the three months ended December 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SEMITOOL, INC.
                                 --------------
                                  (Registrant)



Date: February 7, 2000           By /s/Larry A. Viano
                                    ----------------------------------------
                                      Larry A. Viano
                                      Chief Accounting Officer



                                 By /s/William A. Freeman
                                    ----------------------------------------
                                      William A. Freeman
                                      Vice President and Chief Financial Officer