Form 10-Q
period 2000-03-31
SEMITOOL INC
filed 2000-05-12
CIK 934550

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

           Title                           Outstanding as of May 5, 2000
       Common Stock                                  28,280,270

Part I.  Financial Information
Item 1.  Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (Amounts in Thousands, Except for Share Amounts)

                                                                                March 31,       September 30,
                                         ASSETS                                   2000              1999
                                                                             ---------------  ---------------
Current assets:
    Cash and cash equivalents                                                    $     7,717      $     4,789
    Trade receivables, less allowance for doubtful
     accounts of $222 and $271                                                        53,736           38,366
    Inventories                                                                       50,327           41,667
    Income tax refund receivable                                                       2,405            3,944
    Prepaid expenses and other current assets                                          2,353            2,607
    Deferred income taxes                                                              5,928            5,928
                                                                             ---------------  ---------------
       Total current assets                                                          122,466           97,301
Property, plant and equipment, net                                                    28,647           30,336
Intangibles, less accumulated amortization of $4,127 and $3,574                        3,443            3,406
Other assets, net                                                                      1,117              841
                                                                             ---------------  ---------------
       Total assets                                                              $   155,673      $   131,884
                                                                             ===============  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                               $     8,911      $    10,160
    Accounts payable                                                                  23,384           14,602
    Accrued commissions                                                                1,926            1,018
    Accrued warranty and installation                                                 11,460            9,045
    Accrued payroll and related benefits                                               5,079            3,691
    Income taxes payable                                                               2,031               --
    Other accrued liabilities                                                          2,177            3,974
    Customer advances                                                                  1,360            2,119
    Long-term debt, due within one year                                                  343              381
    Payable to shareholder                                                                60                3
                                                                             ---------------  ---------------
       Total current liabilities                                                      56,731           44,993
Long-term debt, due after one year                                                     3,843            3,911
Deferred income taxes                                                                  1,955            1,955
                                                                             ---------------  ---------------
       Total liabilities                                                              62,529           50,859
                                                                             ---------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                     --               --
    Common stock, no par value, 75,000,000 and 30,000,000 shares authorized, 28,265,420 and 27,628,996 shares issued and
     outstanding                                                                      44,497           41,464
    Retained earnings                                                                 47,928           39,009
    Accumulated other comprehensive income                                               719              552
                                                                             ---------------  ---------------
       Total shareholders' equity                                                     93,144           81,025
                                                                             ---------------  ---------------
       Total liabilities and shareholders' equity                            $       155,673  $       131,884
                                                                             ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (Amounts in Thousands, Except for Per Share Amounts)

                                                  Three Months Ended               Six Months Ended
                                                       March 31,                       March 31,
                                             ---------------------------      ---------------------------
                                                 2000           1999              2000           1999
                                             -----------     -----------      -----------     -----------
Net sales                                    $    54,308     $    25,816      $   103,863     $    56,238
Cost of sales                                     24,841          13,889           48,579          29,574
                                             -----------     -----------      -----------     -----------
Gross profit                                      29,467          11,927           55,284          26,664
                                             -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative           15,978          11,421           30,933          23,078
    Research and development                       5,881           5,200           11,193          10,749
                                             -----------     -----------      -----------     -----------
       Total operating expenses                   21,859          16,621           42,126          33,827
                                             -----------     -----------      -----------     -----------

Income (loss) from operations                      7,608          (4,694)          13,158          (7,163)
Other income (expense), net                          (60)            198              (42)            939
                                             -----------     -----------      -----------     -----------
Income (loss) before income taxes                  7,548          (4,496)          13,116          (6,224)
Income taxes                                       2,360          (1,529)           4,197          (2,116)
                                             -----------     -----------      -----------     -----------

Net income (loss)
                                             $     5,188     $    (2,967)     $     8,919     $    (4,108)
                                             ===========     ===========      ===========     ===========
Earnings (loss) per share:
Basic                                        $      0.18     $     (0.11)     $      0.32     $     (0.15)
                                             ===========     ===========      ===========     ===========
Diluted                                      $      0.18     $     (0.11)     $      0.31     $     (0.15)
                                             ===========     ===========      ===========     ===========

Average common shares:
Basic                                             28,048          27,584           27,838          27,584
                                             ===========     ===========      ===========     ===========
Diluted                                           28,986          27,584           28,639          27,584
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

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                            Six Months Ended
                                                                                March 31,
                                                                    ---------------------------------
                                                                         2000              1999
                                                                    ---------------   ---------------
Operating activities:
Net income (loss)                                                       $     8,919       $    (4,108)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                             4,160             5,078
    Loss on disposition of assets                                               106               157
    Change in:
       Trade receivables                                                    (14,020)           10,860
       Inventories                                                           (8,626)            2,301
       Income tax refund receivable                                           1,539                --
       Prepaid expenses and other current assets                                308            (2,501)
       Other assets                                                            (479)              (69)
       Accounts payable                                                       8,300            (1,439)
       Accrued commissions                                                      908                70
       Accrued warranty and installation                                      2,410            (3,126)
       Accrued payroll and related benefits                                   1,384              (610)
       Other accrued liabilities                                             (1,841)             (140)
       Customer advances                                                       (759)           (1,081)
       Income taxes payable                                                   2,049                --
       Shareholder payable                                                       57               (78)
                                                                    ---------------   ---------------
          Net cash provided by operating activities                           4,415             5,314
                                                                    ---------------   ---------------

Investing activities:
    Purchases of property, plant and equipment                               (1,485)           (1,640)
    Increase in intangible assets                                              (708)             (197)
    Proceeds from sale of equipment                                              47             1,008
                                                                    ---------------   ---------------
          Net cash used in investing activities                              (2,146)             (829)
                                                                    ---------------   ---------------

Financing activities:
    Proceeds from exercise of stock options                                   3,014                --
    Borrowings under line of credit and short-term debt                      49,470             1,000
    Repayments under line of credit and short-term debt                     (51,633)           (4,413)
    Repayments of long-term debt and capital leases                            (217)             (222)
                                                                    ---------------   ---------------
          Net cash provided by (used in) financing activities                   634            (3,635)
                                                                    ---------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                     25               203
                                                                    ---------------   ---------------
Net increase in cash and cash equivalents                                     2,928             1,053
Cash and cash equivalents at beginning of period                              4,789             7,287
                                                                    ---------------   ---------------
Cash and cash equivalents at end of period                              $     7,717       $     8,340
                                                                    ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Amounts in Thousands)


                                                      Three Months Ended                Six Months Ended
                                                           March 31,                       March 31,
                                                  --------------------------       --------------------------
                                                      2000           1999              2000           1999
                                                  -----------    -----------       -----------    -----------

    Net income (loss)                                   5,188         (2,967)            8,919         (4,108)
    Foreign currency translation adjustment               (75)          (198)              167            524
                                                  -----------    -----------       -----------    -----------

    Comprehensive income (loss)                         5,113         (3,165)            9,086         (3,584)
                                                  ===========    ===========       ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. We believe the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1999 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 1999 has been prepared from the books and records without audit. Financial information as of September 30, 1999 has been derived from the audited financial statements of our Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of March 31, 2000, the consolidated results of operations for the three and six month periods ended March 31, 2000 and 1999 and the consolidated cash flows for the six month periods ended March 31, 2000 and 1999. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in fiscal 2001. The Company has not yet determined the effect, if any, the adoption of this standard will have on the financial condition or results of operations of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The semiconductor capital equipment industry and the accounting profession are currently discussing various practical implementation considerations. While we have not fully assessed the impact on us of the adoption of SAB 101, we believe that it may require a significant amount of our first quarter of fiscal 2001 revenues to be deferred which could be partially, or totally offset by the recognition of revenue for products shipped in prior periods as required by SAB 101. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000 with a cumulative adjustment in that quarter to reflect the effect of the change. As a result, while SAB 101 would not affect the underlying strength or weakness of our business operations, implementation of SAB 101 could have a material effect on our reported results of operations for the first quarter of fiscal 2001 when SAB 101 will be implemented.

In April 2000,  Financial  Accounting Standards Board Interpretation No. 44 (FIN
44), Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25, was issued. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective for the Company in the fourth quarter of fiscal year 2000. The Company has not yet determined the effect, if any, the implementation of the Interpretation will have on the financial condition or results of operation of the Company.

Note 2.  Principles of Consolidation

Our consolidated financial statements include the accounts of Semitool, Inc. and
our  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions are eliminated in consolidation.

Note 3.  Inventories

Our inventories are summarized as follows (in thousands):

                                      March 31, 2000         September 30, 1999
                                    ------------------       ------------------

  Parts and raw materials                $    27,924              $    23,930
  Work-in-process                             18,567                   11,852
  Finished goods                               3,836                    5,885
                                        --------------           --------------
                                         $    50,327              $    41,667
                                        ==============           ==============

During the six months ended March 31, 2000 and 1999, $84,000 and $1,636,000, respectively, of finished goods inventory was transferred to property, plant and equipment.

Note 4.  Income Taxes

The components of our income tax provision (benefit) are as follows,(in thousands):

                       Three Months Ended               Six Months Ended
                             March 31,                       March 31,
                  ---------------------------       --------------------------
                      2000           1999              2000            1999
                  -----------     -----------       -----------    -----------

   Federal        $     1,659     $    (1,368)      $     2,562    $    (1,888)
   State                  318            (161)              505           (228)
   Foreign                383              --             1,130             --
                  -----------     -----------       -----------    -----------
   Total          $     2,360     $    (1,529)      $     4,197    $    (2,116)
                  ===========     ===========       ===========    ===========

Note 5.   Contingency

A lawsuit was filed against us by Mitsubishi Silicon America Corporation (successor to Siltec Corporation) in the United States District Court for the District of Oregon in July 1998. The lawsuit alleges breaches of warranties by us in connection with the sale of tools, and seeks damages in excess of $5 million, plus attorney's fees. The trial is scheduled to commence in February 2001. Although we believe the lawsuit is without merit and are contesting the action vigorously, litigation is inherently uncertain and we may not win. Moreover, even if we prevail, the diversion of management attention and costs associated with litigation could have a material adverse affect on our financial condition, results of operations or cash flow.

In August of 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorney fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgement of invalidity and noninfringement. Novellus filed a motion for summary judgment of noninfringement, and that motion was granted on March 27, 2000. We intend to appeal to the United States Court of Appeals for the Federal Circuit, seeking review of the ruling on the motion for summary judgment.

We are subject to other legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows. Note 6. Earnings (Loss) Per Common Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands):


                                                        Three Months Ended              Six Months Ended
                                                            March 31,                       March 31,
                                                    --------------------------     --------------------------
                                                        2000           1999           2000            1999
                                                    -----------     ----------     -----------    -----------
   Numerator:
     Net income (loss) for basic and diluted
       earnings (loss) per share                    $     5,188     $    (2,967)    $    8,919    $    (4,108)
                                                    ===========     ===========    ===========    ===========

   Denominator:
     Average common shares used for basic
       earnings (loss) per share                         28,048          27,584         27,838         27,584
   Effect of dilutive stock option                          938              --            801             --
                                                    -----------     -----------    -----------    -----------
   Denominator for diluted earnings
       (loss)per share                                   28,986          27,584         28,639         27,584
                                                    ===========     ===========    ===========    ===========

Options to purchase 882,325 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

The authorized shares of the Company's capital stock were increased from 30,000,000 to 75,000,000 at the February 8, 2000 Annual Meeting of Shareholders. The Company completed a two-for-one stock split in the form of a 100% stock dividend on March 28, 2000. All references in the financial statements to the number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

Note 7.           Operating Segment and Geographic Information:

We adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" in 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

Our reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. Our two reportable segments are Semiconductor Equipment and Software Control Systems.

The Semiconductor Equipment segment's primary products perform wafer cleaning, stripping and etching, and electroplating processes in the manufacturing of IC devices. The Software Control Systems segment's primary products are designed to provide a communication interface to monitor and control most of the front-end process equipment in a fab. The Semiconductor Equipment segment's current product offerings qualify for aggregation under SFAS 131 as the products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment operating results are measured based on income (loss) from operations. Intersegment sales are based on internal transfer prices. Intersegment sales reflect sales of products from the Software Control Systems segment to the Semiconductor Equipment segment. (in thousands)

                                                                      Total
                                 Equipment          Software        Software         Elim-
                                  Segment           Segment          Segment       inations      Consolidated
Net sales                         External    External    Internal

Second quarter fiscal 2000         $51,210      $3,098        $655      $3,753       $(655)           $54,308
Second quarter fiscal 1999          22,398       3,418          90       3,508         (90)            25,816
First half fiscal 2000              96,987       6,876         891       7,767        (891)           103,863
First half fiscal 1999              49,602       6,636          90       6,726         (90)            56,238

Income (loss) from
 operations
Second quarter fiscal 2000           7,843        (235)        467         232        (467)             7,608
Second quarter fiscal 1999          (4,933)        239          43         282         (43)            (4,694)
First half fiscal 2000              12,909         249         642         891        (642)            13,158
First half fiscal 1999              (7,504)        341          43         384         (43)            (7,163)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTION

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding gross margins, research and development, costs of manufacturing, future balances, acquisitions, equity and debt financings, effects of interest rate changes, and effects of new accounting standards, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." We caution that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for our existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed herein. Our future results will depend on our ability to continue to enhance our existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any new products or that we will be able to develop and introduce in a timely manner new products or enhancements to our existing products and processes which satisfy customer needs or achieve widespread market acceptance.

We undertake no obligation to provide revisions to forward-looking statements to
reflect  subsequent  events,  changed   circumstances,   or  the  occurrence  of
unanticipated events.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2000 COMPARED WITH SECOND QUARTER OF FISCAL 1999

Net Sales. Net sales consist of revenues from sales of equipment, spare parts, software and service contracts. Net sales increased 110.4% to $54.3 million in the second quarter of fiscal 2000 from $25.8 million for the same period in fiscal 1999. Net sales for the first six months of fiscal 2000 increased 84.7% or $47.6 million when compared to fiscal 1999. Sales in the second quarter of fiscal 2000 were up in all product categories except for software control systems and increased in all product categories for the first six months of 2000 compared to the same period a year ago. These increases are principally due to a recovery in the semiconductor industry. Sales consisted of both capacity and technology buys by our customers.

Our Semiconductor Equipment segment's net sales were $51.2 million in the second quarter of fiscal 2000, up $28.8 million or 128.6% from $22.4 million net sales for fiscal 1999 second quarter. Second quarter 2000 net sales of surface preparation equipment and ECD equipment were up 96.9% and 413.8%, respectively, as compared to second quarter 1999. For the first six months of fiscal 2000, the Semiconductor Equipment segment's net sales were $97.0 million, up $47.4 million or 95.5% from $49.6 million net sales for the same period in 1999. First six months 2000 net sales of surface preparation equipment and electrochemical deposition equipment were up 78.6% and 138.0% as compared to the same period in 1999.

The Software Control Systems segment's net sales were $3.8 million in the second fiscal quarter of 2000 which includes approximately $655,000 of intercompany sales, and compares with $3.5 million in the second fiscal quarter of 1999. For the first six months of 2000, the Software Control Systems segment's net sales were $7.8 million which includes approximately $891,000 of intercompany sales, compared with $6.7 million in the same period in 1999. Intercompany sales were not significant in the 1999 period second quarter and first half.

Gross Profit. Gross margin was 54.3% of net sales in the second quarter and 53.2% for the first half of fiscal 2000 compared to 46.2% and 47.4% of net sales for the same periods in fiscal 1999. The increase in gross margin was primarily due to changes in our sales mix and to a higher level of cost absorption caused by increased manufacturing activity. Our gross margin has been, and will continue to be, affected by a variety of factors, including the sales mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were 29.4% and 29.8% of net sales in the second quarter and first half of fiscal 2000, compared to 44.2% and 41.0% of net sales for the same periods in fiscal 1999. The decline as a percentage of net sales is a result of increased sales volume. A substantial portion of our SG&A expenses are fixed in the short-term.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with our research and development efforts. R&D expense was $5.9 million or 10.8% of net sales in the second quarter of fiscal 2000 as compared to $5.2 million or 20.1% of net sales for the same period in fiscal 1999. In the first six months of fiscal 2000, R&D expense was $11.2 million or 10.8% of net sales. This compares with fiscal 1999 first half expense of $10.7 million or 19.1% of net sales. The decline as a percentage of sales in fiscal 2000 periods is a result of increased sales volume.

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

Net operating income for the Semiconductor Equipment Segment was $7.8 million and $12.9 million for the second quarter and the first six months of fiscal 2000. This compares with net operating losses of $4.9 million and $7.5 million for the respective periods of fiscal 1999. The increases period over period are primarily attributed to increased sales volume and higher gross margins which more than offset higher SG&A and R&D costs.

Our Software Control Systems segment's net operating income for the second quarter and first six months of fiscal 2000 were approximately $232,000 and $891,000. This compares with the amounts for the same periods in fiscal 1999 of approximately $282,000 and $384,000. Increased R&D costs resulted in the lower net operating income of the second quarter of 2000 when compared to the same period in fiscal 1999. In comparing the first half of fiscal 2000 to the same period in fiscal 1999, higher net sales and increased gross margins offset higher R&D expenses to result in an increase of $507,000 for net operating income.

Other Income (Expense), Net. Other income (expense), net was a net other expense of approximately $60,000 in the second quarter of fiscal 2000, which includes interest expense of $249,000. This compares to net other income of $198,000, which includes interest expense of $78,000, for the same period in fiscal 1999. For the first six months of fiscal 2000, other income (expense), net was a net other expense of approximately $42,000, which includes interest expense of $521,000 netted with other income of $479,000, which includes a foreign exchange gain of $177,000. This compares to net other income of $939,000, which includes a foreign exchange gain of $847,000, for the same period in fiscal 1999.

Income Taxes. Income taxes for the second quarter of fiscal 2000 were a $2.4 million tax provision and a $1.5 million benefit for the second quarter of fiscal 1999. For the first six months of fiscal year 2000, the provision for income taxes was $4.2 million compared to a $2.1 million tax benefit for the same period a year ago. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which were estimated to be 32% in the first half of year 2000 and 34% in fiscal 1999.

Backlog. We include in our backlog those customer orders for which we have written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedule, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period. Order backlog was approximately $92.1 million at March 31, 2000 which represents an increase of 213.3% from $29.4 million at March 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in fiscal 2001. The Company has not yet determined the effect, if ant, the adoption of this standard will have on the financial condition or results of operations of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The semiconductor capital equipment industry and the accounting profession are currently discussing various practical implementation considerations. While we have not fully assessed the impact on us of the adoption of SAB 101, we believe that it may require a significant amount of our first quarter of fiscal 2001 revenues to be deferred which could be partially, or totally offset by the recognition of revenue for products shipped in prior periods as required by SAB 101. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000 with a cumulative adjustment in that quarter to reflect the effect of the change. As a result, while SAB 101 would not affect the underlying strength or weakness of our business operations, implementation of SAB 101 could have a material effect on our reported results of operations for the first quarter of fiscal 2001 when SAB 101 will be implemented.

In April 2000,  Financial  Accounting Standards Board Interpretation No. 44 (FIN
44), Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25, was issued. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to employees. FIN 44 is effective for the Company in the fourth quarter of fiscal year 2000. The Company has not yet determined the effect, if any, the implementation of the Interpretation will have on the financial condition or results of operation of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.4 million during the first six months of fiscal 2000, compared to $5.3 million provided in the same period in fiscal 1999. Cash provided by operations was lower primarily due to increases in receivables of $24.8 million and inventory of $10.9 million partially offset by increases in net income of $13.0 million, accounts payable of $9.7 million and accrued warranty of $5.5 million which changes were the result of increased sales. We expect future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

As of March 31, 2000, our principal sources of liquidity consisted of approximately $7.7 million of cash and cash equivalents, and $16.2 million available under the Company's $25 million revolving line of credit. The credit facility is with Bank of America and bears interest at the bank's prime lending rate or LIBOR plus 1.5%. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The revolving line of credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

We believe that at our current operations cash and cash equivalents, funds generated from operations, and funds available under our bank line will be sufficient to meet our planned capital requirements during the next twelve months including the spending of approximately $5.0 million to purchase property, plant and equipment. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may also effect additional equity or debt financings to fund such activities or to fund greater than anticipated growth. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to the Company's operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

Interest Rate Sensitivity

As of March 31, 2000, we have approximately $4.2 million in long-term debt and approximately $8.9 million in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of its fixed rate long-term debt. We believe that a 10% change in the long-term interest rate would not have a material effect on our financial condition, results of operations or cash flows.

Foreign Currency Exchange Rate Sensitivity

All of our non-U.S. operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge by entering into short-term forward exchange contracts. At March 31, 2000, we held forward contracts to purchase Japanese Yen with a face value of $13.4 million, a market value of $13.9 million and an unrealized loss of approximately $500,000. However, the impact of movements in currency exchange rates on forward contracts is offset to the extent of intercompany receivables denominated in yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to the our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

LITIGATION

A lawsuit was filed against us by Mitsubishi Silicon America Corporation (successor to Siltec Corporation) in the United States District Court for the District of Oregon in July 1998. The lawsuit alleges breaches of warranties by us in connection with the sale of tools, and seeks damages in excess of $5 million, plus attorney's fees. The trial is scheduled to commence in February 2001. Although we believe the lawsuit is without merit and are contesting the action vigorously, litigation is inherently uncertain and we may not win. Moreover, even if we prevail, the diversion of management attention and costs associated with litigation could have a material adverse affect on our financial condition, results of operations or cash flow.

In August of 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorney fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgement of invalidity and noninfringement. Novellus filed a motion for summary judgment of noninfringement, and that motion was granted on March 27, 2000. We intent to appeal to the United States Court of Appeals for the Federal Circuit, seeking review of the ruling on the motion for summary judgment.

We are subject to other legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows.

                                 SEMITOOL, INC.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

A lawsuit was filed against us by Mitsubishi Silicon America Corporation (successor to Siltec Corporation) in the United States District Court for the District of Oregon in July 1998. The lawsuit alleges breaches of warranties by us in connection with the sale of tools, and seeks damages in excess of $5 million, plus attorney's fees. The trial is scheduled to commence in February 2001. Although we believe the lawsuit is without merit and are contesting the action vigorously, litigation is inherently uncertain and we may not win. Moreover, even if we prevail, the diversion of management attention and costs associated with litigation could have a material adverse affect on our financial condition, results of operations or cash flow.

In August of 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorney fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgement of invalidity and noninfringement. Novellus filed a motion for summary judgment of noninfringement, and that motion was granted on March 27, 2000. We intend to appeal to the United States Court of Appeals for the Federal Circuit, seeking review of the ruling on the motion for summary judgment.

We are subject to other legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 8, 2000, the following proposals were adopted:

1. To elect six directors of the Company to serve until the 2000 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

                                              Votes                 Votes
                                               For                Withheld
                                           ------------           --------

         Raymon F. Thompson                 12,832,821             661,860
         Howard E. Bateman                  12,832,191             662,490
         Richard A. Dasen                   12,833,441             661,240
         Timothy C. Dodkin                  12,846,641             648,040
         Daniel J. Eigeman                  12,832,091             662,590
         Calvin S. Robinson                 12,829,491             665,190


2. To approve an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 30,000,000 shares to 75,000,000 shares.

             For                     Against                   Abstain
        ------------                 -------                   -------

         12,063,149                 1,400,372                  31,160


3. To ratify the appointment of PricewaterhouseCoopers, LLP independent auditors for the Company for the fiscal year ending September 30, 2000.

             For                     Against                   Abstain
        ------------                 -------                   --------

         13,454,281                  14,990                    25,410


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
        (3.8)  Amendment  to the  Restated  Articles  of  Incorporation  of the
         Company
        (3.9)  Correction to the Amendment to the Restated  Articles of
         Incorporation of the Company
        (27) Financial Data Schedule for Form 10-Q dated March 31, 2000.

(b)  Reports on Form 8-K:
         There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEMITOOL, INC.
                                 --------------
                                  (Registrant)

Date: May 12, 2000               By   /s/William A. Freeman
                                 -----------------------------------------------
                                 William A. Freeman
                                 Vice President and Chief Financial Officer


                                 By   /s/Larry A. Viano
                                 -----------------------------------------------
                                 Larry A. Viano
                                 Chief Accounting Officer