Form 10-Q
period 2000-06-30
SEMITOOL INC
filed 2000-08-14
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

           Title                       Outstanding as of August 11, 2000
       Common Stock                                 28,301,100

Part I.  Financial Information
Item 1.  Financial Statements

                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (Amounts in Thousands, Except for Share Amounts)


                                                                           June 30,        September 30,
                                         ASSETS                              2000              1999
                                                                       ----------------  ---------------
Current assets:
    Cash and cash equivalents                                               $     6,974      $     4,789
    Trade receivables, less allowance for doubtful
     accounts of $273 and $271                                                   63,382           38,366
    Inventories                                                                  63,024           41,667
    Income tax refund receivable                                                  2,246            3,944
    Prepaid expenses and other current assets                                     3,843            2,607
    Deferred income taxes                                                         5,928            5,928
                                                                       ----------------  ---------------
       Total current assets                                                     145,397           97,301
Property, plant and equipment, net                                               29,432           30,336
Intangibles, less accumulated amortization of $4,372 and $3,574                   3,531            3,406
Other assets, net                                                                   725              841
                                                                       ----------------  ---------------
       Total assets                                                         $   179,085      $   131,884
                                                                       ================  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                          $    12,315      $    10,160
    Accounts payable                                                             28,507           14,602
    Accrued commissions                                                           2,249            1,018
    Accrued warranty and installation                                            13,545            9,045
    Accrued payroll and related benefits                                          6,123            3,691
    Income taxes payable                                                          3,913               --
    Other liabilities                                                             3,080            3,977
    Customer advances                                                             3,290            2,119
    Long-term debt, due within one year                                             343              381
                                                                       ----------------  ---------------
       Total current liabilities                                                 73,365           44,993
Long-term debt, due after one year                                                3,742            3,911
Deferred income taxes                                                             1,955            1,955
                                                                       ----------------  ---------------
       Total liabilities                                                         79,062           50,859
                                                                       ----------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                --               --
    Common stock, no par value, 75,000,000 authorized,
     28,289,250 and 27,628,996 shares issued and outstanding                     44,656           41,464
    Retained earnings                                                            54,856           39,009
    Accumulated other comprehensive income                                          511              552
                                                                       ----------------  ---------------
       Total shareholders' equity                                               100,023           81,025
                                                                       ----------------  ---------------
       Total liabilities and shareholders' equity                      $        179,085  $       131,884
                                                                       ================  ===============

The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (Amounts in Thousands, Except for Per Share Amounts)

                                                  Three Months Ended               Nine Months Ended
                                                       June 30,                        June 30,
                                             ---------------------------      ---------------------------
                                                 2000           1999              2000           1999
                                             -----------     -----------      -----------     -----------
Net sales                                    $    64,910     $    29,838      $   168,773     $    86,076
Cost of sales                                     31,192          15,216           79,771          44,790
                                             -----------     -----------      -----------     -----------
Gross profit                                      33,718          14,622           89,002          41,286
                                             -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative           17,671          13,336           48,604          36,414
    Research and development                       6,068           5,555           17,261          16,304
                                             -----------     -----------      -----------     -----------
       Total operating expenses                   23,739          18,891           65,865          52,718
                                             -----------     -----------      -----------     -----------

Income (loss) from operations                      9,979          (4,269)          23,137         (11,432)
Other income (expense), net                          209             125              167           1,064
                                             -----------     -----------      -----------     -----------
Income (loss) before income taxes                 10,188          (4,144)          23,304         (10,368)
Income taxes                                       3,260          (1,409)           7,457          (3,525)
                                             -----------     -----------      -----------     -----------

Net income (loss)                            $     6,928     $    (2,735)     $    15,847     $    (6,843)
                                             ===========     ===========      ===========     ===========

Earnings (loss) per share
Basic                                        $      0.24     $     (0.10)     $      0.57     $     (0.25)
                                             ===========     ===========      ===========     ===========
Diluted                                      $      0.24     $     (0.10)     $      0.55     $     (0.25)
                                             ===========     ===========      ===========     ===========

Average common shares:
Basic                                             28,279          27,584           27,984          27,584
                                             ===========     ===========      ===========     ===========
Diluted                                           28,917          27,584           28,823          27,584
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

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                             Nine Months Ended
                                                                                 June 30,
                                                                     ---------------------------------
                                                                           2000             1999
                                                                     ----------------  ---------------
Operating activities:
Net income (loss)                                                        $     15,847      $    (6,843)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                               6,020            7,750
    Loss on disposition of assets                                                 170              157
    Change in:
       Trade receivables                                                      (24,712)          11,014
       Inventories                                                            (21,607)          (2,325)
       Income tax refund receivable                                             1,698           (4,217)
       Prepaid expenses and other current assets                                 (558)            (355)
       Other assets                                                              (149)            (385)
       Accounts payable                                                        13,752            1,219
       Accrued commissions                                                      1,231              508
       Accrued warranty and installation                                        4,498           (3,589)
       Accrued payroll and related benefits                                     2,431             (447)
       Other accrued liabilities                                                 (907)           2,205
       Customer advances                                                        1,168             (466)
       Income taxes payable                                                     3,932               --
                                                                     ----------------  ---------------
          Net cash provided by operating activities                             2,814            4,226
                                                                     ----------------  ---------------

Investing activities:
    Purchases of property, plant and equipment                                 (3,742)          (2,191)
    Increase in intangible assets                                              (1,086)            (292)
    Proceeds from sale of equipment                                                70            1,020
                                                                     ----------------  ---------------
          Net cash used in investing activities                                (4,758)          (1,463)
                                                                     ----------------  ---------------

Financing activities:
    Proceeds from exercise of stock options                                     3,173               --
    Borrowings under line of credit and short-term debt                        80,892            1,000
    Repayments under line of credit and short-term debt                       (79,638)          (4,413)
    Proceeds from long-term debt and capital leases                                --              442
    Repayments of long-term debt and capital leases                              (314)            (489)
                                                                     ----------------  ---------------
          Net cash provided by (used in) financing activities                   4,113           (3,460)
                                                                     ----------------  ---------------

Effect of exchange rate changes on cash and cash equivalents                       16              104
                                                                     ----------------  ---------------
Net increase (decrease) in cash and cash equivalents                            2,185             (593)
Cash and cash equivalents at beginning of period                                4,789            7,287
                                                                     ----------------  ---------------
Cash and cash equivalents at end of period                               $      6,974      $     6,694
                                                                     ================  ===============

The accompanying  notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Amounts in Thousands)


                                                     Three Months Ended             Nine Months Ended
                                                          June 30,                      June 30,
                                                 --------------------------    ---------------------------
                                                    2000            1999          2000             1999
                                                 -----------    -----------    -----------     -----------

    Net income (loss)                            $     6,928    $    (2,735)   $    15,847     $    (6,843)
    Foreign currency translation adjustment             (208)           (66)           (41)            458
                                                 -----------    -----------    -----------     -----------

    Comprehensive income (loss)                  $     6,270    $    (2,801)   $    15,806     $    (6,385)
                                                 ===========    ===========    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

We prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. We believe the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 1999 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 1999 has been prepared from the books and records without audit. Financial information as of September 30, 1999 has been derived from the audited financial statements of our Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of June 30, 2000, the consolidated results of operations for the three and nine month periods ended June 30, 2000 and 1999 and the consolidated cash flows for the nine month periods ended June 30, 2000 and 1999. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for us in fiscal 2001. We have not yet determined the effect the adoption of this standard will have on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The SEC has delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. When we adopt SAB 101 in the fourth quarter of fiscal 2001, we will recognize revenue when we substantially complete the terms of the applicable sales arrangement. While we have not fully assessed the impact on us of the adoption of SAB 101, we believe that it may require a significant amount of our fourth quarter of fiscal 2001 net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the quarter ending September 30, 2001 with a cumulative adjustment in that quarter to reflect the effect of the change. We are also considering potential changes to the terms of our agreements for equipment sales that could mitigate the impact of SAB 101. In addition, we may need to renegotiate the financial covenants under our line of credit agreement. As a result, while SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have an adverse effect on our reported results of operations for the fourth quarter of fiscal 2001 when SAB 101 will be implemented.

In April 2000, Financial Accounting Standards Board Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, was issued. FIN 44 clarifies and modifies APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 is effective for us in the fourth quarter of fiscal year 2000. We have not yet determined the effect, if any, the implementation of the interpretation will have on our financial condition or results of operations.

Note 2.  Principles of Consolidation

Our consolidated financial statements include the accounts of Semitool, Inc. and
our  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions are eliminated in consolidation.

Note 3.  Inventories

Our inventories are summarized as follows (in thousands):

                                       June 30, 2000         September 30, 1999
                                  ----------------------     ------------------

     Parts and raw materials               $    33,087             $    23,930
     Work-in-process                            25,153                  11,852
     Finished goods                              4,784                   5,885
                                         ---------------         ---------------
                                           $    63,024             $    41,667
                                         ===============         ===============


During the nine months ended June 30, 2000 and 1999, $269,000 and $2,777,000, respectively, of finished goods inventory was transferred to property, plant and equipment.

Note 4.  Income Taxes

The components of our income tax provision (benefit) are as follows,(in thousands):

                       Three Months Ended                 Nine Months Ended
                             June 30,                          June 30,
                   ---------------------------       ---------------------------
                       2000           1999              2000            1999
                   -----------     -----------       -----------     -----------

     Federal       $     2,203     $    (1,316)      $     4,766     $   (3,201)
     State                 555            (159)            1,060           (390)
     Foreign               502              66             1,631             66
                   -----------     -----------       -----------     -----------
     Total         $     3,260     $    (1,409)      $     7,457     $   (3,525)
                   ===========     ===========       ===========     ===========


Note 5.  Contingency

In August, 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of its patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and noninfringement. During the nine months ended June 30, 2000, Novellus filed a motion for summary judgement of noninfringement, which motion was granted on March 17, 2000 and judgement was subsequently entered on May 12, 2000 dismissing the case. On May 15, 2000 the Company filed an appeal to the United States Court of Appeals for the Federal Circuit. The appeal is pending.

A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against us. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. A trial date has been set for February 12, 2001. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Note 6.  Earnings (Loss) Per Common Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share (in thousands):

                                                        Three Months Ended              Nine Months Ended
                                                             June 30,                       June 30,
                                                    --------------------------     ---------------------------
                                                       2000            1999            2000            1999
                                                    -----------     -----------     -----------     ----------
   Numerator:
     Net income (loss) for basic and diluted
       earnings (loss) per share                    $     6,928     $   (2,735)     $    15,847     $   (6,843)
                                                    ===========     ===========     ===========     ==========

   Denominator:
     Average common shares used for basic
       earnings (loss) per share                         28,279          27,584          27,984         27,584
   Effect of dilutive stock option                          638              --             839             --
                                                    -----------     -----------     -----------     ----------
   Denominator for diluted earnings
       (loss)per share                                   28,917          27,584          28,823         27,584
                                                    ===========     ===========     ===========     ==========


Options to purchase 842,900 shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive. In addition, options for 11,000 shares of common stock that have been granted have an exercise price that is greater than the market price of $17.31 at June 30, 2000.

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

                                                                            Total
                                     Equipment         Software           Software      Elim-
                                      Segment           Segment            Segment     inations    Consolidated
Net sales                            External    External     Internal
Third quarter fiscal 2000             $60,371      $4,539         $492      $5,031        $492        $64,910
Third quarter fiscal 1999              26,399       3,439          241       3,680         241         29,838
First nine months of fiscal 2000      157,358      11,415        1,383      12,798       1,383        168,773
First nine months of fiscal 1999       76,001      10,075          331      10,406         331         86,076

Income (loss) from operations
Third quarter fiscal 2000               9,425                                  943         389          9,979
Third quarter fiscal 1999              (4,311)                                 187        (145)        (4,269)
First nine months of fiscal 2000       22,330                                1,834       1,027         23,137
First nine months of fiscal 1999      (11,814)                                 570        (188)       (11,432)

Total assets for the Equipment Segment were $171,243 at June 30, 2000 and $131,884 at September 30, 1999

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

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2000 COMPARED WITH THIRD QUARTER OF FISCAL 1999

Net Sales. Net sales consist of revenues from sales of equipment, spare parts, software and service contracts. Net sales increased 117.5% to $64.9 million in the third quarter of fiscal 2000 from $29.8 million for the same period in fiscal 1999. Net sales for the first nine months of fiscal 2000 increased 96.1% to $168.8 from $86.1 million when compared to fiscal 1999. Sales in the third quarter and for the first nine months of fiscal 2000 were up in all product categories compared to the same periods in fiscal 1999. These increases are principally due to a recovery in the semiconductor industry and the transition toward electroplating copper and other metals used in the fabrication of integrated circuits. Sales consisted of both capacity and technology purchases by our customers.

Our Semiconductor Equipment segment's net sales were $60.4 million in the third quarter of fiscal 2000, up 128.7% from $26.4 million in net sales for the third quarter of fiscal 1999. Third quarter 2000 net sales of surface preparation equipment and ECD equipment were up 91.6% and 436.6%, respectively, as compared to third quarter 1999. For the first nine months of fiscal 2000, the Semiconductor Equipment segment's net sales were $157.4 million, up 107.0% from $76.0 million net sales for the same period in 1999. First nine months of fiscal 2000 net sales of surface preparation equipment and electrochemical deposition equipment were up 88.7% and 208.3% as compared to the same period in 1999.

The Software Control Systems segment's net sales were $5.0 million in the third quarter of fiscal 2000 which includes approximately $492,000 of intercompany sales, and compares with $3.7 million in the third fiscal quarter of 1999. For the first nine months of 2000, the Software Control Systems segment's net sales were $12.8 million including approximately $1.4 million of intercompany sales, compared with $10.4 million including approximately $331,000 of intercompany sales in the same period in 1999.

Gross Profit. Gross margin was 51.9% of net sales in the third quarter and 52.7% for the first nine months of fiscal 2000 compared to 49.0% and 48.0% of net sales for the same periods in fiscal 1999. The increase in gross margin was primarily due to changes in our sales mix and to a higher level of cost absorption caused by increased manufacturing activity. Our gross margin has been, and will continue to be, affected by a variety of factors, including the sales mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $17.7 million or 27.2% of net sales for the third quarter of fiscal 2000, compared to $13.3 million or 44.7% of net sales for the same period in fiscal 1999. For the first nine months of fiscal 2000, selling, general and administrative expense was $48.6 million or 28.8% of net sales, compared to $36.4 million or 42.3% of net sales for the same period in fiscal 1999. Selling, general and administrative expenses increased on an absolute basis primarily due to increased sales activity and the related field service costs. The decrease as a percentage of net sales is primarily due to sales volume increasing at a faster rate than that of selling, general and administrative expenses.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with our research and development efforts. R&D expense was $6.1 million or 9.3% of net sales in the third quarter of fiscal 2000 as compared to $5.6 million or 18.6% of net sales for the same period in fiscal 1999. In the first nine months of fiscal 2000, R&D expense was $17.3 million or 10.2% of net sales. This compares with fiscal 1999 first nine months expense of $16.3 million or 18.9% of net sales. The decline as a percentage of sales in fiscal 2000 periods is a result of increased sales volume.

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

Our semiconductor equipment segments' net operating income was $9.4 million in the third quarter of fiscal 2000, up $13.7 million from the net operating loss of $4.3 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, the semiconductor equipment segments' net operating income was $22.3 million, up $34.1 million from the net operating loss of $11.8 million for the same period in fiscal 1999. Operating income is up in both periods of fiscal 2000 as compared to the same period in fiscal 1999 primarily due to increased sales activity, improved gross margins and an operating expense growth rate that was slower that the growth of net sales.

Our software control systems segments' net operating income was approximately $943,000 in the third quarter of fiscal 2000, up $756,000 from the net operating income of approximately $187,000 for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, the software control systems segments' net operating income, including the effect of intercompany transactions, was $1.8 million, up $1.3 million from the net operating income of approximately $570,000 for the same period in fiscal 1999.

Other Income (Expense), Net. Other income (expense), net was a net other income of approximately $209,000 in the third quarter of fiscal 2000, which includes interest expense of approximately $180,000 and a foreign exchange gain of approximately $263,000. This compares to net other income of $125,000, which includes interest expense of approximately $74,000 and a foreign exchange gain of approximately $138,000, for the same period in fiscal 1999. For the first nine months of fiscal 2000, other income (expense), net was a net other income of approximately $167,000, which includes interest expense of approximately $701,000 and a foreign exchange gain of approximately $440,000. This compares to net other income of $1.1 million, which includes interest expense of approximately $281,000 and a foreign exchange gain of $847,000, for the same period in fiscal 1999.

Income Taxes. Income taxes for the third quarter of fiscal 2000 were a $3.3 million tax provision and a $1.4 million tax benefit for the third quarter of fiscal 1999. For the first nine months of fiscal year 2000, the provision for income taxes was $7.5 million compared to a $3.5 million tax benefit for the same period a year ago. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which were estimated to be 32% in the first nine months of fiscal 2000 and 34% in fiscal 1999.

Backlog. We include in our backlog those customer orders for which we have written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedule, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period. Order backlog was approximately $107.3 million at June 30, 2000, which represents an increase of 116.3% from $49.6 million at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2.8 million during the first nine months of fiscal 2000, compared to $4.2 million provided in the same period in fiscal 1999. Cash provided by operations was lower primarily due to increases in trade receivables of $24.7 million and inventory of $21.6 million partially offset by net income of $15.8 million, increases in accounts payable of $13.8 million and accrued warranty of $4.5 million which changes were the result of increased sales. We expect future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

As of June 30 2000, our principal sources of liquidity consisted of approximately $7.0 million of cash and cash equivalents, and $29.0 million available under the Company's revolving line of credit, which was increased during the quarter from $25 million to $40 million. The credit facility is with Bank of America and bears interest at the bank's prime lending rate or LIBOR plus 1.5%. The revolving line of credit expires on April 1, 2001 and all principal amounts owing are due by April 1, 2004. The revolving line of credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios.

We believe that at our current operations, cash and cash equivalents, funds generated from operations, and funds available under our bank line will be sufficient to meet our planned capital requirements during the next twelve months including the spending of approximately $5.0 million to purchase property, plant and equipment. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may also effect additional equity or debt financings to fund such activities or to fund greater than anticipated growth.

On June 16, 2000, we filed with the Securities and Exchange a registration statement on Form S-3 for the offer and sale of 3,036,000 shares of our common stock. We subsequently amended this registration statement on June 30, 2000 and July 26, 2000. This offering has not yet been completed and we cannot assure you that the sale of these shares will be completed in the near term. See the S-3 for additional information related to this offering.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for us in fiscal 2001. We have not yet determined the effect the adoption of this standard will have on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The SEC has delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. When we adopt SAB 101 in the fourth quarter of fiscal 2001, we will recognize revenue when we substantially complete the terms of the applicable sales arrangement. While we have not fully assessed the impact on us of the adoption of SAB 101, we believe that it may require a significant amount of our fourth quarter of fiscal 2001 net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the quarter ending September 30, 2001 with a cumulative adjustment in that quarter to reflect the effect of the change. We are also considering potential changes to the terms of our agreements for equipment sales that could mitigate the impact of SAB 101. In addition, we may need to renegotiate the financial covenants under our line of credit agreement. As a result, while SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have an adverse effect on our reported results of operations for the fourth quarter of fiscal 2001 when SAB 101 will be implemented.

In April 2000, Financial Accounting Standards Board Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, was issued. FIN 44 clarifies and modifies APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 is effective for us in the fourth quarter of fiscal year 2000. We have not yet determined the effect, if any, the implementation of the interpretation will have on our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of June 30, 2000, we had approximately $4.1 million in fixed-rate long-term debt and approximately $12.3 million in variable-rate short-term debt. As a result, changes in the fixed rate interest market would change the estimated fair value of our long-term debt. We believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge by entering into short-term forward exchange contracts. At June 30, 2000, we held forward contracts to purchase Japanese Yen with a face value of $15.3 million, a market value of $15.3 million and therefore no unrealized gain or loss. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

LITIGATION

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of its patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and noninfringement. During the nine months ended June 30, 2000, Novellus filed a motion for summary judgement of noninfringement, which motion was granted on March 17, 2000 and judgement was subsequently entered on May 12, 2000 dismissing the case. On May 15, 2000 the Company filed an appeal to the United States Court of Appeals for the Federal Circuit. The appeal is pending.

A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against us. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. A trial date has been set for February 12, 2001. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

                                 SEMITOOL, INC.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089DLJ), alleging infringement of two of its patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Novellus answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and noninfringement. During the nine months ended June 30, 2000, Novellus filed a motion for summary judgement of noninfringement, which motion was granted on March 17, 2000 and judgement was subsequently entered on May 12, 2000 dismissing the case. On May 15, 2000 the Company filed an appeal to the United States Court of Appeals for the Federal Circuit. The appeal is pending.

A lawsuit brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA) was filed on July 7, 1998 in the United States Federal District Court for the District of Oregon against us. The lawsuit alleges breach of warranties and seeks damages and attorney's fees in excess of $5 million. A trial date has been set for February 12, 2001. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
       (10.32) Business loan agreement, dated July 5, 2000, between the Company and Bank of America
       (10.33) Promissory Note, dated July 5, 2000, between the Company and Bank of America
       (10.34) Corporate  Resolution to Borrow, dated July 5, 2000, between the
               Company and Bank of America
       (10.39) Employment Agreement between Jurek Koziol and Semitool, Inc.
               dated March 23, 2000.
       (27)    Financial Data Schedule for Form 10-Q dated June 30, 2000.


(b)  Reports on Form 8-K:

       1. On July 5, 2000, Semitool, Inc. filed a report on Form 8-K announcing certain additions to the management of the Company.

       2. On July 6, 2000, Semitool, Inc. filed a report on Form 8-K announcing the Company's Spectrum(TM)E product.

       3. On July 10, 2000, Semitool, Inc. filed a report on Form 8-K announcing that the Company is licensing its copper ECD seed layer technology to Shipley Company, L.L.C.

       4. On July 10, 2000, Semitool, Inc. filed a report on Form 8-K announcing the Company's Paragon(TM), an ECD Cluster processing tool.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEMITOOL, INC.
                                 --------------
                                  (Registrant)




Date: August 14, 2000            By /s/William A. Freeman
                                    --------------------------------------------
                                     William A. Freeman
                                     Vice President and Chief Financial Officer


                                 By /s/Larry A. Viano
                                    --------------------------------------------
                                     Larry A. Viano
                                     Chief Accounting Officer