Form 10-K405
period 2000-09-30
SEMITOOL INC
filed 2000-12-28
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ____________

Commission File Number
0-25424

SEMITOOL, INC.
(Exact Name of Registrant as Specifited in Its Charter)

Montana	81-0384392
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on December 13, 2000 (based on the last reported sale price on the Nasdaq National Market as of such date) was $183,328,576.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 13, 2000 was 28,312,600.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held February 8, 2001.

PART I

Item 1. Business

Introduction

        Statements contained in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including without limitation, statements regarding trends in the semiconductor industry, future product development, strategic business development, pursuit of new and growing markets, competition, patent filings, results from operations, and the adequacy of manufacturing facilities. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for our existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed under the heading “Risk Factors” and elsewhere herein.

        Our future results will depend on our ability to continue to enhance our existing products and to develop and manufacture new products and to finance such activities. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any new products or that we will be able to develop and introduce in a timely manner new products or enhancements to our existing products and processes which satisfy customer needs or achieve widespread market acceptance. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Overview

        Semitool was organized in 1979 and is a worldwide leader in the design, development, manufacture and support of high performance wet chemical processing equipment for use in fabrication of semiconductor devices. Our primary families of tools are electrochemical deposition systems for the plating of copper interconnects for integrated circuits and other metals for various applications including semiconductor advanced packaging, and wafer surface preparation systems for cleaning, stripping and etching processes. We provide our customers with this suite of technologically innovative batch and single wafer processing tools that leverages our core wet chemical expertise and our experience building and supporting production-proven semiconductor fabrication equipment.

        With more than 21 years dedicated to the semiconductor and related industries, we have applied our wet chemical expertise in design, engineering, process and manufacturing to deliver innovations in electrochemical deposition and wafer surface preparation to our global customer base. Our customers include many of the major semiconductor device manufacturers worldwide, including Advanced Micro Devices, Atmel, Conexant Systems, Fujitsu, IBM, Intel, Lucent Technologies, Motorola, NEC, Philips Semiconductor, Seagate, Samsung, STMicroelectronics, TSMC and UMC.

Industry Background

        Semiconductor devices, commonly called integrated circuits, or ICs, consist of components, typically millions of microscopic transistors, which are interconnected with metal circuitry to form the functional IC. Fabrication of an IC involves up to 350 complex and repetitive process steps, involving an array of manufacturing equipment and chemical media. ICs are fabricated on substrates, or wafers, made of a semiconductor material, most commonly silicon. The fabrication process involves the deposition of multiple layers of insulating and conducting films, along with cleaning, stripping and etching processes throughout the fabrication to prepare the surface for the next step. There can be between eight and 30 thin, patterned layers in an IC. After the fabrication sequence, the wafer may contain up to several hundred ICs. Individual ICs are derived from the wafer by a process involving extremely fine sawing, or dicing, after which the wafer is cleaved into separate ICs. The IC is then “packaged” by electrically connecting it to pins via metal wires or contacts to allow insertion into an electronic device, and encapsulating the IC into a polymer package.

        Electronic systems require increasingly complex ICs that operate at higher performance levels, while at the same time using less power and generating less heat. Fabrication of such advanced ICs requires increases in the number of fabrication process steps, a reduction in device feature sizes, as well as innovations in IC fabrication processes and manufacturing equipment.

Trends in Semiconductor Manufacturing

        Development of Smaller Feature Geometries. The development of smaller feature geometries, 0.18 micron and below, enables device manufacturers to produce greater numbers of ICs per wafer. Yet as device geometry line widths decrease, manufacturing yields become increasingly sensitive to the magnitude of processing defects.

        Transition to Copper. Aluminum alloys have traditionally been used to connect the millions of transistors that make up each IC. As devices and features are reduced in size, and device performance requirements increase, an electrical conductor with superior conductivity is needed, and copper is evolving as the material of choice to replace aluminum interconnects in ICs. Copper, however, cannot be deposited reliably by traditional vacuum-based systems. Electrochemical deposition, an alternative type of deposition, is an effective method to reliably and uniformly deposit copper. In addition to the device performance benefits, copper electrochemical deposition also results in lower cost and fewer manufacturing steps. The unique chemical and physical properties of copper require the IC manufacturer to use specialized fabrication equipment in place of existing tools.

        Migration to 300 Millimeter Wafers. The migration to a larger 300 millimeter (12 inch) wafer size lowers the manufacturing cost per IC by increasing the number of ICs per wafer. Processing larger wafers requires the acquisition of specialized equipment by IC manufacturers. Most 300 millimeter wafer processing cannot be performed on previous generations of equipment, necessitating purchase of new systems.

Electrochemical Deposition

        Deposition is the fabrication process in which a film of either electrically insulating or electrically conductive material, such as aluminum or copper, is deposited on the surface of the wafer. Traditional deposition methods involve placing wafers in an ultra-high vacuum process chamber and introducing a variety of pure and precisely metered gases while some form of energy is added to activate a chemical reaction on the wafer surface. The result of the reaction is the deposition of a thin layer of aluminum on the wafer. Traditional deposition methods are expensive processes because of the high temperature and ultra-high vacuum environment they require. Moreover, these methods are not well suited to address the chemical properties of new interconnect materials, such as copper.

        Electrochemical deposition, by contrast, is a wet chemical process that involves plating a semiconductor wafer in the process chamber of a tool at room pressure and temperature. This process does not require the expense and time needed when using an ultra-high vacuum environment, and in the case of copper plating, results in the deposition of a uniform film of copper metal on the wafer. In addition to copper deposition, electrochemical deposition can also be used for a variety of other applications, including solder bumps for IC packaging, gold bumps and interconnects for communications ICs and platinum deposition for capacitors in memory circuits.

Cleaning, Stripping and Etching Processes

        Cleaning, stripping, etching or otherwise conditioning the surface of the wafer are critical steps in the semiconductor fabrication process. Traditionally, these wet chemical processing steps have been accomplished using specialized equipment, called wet benches. Wet benches suffer from process limitations inherent in their design, including inconsistent processing across the surface of each wafer, lower throughput per square foot and particle contamination of the wafers. Particle contamination, in particular, arises because contaminants are easily transferred to the surface of processed wafers as they are moved in and out of the liquids which the wet benches contain. This contamination decreases yield and increases cost of the fabrication process.

        In contrast, spray tools used in the cleaning, stripping and etching processes subject wafers to sequential spray applications of chemicals as the wafers are spun at high speeds on their axes inside an enclosed process chamber. This technology enables precise and uniform application of process chemicals, enhanced process reliability because of reduced particle contamination, smaller footprint tools and shorter process cycle times. Enhanced process reliability and reduced particle contamination are increasingly critical as IC complexity increases the number of wafer conditioning steps during the fabrication process, as new materials, such as copper, which are hazardous to other parts of the fabrication process, are introduced through plating, and as shrinking geometries link ever smaller contamination levels to IC failure.

The Semitool Solution

        Semitool is a worldwide leader in the design, development, manufacture and support of high performance wet chemical processing equipment for use in fabrication of semiconductor devices. Our primary families of tools include electrochemical deposition systems for the plating of copper interconnects for ICs and other metals for various applications, and wafer surface preparation systems for cleaning, stripping and etching processes. This suite of technologically innovative batch and single wafer processing tools leverages our core wet chemical expertise and our more than two decades of innovation and experience building and supporting production-proven semiconductor fabrication equipment.

        Electrochemical Deposition Solutions. Our LT 210c, Paragon and Equinox family of electrochemical deposition systems incorporates proprietary plating technology that operates at room pressure and temperature and enables precisely controlled deposition of copper film on a device-side down semiconductor wafer. We introduced the first high-throughput copper plating tool in calendar year 1994 and continue to develop innovative electrochemical deposition solutions. In addition to copper deposition, our plating equipment is also used for a variety of other applications, including solder bumps for IC packaging, gold bumps and interconnects for communications ICs and platinum deposition for capacitors in memory circuits.

        Batch Cleaning, Stripping and Etching Solutions. Our Spectrum and Magnum family of automated cleaning, stripping and etching equipment uses a spray technology that we developed to batch-process up to 52 wafers. Our tools spin the wafers in a carrier rotated on its axis inside an enclosed process chamber and expose the wafers to a sequenced spray of chemicals. This spray technology enables precise and uniform application of process chemicals, enhanced process reliability because of reduced particle contamination and shorter process cycle times. In addition, our batch wet chemical platforms enable our proprietary, cost-effective cleaning process, called HydrOzone. This process uses a spray of deionized water and ozone gas as a cleaning agent in place of the costly and environmentally harmful chemical solutions traditionally relied upon for cleaning semiconductor wafers.

        Single Wafer, Cleaning, Stripping and Etching Solutions. Our Capsule cleaning modules enable precise, side-selective application of chemicals to a wafer enclosed in a controlled chamber. Capsule modules, either as process chambers on our deposition tools or standing alone as our Millennium wet chemical processing equipment, provide for both side-selective and wafer edge cleaning. This allows the removal of copper and other contaminants hazardous to subsequent steps in the IC fabrication process from the back and edges of the wafer.

Strategy

        Our objective is to be the leading provider of innovative wet chemical processing equipment to semiconductor manufacturers worldwide. Our business strategy incorporates the following key elements:

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our technological leadership position. We believe that our proprietary electrochemical deposition systems, principally for the plating of copper interconnects, and wafer cleaning, stripping and etching systems, provides us with a technological advantage over competing wet chemical semiconductor processing equipment. We believe that our technologies provide our customers with critical performance, quality, process control and cost benefits. We further believe that technical innovations will continue to be one of the leading drivers for market acceptance of new semiconductor processing equipment.

        Offer a Broad Range of Products Incorporating Innovative Technologies. We offer a broad range of differentiated products, including electrochemical deposition equipment and cleaning, stripping and etching tools to semiconductor manufacturers for use in diverse process applications. Since development and introduction in 1979 of our first product, the SRD, or Spin Rinser/Dryer, we have continued to enhance and expand our product offering in response to the evolving needs of the semiconductor manufacturing industry.

        Leverage Process Technologies Across Markets and Applications. We believe our technology and manufacturing expertise enables us to offer solutions to manufacturers of other products, such as solder bumping for IC packaging, thin film heads and hard disk media used for disk drives, MEMS, or micro electromechanical systems, and ink jet print heads that use fabrication processes similar to those used by semiconductor manufacturers.

        Capitalize on Design and Manufacturing Expertise. We intend to continue to identify those design and manufacturing functions which add value to our products. We believe we achieve a number of competitive advantages from our internal design capabilities and selective vertical manufacturing integration, including the ability to achieve cost and quality benefits, and to quickly bring new products and product enhancements to market.

Products

        Semitool’s broad product suite of high performance, technologically innovative processing tools leverages our core wet chemical expertise and more than two decades of experience building production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions consist of electrochemical deposition equipment, primarily for the plating of copper, as well as batch and single wafer cleaning, stripping and etching tools. All of these solutions leverage and extend our core spin-spray technologies, that apply process chemicals to wafers spun on their axes at high speed inside an enclosed process chamber.

        Complementing our core products, we also provide container cleaning equipment that we developed through an extension of our core spin-spray technology, precision thermal processing tools and semiconductor manufacturing software control systems.

        The following table summarizes various features of our principal families of products:

                                    Calendar Year of                                           Approximate Price
Product Line                          Introduction            Principal Applications             Range Per Tool
___________________                __________________        ________________________       ______________________
                                                                                                (in thousands)
Electrochemical Deposition
Products
       Paragon                            2000                  Electro-Plating                   $2,800-$3,800
       LT 210c                            1998                  Electro-Plating                   $1,600-$2,600
       LT210                              1996                  Electro-Plating                   $1,100-$2,800
       Equinox                            1994                  Electro-Plating                    $575-$1,600

Batch Cleaning, Stripping
and Etching Products
       Sceptor SRD                        2000                  Clean                                $40-$70
       Sceptor SST                        2000                  Clean, Strip                        $550-$800
       Sceptor SAT                        2000                  Clean, Strip, Etch                  $650-$900
       Spectrum                           1998                  Clean, Strip, Etch                $1,200-$3,000
       Magnum                             1993                  Clean, Strip, Etch                 $900-$3,200
       SAT                                1981                  Clean, Strip, Etch                  $350-$900
       SST                                1980                  Clean, Strip                        $225-$850
       SRD                                1979                  Clean                               $15-$100

Single Wafer Cleaning, Stripping and
Etching Products
       Millennium                         1998                  Clean, Strip, Etch                $1,000-$2,200
       Equinox                            1986                  Clean, Strip, Etch                 $300-$1,000

Other Semiconductor
Equipment Products
       Storm                              1988                  Container Cleaning                  $275-$450
       VTP 1500                           1987                  Thermal Processing                 $800-$1,100

Software Control Systems
       SEMY APC                           1997                  Run-to-Run Control,                 $185-$275
                                                                Automatic Fault Detection

        As a percentage of consolidated net sales for fiscal 2000 and 1999, electrochemical deposition was 21.8% and 16.7%, cleaning, stripping and etching was 56.0% and 53.5%, parts, service and other was 14.9% and 19.4% and software control systems was 7.3% and 10.4%, respectively.

Electrochemical Deposition Products

        Paragon: We introduced the Paragon, a new class of ECD tool, during fiscal 2000 This tool integrates metrology, seed layer, ECD fill, clean, bevel etch and anneal in the same platform. Paragon uses our newly developed CFD reactor to provide better uniformity during the plating process.

        LT210c: This third-generation deposition system offers up to ten process chambers, and utilizes two robots for wafer handling. The combination of small size, multiple chambers and dual robots results in a highly productive system for high volume manufacturing operations. The primary application for the LT 210c is in copper deposition, but the system also deposits gold, platinum, solder and nickel alloys. The LT210c includes our innovative Capsule process chamber for post-electrochemical deposition cleaning and removal of copper contamination.

        Equinox: The Equinox system is an automated, single wafer processor for medium to low production volumes and for research and development activities. This system is offered with up to six process chambers and utilizes a single wafer handling robot. It is offered for electrochemical deposition of copper, gold, platinum, solder and nickel alloys.

Batch Cleaning, Stripping and Etching Products

        Sceptor: During 2000 we introduced our Sceptor line of spray solvent tools and rinser/dryers. The Sceptor products have double the wafer capacity of our standard SST and rinser/dryers while using approximately the same amount of clean room space. This allows an existing fab the ability to increase throughput without adding space.

        Spectrum: The Spectrum is our most advanced automated batch process tool. It is a compact modular system, with a footprint 40% smaller than our previous Magnum family of tools. It is dedicated to specific cleaning, stripping and etching processes, including our HydrOzone process which uses deionized, or DI water, and ozone gas to replace sulfuric acid based processing, and is designed for high volume manufacturing. The Spectrum tool incorporates our most advanced software and control systems and can include both spray and immersion processing modules.

        Magnum: The Magnum is a fully automated batch process tool capable of integrating modules for corrosive, caustic and solvent applications. It can be integrated with spray, as well as immersion technology for addressing a wide range of manufacturing challenges. Processing up to 52 wafers in a process chamber in a carrier-less mode, the Magnum offers precise process control and flexibility.

        SAT: The SAT, or Spray Acid Tool, applies corrosive and caustic process media to semiconductor wafers for removal of various contaminants, including particles, metals, organic material, oxides and chemical films. It also provides extremely uniform etching performance. The SAT is a manually loaded system, running batches of 25 wafers and performing sequential processing whereby the process media is brought to the semiconductor wafers and delivered as a spray. It is offered in one, two and three chamber models. Our HydrOzone process can also be used on the SAT platform.

        SST: The SST, or Spray Solvent Tool, applies solvent process media to semiconductor wafers for removal of photoresist, etch polymers, polyimides and organic contaminants. The SST performs sequential processing, by applying solvents and rinse agents, such as DI water, for cleaning, and nitrogen gas for drying. This manually loaded system runs batches of 25 wafers at a time in the process chamber. It is offered in one and two process chamber models.

        SRD: The SRD, or Spin Rinser/Dryer, is a highly efficient cleaning system utilizing DI water to remove chemical residue, particles, and other water-removable contaminants. The SRD provides Dl cleaning with minimal amounts of water, in a small footprint tool. It is offered in one, two and three chamber models and processes wafers in batches of 25.

Single Wafer Cleaning, Stripping, and Etching Products

        Millennium: The Millennium, which is based on the design of our compact LT210c platform, is an advanced single wafer processor with up to ten process chambers and two wafer handling robots, This system incorporates our Capsule side-selective processing module and can also be equipped with spray, immersion and vapor process chambers for addressing a wide range of high volume, leading edge applications.

        Equinox: The Equinox system allows the combination of caustics, corrosives and solvents in a single cluster tool in the cleaning, stripping and etching processes. Suitable for medium to low production volumes and for research and development applications, this system is offered with up to six process chambers and utilizes a single wafer handling robot.

Other Semiconductor Equipment Products

        Storm: The Storm is a single chamber system used for the cleaning of wafer transport containers. It processes batches of containers simultaneously, thereby offering high productivity in a space efficient system.

        VTP 1500: The VTP 1500 is our vertical thermal processor, featuring batch applications for thermal deposition of oxide, nitride and polysilicon films. It also is used for various anneal processes where precise control of temperature and rate of change of temperature is required. Our VTP 1500 features our patented double-lift system, which allows wafers to remain stationary, reducing cycle time and providing more precise process control.

Software Control Systems

        SEMY APC: Our SEMY APC, or Advanced Process and Equipment Control, software systems provide automatic fault detection and run-to-run control of semiconductor manufacturing equipment. This automated and integrated control results in improved productivity, reduced scrap, increased device yield through improved process control, and better equipment utilization by providing for predictive maintenance.

Customers, Sales and Marketing

        Our customers include leading worldwide semiconductor manufacturers. The following is a representative list of our largest United States and international customers, each having purchased approximately $2.0 million or more in fiscal 2000:

Advanced Micro Devices         LSI Logic               Sharp
Atmel                          Lucent Technologies     Silicon Manufacturing Partners
Chartered Silicon Partners     Micron                  Sony
Conexant                       Motorola                STMicroelectronics
Cypress                        NEC                     Systems on Silicon Manufacturing
FASL                           Philips                 TSC
Fujitsu                        RF Micro Devices        United Microelectronics
Hyundai                        Samsung                 Unitive Electronics
IBM                            Sanyo                   Vitesse Semiconductor
Intel                          Seagate                 White Oak Semiconductor

        One customer, Motorola, accounted for over 10% of our net sales in fiscal 2000.

        We believe that our worldwide sales, service and customer support organizations are important to the long-term success of our customer relationships.

        International sales, primarily in Europe and Asia, accounted for approximately 38.3%, 52.8% and 58.0% of total net sales for fiscal 1998, 1999 and 2000, respectively. We market and sell our products in the United States through our sales organization which includes direct sales personnel and a limited number of independent sales representatives. We currently have sales and service offices located throughout the United States and Europe. Also, we have a direct sales and customer support organization located in Japan, Singapore and Korea with independent sales representatives serving China, Japan, Taiwan, and the United States. To enhance our sales capabilities, we maintain demonstration and process development laboratories at our facility in Kalispell, Montana and a demonstration laboratory in Japan.

        Field service personnel and application engineers service customers in the United States, Europe, Japan and Asia, directly providing warranty service, post-warranty service and equipment installation. Field service engineers are located at nine sites throughout the United States, including dedicated site-specific engineers at certain customer locations pursuant to customer agreements. To further ensure customer satisfaction, we also provide service and maintenance training, as well as process application training for our customers’ personnel on a fee basis. We maintain an inventory of spare parts strategically located throughout the world, which allows us to provide same day or overnight delivery in most instances.

Backlog

        Consolidated orders backlog increased 91.7% to $110.2 million at September 30, 2000, from approximately $57.5 million at September 30, 1999. At September 30, 2000, semiconductor equipment orders represented 92.9% of consolidated orders backlog compared with 97.7% at September 30, 1999.

        We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery, cancellations and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period. In particular, during periods of downturns in the semiconductor industry we have experienced significant delays relating to orders that were previously included in our consolidated orders backlog.

Manufacturing

        Most of the semiconductor equipment manufacturing is conducted at our facilities located in Kalispell, Montana. Our manufacturing operations include metals and plastics fabrication and finishing capabilities; component parts and final product assembly; and extensive product testing capabilities. Manufacturing personnel work closely with product development engineers to ensure that products are engineered for manufacturability, affording a smooth transition from prototype to full scale production. Component and product prototyping is performed internally. Software Control Systems operations are conducted at our facility in Phoenix, Arizona.

Research and Development

        The market for semiconductor equipment and software control systems is characterized by rapid technological change and product innovation. We believe that continued timely development of products for both existing and new markets is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. We maintain extensive demonstration and process development laboratories at our facilities in Montana, including a clean room for testing and developing products. Research and development personnel work directly with customers to provide process solutions, develop new processes and to design and evaluate new equipment.

        Expenditures for research and development, which are expensed as incurred, were approximately $24.5 million in fiscal 1998, $20.9 million in fiscal 1999 and $23.4 million in fiscal 2000. These expenditures as a percentage of our net sales represented approximately 9.8% in fiscal 2000, 17.0% in fiscal 1999 and 13.6% in fiscal 1998.

Competition

        The markets in which we compete are highly competitive. We face substantial competition from established competitors, certain of which have greater financial, marketing, technical and other resources, broader product lines, more extensive customer support capabilities, and larger sales organizations and customer bases. We may also face competition from new domestic and overseas market entrants. Significant competitive factors in the semiconductor equipment market and other markets in which we compete include system performance and flexibility, cost of ownership, the size of each manufacturer’s installed customer base, customer service and support and breadth of product line. We believe that we compete favorably on the basis of these factors.

Patents and Other Intellectual Property

        Our success depends in significant part on the technically innovative features of our products. We currently hold 84 U.S. patents, some with pending foreign counterparts, have 104 U.S. patent applications pending and intend to file additional patent applications as we deem appropriate. There can be no assurance that patents will be issued from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

        We also rely to a lesser extent on technology developed and licensed from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. The loss of existing technology licenses could harm the performance of our existing services until equivalent technology can be identified, obtained and integrated. Failure to obtain new technology licenses may result in delays or reductions in the introduction of new and existing features, functions or services, which would harm our business.

        From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties' patents. We evaluate these letters on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although we are not aware of any infringement by our products of any patents or proprietary rights of others, further commercialization of our products could provoke claims of infringement from third parties. Any such claims could have a material adverse effect on our financial condition, and adverse determinations in any litigation could also harm our business, financial condition, results of operations and cash flows. We can give no assurance that third parties will not claim patent infringement in the future.

Employees

        At September 30, 2000, we had 1344 full time employees and 211 temporary workers worldwide. None of our employees is represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Facilities

        We own five facilities around the world. We have two manufacturing facilities located on sites in Kalispell, Montana with approximately 200,000 square feet in the aggregate. We also own a building and land located in Cambridge, England which serves as our European sales and customer service headquarters and a building and land located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. In addition, in fiscal 1999, we purchased a building and land in Phoenix, Arizona to house our Semy Engineering, Inc. subsidiary. All the facilities above support our Semiconductor Equipment segment, except our Phoenix, Arizona facility which supports our Software Control Systems segment. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We also lease seventeen other smaller facilities worldwide, which are used as sales and customer service centers.

Legal Matters

        In July 1998, Mitsubishi Silicon America Corporation, successor to Siltec Corporation, filed suit against us in the United States Federal District Court for the District of Oregon (Case No. CV-98-826AA). The lawsuit alleges breach of warranties and seeks damages and attorneys’ fees of approximately $5.4 million. The trial is scheduled to commence in February, 2001. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

        In August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. Briefs have been filed by both parties, but no hearing date has been scheduled.

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

Risk Factors

        You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K. The following risk factors may cause actual results to differ materially from those in any forward-looking statements contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere in this report or made in the future by us or our representatives.

        Cyclicality in the semiconductor industry has historically led to substantial decreases in demand for our systems and may from time to time continue to do so.

        Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. Our business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry experienced a downturn in 1998 and 1999 which seriously harmed our operating results during that period. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole. Our net sales decreased from $194.0 million in fiscal 1997 to $180.5 million in fiscal 1998, and to $122.5 million in fiscal 1999 and rebounded to $239.4 million in fiscal 2000.

        Although there are indications that the semiconductor industry may continue to improve in fiscal 2001, the rate of improvement is expected to be much lower than in fiscal 2000:

        the semiconductor industry may experience other, possibly more severe and prolonged, downturns in the future;

        any continued recovery of the semiconductor industry may not result in an increased demand by semiconductor manufacturers for capital         equipment or our products; and

        the semiconductor industry may not continue to improve.

        Any future downturn in the semiconductor industry, or any failure of that industry to fully recover from its recent downturn, will harm our business, financial condition, results of operations and cash flows.

        Our operating results have in the past varied and probably will continue to vary significantly in the future from quarter to quarter, causing volatility in our stock price.

        Our quarterly operating results have varied significantly in the past and may continue to do so in the future, which could cause our stock price to decline. Some of the factors that may influence our operating results and subject our common stock to extreme price and volume fluctuations include:

        changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor industry;

        demand for products that use semiconductors;

        market acceptance of our systems and those of our customers and changes in our product offerings;

        the timing, cancellation or delay of customer orders and shipments;

        product development costs, including research, development, engineering and marketing expenses associated with our introduction of new         products and product enhancements; and

        the levels of our fixed expenses relative to our net sales.

        In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of our expenses are fixed in the short-term which, together with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly. As a result, declines in net sales could harm our business, financial condition, results of operations and cash flows.

        Our net sales may vary significantly from quarter to quarter due to relatively small fluctuations in our unit sales.

        During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of systems. For example, our batch processing tools range in price from approximately $15,000 to $3.2 million per tool and our single wafer processing tools for cleaning, stripping and etching range in price from $300,000 to $2.2 million per tool. Accordingly, a small change in the number of tools we sell may also cause significant changes in our operating results. This, in turn, could cause fluctuations in the market price of our common stock.

        Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.

        Variations in the length of our sales cycles could cause our net sales, and thus our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate many of our products before committing to make a purchase. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems. The length of time it takes us to make a sale depends upon many factors, including:

        the efforts of our sales force and our independent sales representatives;

        the complexity of the customer's fabrication processes;

        the internal technical capabilities and sophistication of the customer; and

        capital expenditure budget cycle of our customers.

        Because of the number of factors influencing the sales cycle, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely in length. Our sales cycle typically ranges from one to twelve months. Sometimes our sales cycle can be much longer, particularly with our international customers. The subsequent build cycle, or the time it takes us to build a product to customer specifications after receiving an order, typically ranges from one to six months. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

        When a customer purchases one of our systems, that customer often evaluates the performance of the system for a lengthy period before potentially purchasing any more of our systems. The number of additional products a customer may purchase from us, if any, often times depends on many factors, including a customer’s capacity requirements. The period between a customer’s initial purchase and subsequent purchases, if any, often varies from two to twelve months or longer, and variations in length of this period could cause further fluctuations in our operating results and possibly in our stock price.

        Rapid technological change could make our products obsolete or unmarketable for specific applications.

        We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in customer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. As a result, we expect to continue to make significant investments in research and development. Although, historically, we have had adequate funds from operations to devote to research and development, there can be no assurance that such funds will be available in the future or, if available, that they will be adequate. Also, we must manage product transitions successfully, since announcements or introductions of new products by us or our competitors could adversely affect sales of our existing products and cause these existing products to become obsolete or unmarketable for specific purposes. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share. The failure to adjust to rapid technological change could harm our business, financial condition, results of operations and cash flows.

        Our electrochemical deposition products may become obsolete or technological changes may reduce or limit increases in equipment consumption, particularly for copper interconnects.

        Our business is to a large extent affected by the adoption of our family of electrochemical deposition tools, primarily for copper interconnect plating applications. Accordingly, our business would suffer if these products became obsolete or if sales of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception the semiconductor industry has experienced rapid technological change in the design, manufacture, performance and application of ICs and these changes are expected to continue in the future. Therefore, one or more developments in the semiconductor industry may render our products obsolete or less important to the IC manufacturing process, including:

        increased competition from new or existing competitors who produce electrochemical deposition equipment;

        the adoption of a new process for fabricating interconnects on ICs; and

        advances in deposition technology that make it possible to deposit metal interconnects, such as copper, without our electrochemical         deposition process.

        Failure of our products to gain market acceptance would adversely affect our financial condition.

        We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be adversely affected to the extent potential customers utilize a competitor’s manufacturing equipment. There can be no assurance that growth in sales of new products will continue or that we will be successful in obtaining broad market acceptance of our systems and technology.

        We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operation and cash flows.

        Our ability to reduce costs is limited by our ongoing need to invest in research and development.

        Our industry is characterized by the need for continued investment in research and development as well as customer service and support. As a result of our need to maintain our spending levels in these areas, our operating results could be materially harmed if our net sales fall below expectations. In addition, because of our emphasis on research and development and technological innovation, our operating costs may increase further in the future. We expect our research and development expenses to increase in absolute dollars for the foreseeable future.

        If the semiconductor industry fails to broadly accept copper as a replacement for aluminum as the wiring choice for advanced semiconductor devices, our copper plating products may not achieve market acceptance.

        Industries that use semiconductors are demanding increasingly complex, higher performance devices. Traditionally, semiconductor devices have used aluminum alloys to connect the transistors. However, we believe that as interconnects become increasingly smaller, copper is evolving as a replacement for aluminum as the wiring choice for advanced ICs. Our plating products are designed for plating copper on the wafer for copper interconnects and for cleaning the wafer after the plating process. If the semiconductor industry as a whole does not transition to copper interconnects, our copper plating and associated cleaning products will not achieve market acceptance or profitability.

        Intense competition in the markets in which we operate may reduce the demand for our products.

        The markets in which we compete are highly competitive. We face substantial competition from established competitors, some of which have:

        greater financial, marketing, technical and other resources;

        broader product lines;

        more extensive customer support capabilities; and

        larger sales organizations and customer bases.

        We may also face competition from new market entrants. Significant competitive factors in the semiconductor equipment market and other markets, in which we compete, include system performance and flexibility, cost of ownership, the size of each manufacturer’s installed customer base, customer service and support capabilities and breadth of product lines. In order to remain competitive, we must maintain a high level of investment in research and development, marketing and customer service while controlling operating expenses. There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. Our competitors may also increase their efforts to gain and retain market share through competitive pricing. Such competitive pressures may necessitate significant price reductions by us or result in lost orders which could harm our business, financial condition, results of operations and cash flows. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These combinations may provide such competitors and potential competitors with a competitive advantage over us by enabling them to more rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers are relatively large companies that require global support and service for their semiconductor manufacturing equipment. Our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

        We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render our products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, the manufacturer generally relies upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage for a protracted period of time with respect to a particular customer if that customer utilizes a competitor’s manufacturing equipment. There can be no assurance that we will be able to compete successfully in the future.

        Compliance with environmental regulations may be very costly, and the failure to comply could result in liabilities, fines and cessation of our business.

        We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals. Current or future regulations could require us to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by us to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject us to future liabilities, result in fines being imposed on us, or result in the suspension of production or cessation of our manufacturing operations.

        Due to our significant level of international sales, we are subject to operational, financial and political risks such as currency fluctuations, unexpected changes in regulatory requirements, tariffs, political and economic instability, adverse tax consequences, outbreaks of hostilities and difficulties in managing foreign sales representatives and staffing foreign branch operations.

        Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 38.3% in fiscal 1998, 52.8% in fiscal 1999 and 58.0% in fiscal 2000. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

        exposure to currency fluctuations;

        political and economic instability;

        unexpected changes in regulatory requirements in each of the countries outside the United States in which we operate;

        tariffs and other market barriers in each of the countries outside the United States in which we operate;

        potentially adverse tax consequences in each of the countries outside the United States in which we operate;

        outbreaks of hostilities, particularly in Taiwan and Korea;

        difficulties in managing foreign sales representatives and distributors in each of the countries outside the United States in which we         operate; and

        difficulties in staffing and managing foreign branch operations in each of the countries outside the United States in which we operate.

        In addition, because a majority of our international sales are denominated in U.S. Dollars, our ability to compete overseas could be adversely affected by a strengthening U.S. Dollar. Moreover, although we endeavor to meet technical standards established by foreign standards setting organizations, there can be no assurance that we will be able to comply with changes in foreign standards in the future. Our inability to design products to comply with foreign standards or any significant or prolonged decline in our international sales could harm our business, financial condition, results of operations and cash flows.

        If the protection of our proprietary rights is inadequate, our business could be harmed.

        Our success depends in significant part on the technically innovative features of our products. We currently hold 84 U.S. patents, some with pending foreign counterparts, have 104 U.S. patent applications pending and intend to file additional patent applications as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although we are not aware of any infringement by our products of any patents or proprietary rights of others, further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

        For example, in August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We sought damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity, noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000, seeking review of the ruling on the motion for summary judgment. We can provide no assurance of the prospect of our success in such litigation.

        Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

        In fiscal 2000, approximately 58.0% of our net sales was derived from sales in foreign countries, including certain countries in Asia such as Japan, Korea and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advanced view of the contents of a patent application prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

        We depend on our key customers.

        Our ten largest customers accounted for 54.6% of net sales in fiscal 1998, 50.9% in fiscal 1999 and 47.9% in fiscal 2000. We expect this decrease in reliance on our largest customers to continue. Although the composition of our largest customers has changed from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by key customers could have a significant impact on our cash flows.

        There is a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a small number of large companies for a significant portion of our net sales. In addition, as large semiconductor manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

        Our dependence on key suppliers could delay shipments and increase our costs.

        Some components and subassemblies included in our products are obtained from a single source or a limited group of suppliers. The loss of, or disruption in, shipments from these sole or limited source suppliers could in the short-term adversely affect our business and results of operations. Further, a significant increase in the price of one or more of these components could harm our business, financial condition, results of operations and cash flows.

        Anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock.

        The anti-takeover provisions of Montana law and our Articles of Incorporation and bylaws may make a change of control of Semitool difficult, even if a change of control would be beneficial to our shareholders. Our Articles of Incorporation authorize our Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designations of such series, without further vote or action by the shareholders. Although we have no present plans to issue any preferred stock, we view the authorized preferred stock as a financing vehicle. In addition, under Montana law and our charter documents, our Board of Directors may adopt additional anti-takeover measures in the future.

        Any anti-takeover provisions, including any issuance of preferred stock, could have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of us. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

        Competitive conditions in our industry may lead to increased price competition or loss of market share for our products.

        Due to intense competitive conditions in the semiconductor equipment industry, we have from time to time selectively reduced prices on our systems in order to protect our market share, and competitive pressures may necessitate further price reductions. Our competitors are likely to announce the introduction of new products or lower prices which will affect the prices of our systems and the level of discounts we grant our customers. To the extent that any of our semiconductor equipment systems are not distinguished from those of our competitors by significant technological advantages, we may experience increased price competition or loss of market share with respect to those systems.

        We must attract and retain key personnel to help direct and support our future growth. Competition for such personnel in our industry is high.

        Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, particularly our Chairman, President and Chief Executive Officer Raymon F. Thompson, who would be extremely difficult to replace, could harm our business and operating results. We do not have key person life insurance on any of our executives. In addition, at times in our industry, we have often experienced significant employee attrition, and we may experience further attrition in the event of a future downturn. Further, to support future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified senior executives and other employees.

        We manufacture substantially all of our equipment at a single facility, and any prolonged disruption in the operations of that facility could have a material adverse effect on our net sales.

        We manufacture substantially all of our equipment in our primary manufacturing facility located in Kalispell, Montana. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our net sales could suffer a material adverse effect.

        We rely upon independent sales representatives for a significant portion of our sales, and a disruption in our relationships with these representatives could have a negative impact on our sales in China, Japan and Taiwan.

        Historically, a substantial portion of our sales have been made through independent sales representatives and distributors. We expect that sales through independent sales representatives and distributors will represent a material portion of our sales for the next several years. In particular, all our sales in China and Taiwan and some sales in Japan will continue to be made through independent sales representatives and distributors for the next several years. In some locations, our independent sales representatives also provide field service to our customers. The activities of these representatives are generally not within our control. A reduction in the sales or service efforts or financial viability of any of our independent sales representatives and distributors, or a deterioration or termination of any of our relationships with them, could harm our net sales, our financial results and our ability to support our customers.

        Since a substantial portion of our net sales are derived from sales in foreign countries that are denominated in U.S. Dollars, we could experience a significant decline in sales or experience collection problems in the event the U.S. Dollar becomes more expensive relative to local currencies.

        A substantial portion of our international sales are denominated in U.S. Dollars. As a result, if the U.S. Dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States. Such conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. Dollars.

        If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease.

        Our systems are complex and sometimes have contained errors, defects and bugs when introduced. If we deliver systems with errors, defects or bugs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our systems. Our product liability policy currently provides only limited coverage per claim. In the event of a successful product liability claim, we could be obligated to pay damages which are not covered by product liability insurance or which are significantly in excess of our product liability insurance limits.

        Our backlog may not result in future net sales.

        We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order on a case by case basis to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business.

        We have experienced a period of rapid growth and if we are not able to successfully manage this and future growth, our business, financial condition and results of operations could be significantly harmed.

        We have recently experienced a significant growth in net sales. Our net sales increased 95.4% from approximately $122.5 million during the fiscal year 1999 to approximately $239.4 million during fiscal year 2000. In addition, our consolidated orders backlog increased 91.7% from approximately $57.5 million at September 30, 1999 to $110.2 million at September 30, 2000. We cannot assure you we will be able to continue to maintain or increase the level of net sales in future periods. Further, this growth has placed, and is expected to continue to place, a significant strain on our management and operations. If we are unable to effectively manage this growth, our business, financial condition and results of operations and cash flows could be significantly harmed.

        Our stock price may be volatile and our common stock may be thinly traded, which could cause investors to lose a substantial part of their investments in our common stock.

        The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance and investors could lose a substantial part of their investments. The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

        variations in our operating results;

        announcements by us or our competitors of significant contracts or acquisitions;

        our failure to meet the performance estimates of securities analysts;

        changes in financial estimates of our net sales and operating results by securities analysts;

        stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

        general stock market conditions.

        We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.

        In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause harm to our business, financial condition and results of operations and cash flows.

        Changes to accounting standards and rules could adversely affect the amount and timing of recognition of revenue.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The SEC has delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. When we adopt SAB 101 in the fourth quarter of fiscal 2001, we will recognize revenue when we substantially complete the terms of the applicable sales arrangement. While we have not fully assessed the impact on us of the adoption of SAB 101, we believe that it may require a significant amount of our net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending September 30, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. We are also considering potential changes to the terms of our agreements for equipment sales that could mitigate the impact of SAB 101. In addition, we may need to renegotiate the financial covenants under our line of credit agreement. As a result, while SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have an adverse effect on our reported results of operations.

Item 2. Properties

        We own five facilities around the world. We have two manufacturing facilities located on sites in Kalispell, Montana with approximately 200,000 square feet in the aggregate. We also own a building and land located in Cambridge, England which serves as our European sales and customer service headquarters and a building and land located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. In addition, in fiscal 1999, we purchased a building and land in Phoenix, Arizona to house our Semy Engineering, Inc. subsidiary. All the facilities above support our Semiconductor Equipment segment, except our Phoenix, Arizona facility which supports our Software Control Systems segment. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We also lease seventeen other smaller facilities worldwide, which are used as sales and customer service centers.

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

Item 3. Legal Proceedings

        In July 1998, Mitsubishi Silicon America Corporation, successor to Siltec Corporation, filed suit against us in the United States Federal District Court for the District of Oregon (Case No. CV-98-826AA). The lawsuit alleges breach of warranties and seeks damages and attorneys’ fees of approximately $5.4 million. The trial is scheduled to commence in February, 2001. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

        In August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. Briefs have been filed by both parties, but no hearing date has been scheduled.

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

PART II

Item 5. Market for Semitool's Common Stock and Related Shareholder Matters

Our Common Stock is traded under the symbol “SMTL” principally on the Nasdaq National Market. The approximate number of shareholders of record at December 13, 2000 was 129 and the reported last sale price of our common stock on the Nasdaq National Market was $11.75. The high and low sales prices for our common stock reported by the Nasdaq National Market are shown below.

                                       Common Stock Price Range
                                              Fiscal Year
                                          Ended September 30,

                                 2000                          1999(1)
                           High          Low             High             Low
First Quarter              $7.81        $4.00            $4.25           $2.13
Second Quarter            $26.63        $6.75            $4.69           $3.00
Third Quarter             $21.75       $11.13            $5.00           $3.00
Fourth Quarter            $19.25        $9.88            $6.94           $4.19

Since our initial public offering of Common Stock in February of 1995, the Company has never declared or paid any cash dividend nor has any intent to do so in the near future.

(1) Retroactively restated to reflect a two-for-one stock split on March 28, 2000.

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Summary Consolidated Financial Information
(in thousands, except per share data)

                                                                   Year Ended September 30,
                                                    2000         1999         1998         1997          1996

Statement of Operations Data:
Net sales                                        $239,447     $122,528     $180,501     $193,952      $174,204
Gross profit                                      126,701       57,648       90,979       91,090        84,631
Income (loss) from operations                      36,669      (12,741)       8,087       20,432        24,182
Net income (loss)                                  24,426       (6,745)       4,805       12,523        15,136
Basic earnings (loss) per share(1)                   0.87        (0.24)        0.17         0.46          0.55
Diluted earnings (loss) per share(1)                 0.85        (0.24)        0.17         0.45          0.55
Average number of basic common shares(1)           28,062       27,594       27,566       27,352        27,302
Average number of diluted common shares(1)         28,783       27,594       27,808       27,666        27,716

Balance Sheet Data:
Working capital                                    79,498       52,308       52,408       50,047        43,797
Total assets                                      202,660      131,884      127,990      131,725       114,954
Short-term debt                                    21,724       10,541        3,596        4,393         4,374
Long-term debt and capital leases                   3,653        3,911        3,836        3,364         3,637
Shareholders' equity                              108,632       81,025       86,694       81,580        68,003

(1) Retroactively restated to reflect a two-for-one stock split on March 28, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution - Forward Looking Statements

        Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of those provisions, including without limitation, statements regarding use of sales, service and support organizations, the contribution of international sales to net sales, fiscal year 2001 sales, gross margins, research and development, the renewal of our revolving line of credit, costs of manufacturing, interest expense, future balances, the sufficiency of funds, and effects of new accounting standards. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact” “continue,” or the negative thereof or other comparable terminology.

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

Overview

        Semitool is a worldwide leader in the design, development, manufacture, and support of high performance wet chemical processing equipment for use in the fabrication of semiconductor devices. Our primary families of tools include electrochemical deposition systems for the plating of copper interconnects for integrated circuits and other metals for various applications including semiconductor advanced packaging, and wafer surface preparation systems for cleaning, stripping and etching processes. This suite of technologically innovative batch and single wafer processing tools leverages our core wet chemical expertise and our experience building and supporting production-proven semiconductor fabrication equipment.

        With more than 21 years dedicated to the semiconductor and related industries, we have applied our wet-chemical expertise in design, engineering, process and manufacturing to deliver innovations in electrochemical deposition and wafer surface preparation to our global customer base. Our customers include many of the major semiconductor manufacturers worldwide, including Advanced Micro Devices, Atmel, Conexant Systems, Fujitsu, IBM, Intel, Lucent Technologies, Motorola, NEC, Philips Semiconductor, Seagate, Samsung, STMicroelectronics, TSMC and UMC.

        We report our business in two segments, the Semiconductor Equipment segment and the Software Control Systems segment. The Semiconductor Equipment segment is our largest segment and its primary products are batch and single wafer processing equipment. Our Software Control Systems segment’s primary product provides advance process control for most types of manufacturing equipment used in the semiconductor manufacturing front-end processes and real-time operating data to fab management.

        We sell our products both in the United States and internationally. In fiscal 2000, our sales distribution by geographic area was 42.0% in the United States, 25.7% in Europe, 13.4% in Japan and 18.9% in Asia and all others. This compares with 47.2% in the United States, 24.0% in Europe, 18.7% in Japan and 10.1% in Asia and all others in fiscal 1999. Worldwide sales, service and support are primarily provided through our employees in the United States, Europe, Japan, Korea and Singapore and through the use of independent sales representatives in China, Japan, Taiwan, and the United States. We anticipate that international sales will continue to account for a significant portion of net sales, although the percentage of international sales and the geographic distribution may fluctuate from period to period.

        Revenue from sales of products is generally recognized at the time the product is shipped. Service contract revenue is recognized ratably over the period of the related contract. Software revenue is recognized when there is persuasive evidence of an arrangement, the software has been delivered, the price is fixed and determinable and collectibility is probable in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 “Software Revenue Recognition.”

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated expressed as a percentage of net sales:

                                                          Year Ended September 30,
                                                --------------------------------------------

                                                   2000             1999             1998
                                                ----------       ----------       ----------
Statement of Operations Data:
     Net sales                                       100.0%           100.0%           100.0%
     Cost of sales                                    47.1             53.0             49.6
                                                ----------       ----------       ----------
     Gross profit                                     52.9             47.0             50.4
                                                ----------       ----------       ----------

     Operating expenses:
         Selling, general and administrative          27.8             40.4             32.3
         Research and development                      9.8             17.0             13.6
                                                ----------       ----------       ----------
         Total operating expenses                     37.6             57.4             45.9
                                                ----------       ----------       ----------
     Income (loss) from operations                    15.3            (10.4)             4.5
     Other income (expense), net                      (0.3)             1.5             (0.5)
                                                ----------       ----------       ----------
     Income (loss) before income taxes                15.0             (8.9)             4.0
     Income taxes                                     (4.8)            (3.4)             1.4
                                                ----------       ----------       ----------
     Net income (loss)                                10.2%            (5.5)%            2.6%
                                                ==========       ==========       ==========

Results of Operations for the Fiscal Years Ended September 30, 2000, 1999 and 1998

        Net Sales. Net sales were $239.4 million, $122.5 million and $180.5 million for fiscal 2000, 1999, and 1998. The increase in net sales from fiscal 1999 to fiscal 2000 was primarily driven by the growth in the semiconductor industry and by changing technology with regard to electrochemical deposition. Electrochemical deposition sales were influenced by the increasing use of copper interconnects and technology changes in chip packaging. Net sales were also higher for our yield management products.

        The overall decline in net sales from fiscal 1998 to fiscal 1999 was primarily attributable to the reduction of capital equipment spending by our customers in response to excess manufacturing capacity in the semiconductor industry and the Asian economic decline. Partially offsetting the decline in net sales in the Semiconductor Equipment segment due to these factors was a small increase in Software Control Systems segment sales.

        Net sales for the Semiconductor Equipment segment were $221.8 million, $109.6 million and $168.9 million for fiscal 2000, 1999 and 1998. Relative contributions to consolidated net sales of this segment’s product lines for fiscal 2000 were 21.8% for electrochemical deposition, 56.0% for cleaning, stripping and etching and 14.9% for parts, service and other. For fiscal 1999, the relative contribution to consolidated net sales was 16.7% for electrochemical deposition, 53.5% for cleaning, stripping and etching and 19.4% for parts, service and other. In fiscal 2000, sales were up significantly in all categories listed above when compared to fiscal 1999. Customer purchases were for new technology needs and increasing their capacity. Fiscal 2000 demand for electrochemical deposition and automated batch clean, stripping and etching tools was particularly strong. Electrochemical deposition product net sales were $52.2 million, an increase of $31.8 million over fiscal 1999.

        The fiscal 1999 Semiconductor Equipment segment sales decline from fiscal 1998 of 35.1% was due to lower sales in all product lines, which was primarily the result of the semiconductor industry downturn. However, the sales decline in our thermal products, which is included in parts, service and other, was relatively greater than the general industry decline due to a shift of marketing and sales resources away from that product line. In fiscal 1999 electrochemical deposition net sales declined from the prior year, but the percentage decline for this product line was significantly lower than the percentage decline for all other product lines in this segment.

        Net sales for the Software Control Systems segment were $19.4 million, $13.3 million and $11.8 million for fiscal 2000, 1999 and 1998. This included internal sales of $1.8 million, $413,000 and $181,000 for fiscal 2000, 1999 and 1998, respectively, which are eliminated in the consolidated statement of operations. The sales increases for fiscal 1999 to fiscal 2000 and from fiscal 1998 to fiscal 1999 were attributable to growing product acceptance and semiconductor industry growth in fiscal 2000.

        Recent announcements by companies in the semiconductor device and end-user markets concerning increasing inventory levels and possible reductions in capacity utilization have created an uncertain business outlook in these markets. Because of these conditions our visibility into fiscal 2001 is less clear.

        Gross Profit. Our gross margins were 52.9%, 47.0% and 50.4% for fiscal 2000, 1999 and 1998. The increase in gross margins from fiscal 1999 to fiscal 2000 was primarily attributable to higher capacity utilization, lower warranty cost as a percent of sales, and product sales mix.

        The decrease in gross margin from fiscal 1998 to fiscal 1999 was attributable to a number of factors, including primarily the effect of lower capacity utilization, higher obsolete inventory write-offs in the Semiconductor Equipment segment and changes in sales mix in both segments.

        Selling, General and Administrative. Selling, general and administrative expenses were $66.6 million, $49.5 million and $58.4 million for fiscal 2000, 1999 and 1998. As a percent of net sales, selling, general and administrative expenses were 27.8%, 40.4% and 32.3% for fiscal 2000, 1999 and 1998. Selling, general and administrative expenses decreased as a percent of sales from fiscal 1999 to 2000 as we were able to leverage the fixed components of these expenses as sales increased. The absolute dollar increase in selling, general and administrative expenses of $17.1 million in fiscal 2000 compared to fiscal 1999 was a result of higher staffing and commission costs related to the higher level of sales. The absolute decline in selling, general and administrative expenses in fiscal 1999 compared to fiscal 1998 of $8.8 million was the net result of cost reductions and lower sales volumes.

        Research and Development. Research and development expenses were $23.4 million, $20.9 million and $24.5 million for fiscal 2000, 1999 and 1998. As a percent of sales, research and development expenses were 9.8%, 17.0% and 13.6% for fiscal 2000, 1999 and 1998. The $2.6 million absolute increase in fiscal 2000 from fiscal 1999 was a result of research and development for 300 millimeter product applications, enhancements to electrochemical deposition technologies and a higher development level associated with the increased sales activity. As a percent of sales, fiscal 2000‘s spending level was more in line with historical spending levels. In fiscal 1999, research and development expense was lower in absolute dollars than fiscal 1998‘s expense but increased as a percent of sales as spending was not reduced in proportion to fiscal 1999‘s sales decline in anticipation of an industry recovery.

        Research and development expenses for fiscal 1999 were 14.9% below fiscal 1998‘s expense level. During this period, projects in the Semiconductor Equipment segment included the development of the LT 210c linear copper plating tool, the development of the high throughput fully automated Spectrum, the Millennium platform, and the HydrOzone cleaning process, among others. The Semiconductor Equipment segment’s research and development activities were focused on the electrochemical deposition and cleaning, stripping and etching product lines.

        Income (Loss) from Operations. Income from fiscal 2000 operations for our Semiconductor Equipment segment was $33.7 million compared to a loss of $13.0 million and income of $8.6 million for fiscal 1999 and 1998. Fiscal 2000 sales increased at a faster rate than many of the operating expenses and combined with the effect of improved gross margin to produce record operating income.

        The primary reason for the loss in fiscal 1999 and the decrease in income from operations from fiscal 1998 was due to the general decline in the semiconductor industry. In fiscal 1999, this segment’s selling, general and administrative expenses and research and development expenses were reduced from fiscal 1998 levels in response to the lower net sales in fiscal 1999 compared to fiscal 1998. The loss from operations in fiscal 1999 was also due in part to a substantial portion of our selling, general and administrative expenses and our research and development expenses being fixed in the short term. In fiscal 1999, the Semiconductor Equipment segment’s selling, general and administrative expenses were also affected by higher litigation expenses.

        Income (loss) from operations for the Software Control Systems segment was income of $4.3 million, income of $572,000 and a loss of $381,000 for fiscal 2000, 1999, and 1998. The increase in fiscal 2000 income from operations from fiscal 1999 was primarily attributable to higher sales and gross margins. Margins improved due to a more mature product line, decreased amortization of capitalized software and reduced hardware costs. This was partially offset by increased research and development expenses on an absolute dollar basis. The increase from fiscal 1998 to 1999 is due to the recovery in the semiconductor industry and growing product acceptance. Gross margins increased slightly from fiscal 1999 compared to fiscal 1998. Selling expenses increased in fiscal 1999 compared to fiscal 1998 in response to increased sales, but research and development expenses decreased during the same period as a major development project was completed in fiscal 1998.

        Other Income (Expense), Net. Other income (expense), net was expense of $749,000 for fiscal 2000, income of $1.8 million for fiscal 1999, and expense of $807,000 for fiscal 1998. A major expense component was interest of approximately $1.1 million, $401,000, and $559,000 for fiscal 2000, 1999, and 1998. In fiscal 2000 and fiscal 1999, other income, net included foreign exchange gains of $407,000 and $1.2 million, respectively. The foreign exchange gain consisted of net gains and losses resulting from the re-measurement of our accounts denominated in non-U.S. currencies into U.S. Dollars, which is our functional currency, and net gains and losses on forward contracts. The net exchange gains were due primarily to fluctuations of the U.S. Dollar against the Japanese Yen.

        Income Taxes. The fiscal 2000 income tax provision was $11.5 million compared to a $4.2 million tax benefit in fiscal 1999 and a $2.5 million income tax provision for fiscal 1998. The effective income tax rates for fiscal 2000, 1999 and 1998 were 32.0%, 38.4% and 34.0%, respectively. The anticipated tax rate for fiscal 2001 is 33.0%.

Liquidity and Capital Resources

        Cash used in operating activities was $4.1 million for the year ended September 30, 2000, as compared to $9.8 million used in operating activities for the year ended September 30, 1999. During fiscal 2000, cash used in operations was lower as compared to fiscal 1999 primarily due to increases in net income, accounts payable and accrued liabilities, which were partially offset by increases in account receivable and inventory. These increases reflected higher sales in fiscal 2000. In fiscal 1999, cash was used in operations because of the net loss, substantial increases in inventory, accounts receivable and income tax refund receivable and a decrease in accrued warranty and installation, which were partially offset by an increase in accounts payable and other accrued liabilities.

        As of September 30, 2000, we had accounts receivable of $78.5 million and inventory of $72.5 million as compared to $38.4 million and $41.7 million respectively as of September 30, 1999. We expect future accounts receivable and inventory balances to fluctuate with net sales. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or more for more complex products. Accordingly, while our finished goods inventory accounts for 6.9% of total inventory, overall inventory levels tend to fluctuate with the level and type of orders received. Currently, the tools with the longest average cycle times are the Semiconductor Equipment segment’s automated batch and single wafer processing tools.

        Cash used in investing activities for fiscal 2000 was $7.0 million as compared to cash provided by investing activities of $739,000 for the year ended September 30, 1999. Cash used to purchase plant, property and equipment in fiscal 2000 was $5.4 million, compared to $2.0 million in fiscal 1999. Cash used for investments in intangible assets, which primarily consisted of intellectual property rights, was approximately $1.7 million in fiscal 2000 as compared to $654,000 for fiscal 1999.

        Cash provided by financing activities for fiscal 2000 consisted of cash provided by the exercise of stock options of $3.1 million and net borrowing of $10.3 million on our line of credit and other short-term debts and the repayment of approximately $405,000 on long-term debt and capitalized leases. This compares with financing activities for fiscal 1999 of $6.7 million of additional net borrowings under our line of credit and other short-term debt to fund operations and payments on long-term debt and capital leases of $636,000.

        As of September 30, 2000, our principal sources of liquidity consisted of approximately $6.7 million of cash and cash equivalents and $20.2 million available under our $40 million revolving line of credit. The credit facility is with Bank of America, N.A. and bears interest at the bank’s prime lending rate or, at our option for loan amounts of $500,000 or more, at LIBOR plus 1.5%. As of September 30, 2000, the interest rate was 9.5%. Our revolving line of credit expires on April 1, 2001. The credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the credit agreement and the maintenance of various financial ratios. We are in discussions with Bank of America, N.A. for renewal of our revolving line of credit and we expect to complete the renewal prior to April 1, 2001, however, there can be no assurance that we will be successful in obtaining a renewal.

        We believe that cash and cash equivalents, funds expected to be generated from operations and funds available from the expected renewal of our bank line of credit will be sufficient to meet our planned operating and capital requirements during the next twelve months, including approximately $7.0 million to purchase property, plant and equipment. We believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary products, technologies or businesses. We may sell additional equity or debt to fund such activities or to fund greater than anticipated growth and currently have a shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

Litigation

        In July 1998, Mitsubishi Silicon America Corporation, successor to Siltec Corporation, filed suit against us in the United States Federal District Court for the District of Oregon (Case No. CV-98-826AA). The lawsuit alleges breach of warranties and seeks damages and attorneys’ fees of approximately $5.4 million. The trial is scheduled to commence in February, 2001. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

        In August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. Briefs have been filed by both parties, but no hearing date has been scheduled.

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

New Accounting Pronouncements

        In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for the Company in fiscal 2001. The Company does not believe the application of this standard will have a material effect on its results of operations, financial condition or cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The SEC has delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. When we adopt SAB 101 in the fourth quarter of fiscal 2001, we will recognize revenue when we substantially complete the terms of the applicable sales arrangement. While we have not fully assessed the impact on us of the adoption of SAB 101, we believe that it may require a significant amount of our net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending September 30, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. We are also considering potential changes to the terms of our agreements for equipment sales that could mitigate the impact of SAB 101. In addition, we may need to renegotiate the financial covenants under our line of credit agreement. As a result, while SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have an adverse effect on our reported results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

        Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

        As of September 30, 2000, we had approximately $4.0 million in long-term debt and approximately $21.4 million in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. We believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

        All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2000, we held forward contracts to sell Japanese Yen with a face value of $15.6 million, a market value of $15.4 million and an unrealized gain of approximately $200,000. However, the impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Item 14(a)(1) and 14(a)(2) of this Form 10-K are incorporated into this Item 8 of Part II of this Form 10-K.

Unaudited Quarterly Consolidated Financial Data
Amounts In Thousands, Except Per Share Data

                                                                        Quarter
                                                     First         Second          Third          Fourth
2000
Net sales                                      $    49,555    $    54,308    $    64,910     $    70,674
Gross profit                                        25,817         29,467         33,718          37,699
Net income                                           3,731          5,188          6,928           8,579
Basic earnings per share                              0.14           0.18           0.24            0.30
Diluted earnings per share                            0.13           0.18           0.24            0.30

1999
Net sales                                      $    30,422    $    25,816    $    29,838     $    36,452
Gross profit                                        14,737         11,927         14,622          16,362
Net income (loss)                                   (1,141)        (2,967)        (2,735)             98
Basic and diluted earnings (loss) per share          (0.04)         (0.11)         (0.10)           0.00

Fiscal year 1999 fourth quarter results include a reduction in the Company's effective income tax rate that increased net income by $479,000, or $0.02 per diluted share.

All per share amounts have been retroactively restated to reflect a two-for-one stock split on March 28, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10. Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors of the Company:

                Name                 Age                             Position
   Raymon F. Thompson                 59   Chairman of the Board, President and Chief Executive
                                           Officer
   Timothy C. Dodkin                  51   Senior Vice President
                                           Managing Director, Semitool Europe, Ltd.
   William A. Freeman                 57   Senior Vice President and Chief Financial Officer
   Gregory L. Perkins                 57   Vice President, Operations
   Dana R. Scranton                   45   Vice President, Strategic Marketing
   Larry A. Viano                     46   Secretary, Treasurer, Controller and Principal
                                           Accounting Officer
   Howard E. Bateman (1)              66   Director
   Richard A. Dasen (1)(2)            58   Director
   Daniel J. Eigeman (2)              66   Director
   L. Peter Larson (2)                61   Director
-----------

(1) Member of the Compensation and Stock Option Committee.

(2) Member of the Audit Committee.

The following sets forth the background of each of the Company's executive officers and directors, including the principal occupation of those individuals for the past five years:

Raymon F. Thompson founded Semitool in 1979 and serves as our Chairman, President and Chief Executive Officer. In 1979, Mr. Thompson designed, patented and introduced the first on-axis spin rinser/dryer for the semiconductor industry. Mr. Thompson serves on the Boards of Directors of Semitool Europe, Ltd. and Semitool Japan KK.

Timothy C. Dodkin has been employed by us since 1985 and has served on our Board of Directors since 1998. Mr. Dodkin served as our European Sales Manager from 1985 to 1986 when he became Senior Vice President, Managing Director of Semitool Europe, Ltd. Prior to joining us, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

William A. Freeman joined the Company in 1998, and is Senior Vice President and Chief Financial Officer. Prior to joining us and since 1995, Mr. Freeman was an independent management consultant. Prior to 1995, he worked for 22 years at Zurn Industries, Inc., a diversified manufacturing, engineering, and construction company. At Zurn, Mr. Freeman served in division management positions before being appointed Senior Vice President - Chief Financial Officer in 1986, and President in 1991. Mr. Freeman also serves on the Board of Directors of NPC International, Inc., a Nasdaq-listed company.

Gregory L. Perkins joined the Company in 1990 as Vice President, Manufacturing and, since 1994, has served as our Vice President, Operations. Prior to joining us, Mr. Perkins served as General Manager for Modulair, Inc., a manufacturer of clean rooms, from 1987 to 1990.

Dana R. Scranton has served as the Company's Vice President, Strategic Marketing since December 2000. Mr. Scranton has 10 years of experience with Semitool in the areas of engineering, product management and marketing. Mr. Scranton has a total of 15 years experience in the semiconductor capital equipment business.

Larry A. Viano joined the Company in 1985 and serves as our Secretary, Treasurer, Principal Accounting Officer and Controller. Mr. Viano serves on the Board of Directors of Semitool Europe, Ltd. and Semitool Japan KK. He is a Certified Public Accountant.

Howard E. Bateman has served on the Company's Board of Directors since 1990. Mr. Bateman formerly owned and operated Entech, a Pennsylvania company that was an independent sales representative for our products from 1979 to 1996.

Richard A. Dasen has served on the Company's Board of Directors since 1984. From 1974 to 1992, Mr. Dasen owned and managed Evergreen Bancorporation, a multi-bank holding company. Since 1992, Mr. Dasen has been an independent businessman.

Daniel J. Eigeman has served on the Company's Board of Directors since 1985. From 1971 to 1993, Mr. Eigeman was President of Eigeman, Hanson & Co., P.C., an accounting firm, and was a shareholder of Junkermier, Clark, Campanella, Stevens, P.C., CPAs from 1993 to 1999. Mr. Eigeman currently serves as director of CPA Mutual Insurance of America, Inc.

L. Peter Larson was appointed a director of the Company in December 2000, to fill the unexpired term of Calvin S. Robinson, who passed away in June 2000. Mr. Larson currently serves as Chairman of the Board of American Timber Company and previously served as its President and Chief Executive Officer from 1978 to 2000. Mr. Larson is the President and Chief Executive Officer of L. Peter Larson Company and is a General Partner of Larson-Sparling Limited Partnership. Since 1985, Mr. Larson has served on the Board of Directors of Glacier Bancorp, Inc., a Nasdaq-listed company.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11. Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2001 Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.     Financial Statements:
        ________________

    Report of Independent Accountants
    Consolidated Balance Sheets at September 30, 2000 and
           September 30, 1999
    Consolidated Statements of Operations for the Years Ended
           September 30, 2000, September 30, 1999, and
           September 30, 1998
    Consolidated Statements of Changes in Shareholders' Equity
           for the Years Ended September 30, 2000, September 30, 1999
           and September 30, 1998
    Consolidated Statements of Cash Flows for the Years Ended
           September 30, 2000, September 30, 1999 and
           September 30, 1998
    Consolidated Statements of Comprehensive Income (Loss) for the
           Years Ended September 30, 2000, September 30, 1999, and
           September 30, 1998
    Notes to Consolidated Financial Statements

2.      Financial Statement Schedules:
        ________________________

    Schedule II - Valuation and Qualifying Accounts

3.      Exhibits:
        _______

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

3.1           Restated Articles of Incorporation of the Company (1)
3.5           Amended Bylaws of Semitool, Inc. (4)
3.6           Amended Bylaws of Semitool, Inc. (5)
3.7           Amended Bylaws of Semitool, Inc. (8)
3.8           Amendment to the Restated Articles of Incorporation of the Company (9)
3.9           Correction to the Amendment of the Restated Article of Incorporation of the Company (9)
10.12         Agreement  between the Company and the Semitool European Companies (1)
10.13         Aircraft Lease Agreement, dated April 1, 1996, between the Company and Mr. Thompson (2)
10.16         Business Loan Agreement, dated September 30, 1997, between the Company and the Bank of America NT&SA doing business as
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
              Semitool, Inc. dated February 20, 1998 (4)
10.26         Employment Agreement between Fabio Gualandris and
              Semitool, Inc. dated April 21, 1998 (6)
10.27         Business Loan Agreement, dated September 30, 1998, between the Company and the Bank of America NT&SA doing business as Seafirst Bank (6)
10.28         Promissory Note, dated September 30, 1998, between the Company and the
              Bank of America National Trust and Savings Association doing business as Seafirst Bank (6)
10.29         First Amendment to Business Loan Agreement between Bank of America
              NT&SA doing business as Seafirst Bank and Semitool, Inc. (7)
10.30         Employment Agreement between Gary Spray and Semitool, Inc. dated
              May 5, 1999 (7)
10.31         Employment Agreement between Kazuyo N. Heinink and Semitool, Inc. dated
              July 29, 1999 (8)
10.32         Business loan agreement, dated July 5, 2000, between the Company and Bank of America (10)
10.33         Promissory Note, dated July 5, 2000, between the Company and Bank of      America (10)
10.34         Corporate Resolution to Borrow, dated July 5, 2000, between the Company and Bank of America (10)
10.35         Employment Agreement between Jurek Koziol and Semitool, Inc. dated March 23, 2000 (10)
21.1          Subsidiaries of Registrant (11)
23.1          Consent of Independent Accountants (11)
27            Financial data schedule (11)
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

(8)   Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1999.

(9)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 2000.

(10)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 2000.

(11)   Filed herewith.

(b)    Reports on Form 8-K.

  On July 5, 2000, Semitool, Inc. filed a report on Form 8-K announcing certain additions to the management of the Company.
  On July 6, 2000, Semitool, Inc. filed a report on Form 8-K announcing the Company's Spectrum™E product.
  On July 10, 2000, Semitool, Inc. filed a report on Form 8-K announcing that the Company is licensing its copper ECD seed layer technology to Shipley Company, L.L.C.
  On July 10, 2000, Semitool, Inc. filed a report on Form 8-K announcing the Company's Paragon™, an ECD Cluster processing tool.

(c)     Exhibits. The Exhibits listed in Item 14(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(d)     Financial Statement Schedules. See Item 14(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 2000                          SEMITOOL, INC.

                                     By: /s/Raymon F. Thompson
                                         Raymon F. Thompson
                                         Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                                 Title                              Date

/s/Raymon F. Thompson
-------------------------------
Raymon F. Thompson                    Chairman of the Board                       December 22, 2000
                                      President, and Chief Executive
                                      Officer
                                      (Principal Executive Officer)

/s/William A. Freeman
-------------------------------
William A. Freeman                    Senior Vice President                       December 22, 2000
                                      and Chief Financial Officer

/s/Larry A. Viano
-------------------------------
Larry A. Viano                        Secretary, Treasurer, Controller            December 22, 2000
                                      and Principal Accounting Officer

/s/Howard E. Bateman
-------------------------------
Howard E. Bateman                                Director                         December 22, 2000

/s/Richard A. Dasen
-------------------------------
Richard A. Dasen                                 Director                         December 22, 2000

/s/Timothy C. Dodkin
-------------------------------
Timothy C. Dodkin                     Director and                                December 22, 2000
                                      Senior Vice President

/s/Daniel J. Eigeman
-------------------------------
Daniel J. Eigeman                                Director                         December 22, 2000

/s/L. Peter Larson
-------------------------------
L. Peter Larson                                  Director                         December 22, 2000
REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

Semitool, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 2000 and September 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Boise, Idaho
October 31, 2000

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2000 and 1999
(Amounts in Thousands)

                                              ASSETS
                                                                                           2000            1999
                                                                                        -----------     -----------
Current assets:
   Cash and cash equivalents                                                            $     6,711     $     4,789
   Trade receivables, less allowance for doubtful accounts
      of $314 and $271 in 2000 and 1999                                                      78,486          38,366
   Inventories                                                                               72,467          41,667
   Income tax refund receivable                                                               1,055           3,944
   Prepaid expenses and other current assets                                                  2,237           2,607
   Deferred income taxes                                                                      7,235           5,928
                                                                                        -----------     -----------
         Total current assets                                                               168,191          97,301
Property, plant and equipment, net                                                           29,915          30,336
Intangibles, less accumulated amortization of $4,605 and $3,574 in 2000 and 1999              3,843           3,406
Other assets, net                                                                               711             841
                                                                                        -----------     -----------
         Total assets                                                                   $   202,660     $   131,884
                                                                                        ===========     ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                                 $    21,383     $    10,160
   Accounts payable                                                                          28,246          14,602
   Accrued commissions                                                                        2,523           1,018
   Accrued warranty and installation                                                         13,701           9,045
   Accrued payroll and related benefits                                                       8,154           3,691
   Income taxes payable                                                                       8,722              --
   Other accrued liabilities                                                                  2,624           3,974
   Customer advances                                                                          2,938           2,119
   Long-term debt and capital leases, due within one year                                       341             381
   Payable to shareholder                                                                        61               3
                                                                                        -----------     -----------
         Total current liabilities                                                           88,693          44,993
Long-term debt and capital leases, due after one year                                         3,653           3,911
Deferred income taxes                                                                         1,682           1,955
                                                                                        -----------     -----------
      Total liabilities                                                                      94,028          50,859
                                                                                        -----------     -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized, no
      shares issued and outstanding                                                              --              --
   Common stock, no par value, 75,000 shares authorized,
      28,307 and 27,629 shares issued and outstanding in 2000 and 1999                       44,621          41,464
   Retained earnings                                                                         63,435          39,009
   Accumulated other comprehensive income                                                       576             552
                                                                                        -----------     -----------
         Total shareholders' equity                                                         108,632          81,025
                                                                                        -----------     -----------
         Total liabilities and shareholders' equity                                     $   202,660     $   131,884
                                                                                        ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2000, 1999 and 1998
(Amounts in Thousands, Except Per Share Amounts)

                                                       2000           1999           1998
                                                    ----------     ----------     ----------

Net sales                                           $  239,447     $  122,528     $  180,501
Cost of sales                                          112,746         64,880         89,522
                                                    ----------     ----------     ----------

Gross profit                                           126,701         57,648         90,979
                                                    ----------     ----------     ----------

Operating expenses:
    Selling, general and administrative                 66,588         49,515         58,356
    Research and development                            23,444         20,874         24,536
                                                    ----------     ----------     ----------
       Total operating expenses                         90,032         70,389         82,892
                                                    ----------     ----------     ----------

Income (loss) from operations                           36,669        (12,741)         8,087
                                                    ----------     ----------     ----------

Other income (expense):
    Interest income                                         63            243             64
    Interest expense                                    (1,063)          (401)          (559)
    Other, net                                             251          1,954           (312)
                                                    ----------     ----------     ----------
                                                          (749)         1,796           (807)
                                                    ----------     ----------     ----------
Income (loss) before income taxes                       35,920        (10,945)         7,280
Income taxes                                            11,494         (4,200)         2,475
                                                    ----------     ----------     ----------

Net income (loss)                                   $   24,426     $   (6,745)    $    4,805
                                                    ==========     ==========     ==========

Earnings (loss) per share:
Basic                                               $     0.87     $    (0.24)    $     0.17
Diluted                                             $     0.85     $    (0.24)    $     0.17

Weighted average common shares:
Basic                                                   28,062         27,594         27,566
Diluted                                                 28,783         27,594         27,808

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2000, 1999 and 1998
(Amounts in Thousands)

                                                  Common Stock
                                           -------------------------

                                                                                            Accumulated
                                             Number                                            Other
                                               of                         Retained         Comprehensive
                                             Shares         Amount        Earnings         Income (Loss)      Total
                                           ---------------------------------------------------------------------------

Balance October 1, 1997                        27,511     $   40,590     $   40,949          $       41     $   81,580
     Net income                                    --             --          4,805                  --          4,805
     Exercise of stock options                     73            342             --                  --            342
     Income tax effect of nonqualified
         stock options                             --            316             --                  --            316
     Other comprehensive loss                      --             --             --                (349)          (349)
                                           ----------     ----------     ----------          ----------     ----------

Balance September 30, 1998                     27,584         41,248         45,754                (308)        86,694
     Net loss                                      --             --         (6,745)                 --         (6,745)
     Exercise of stock options                     45            216             --                  --            216
     Other comprehensive income                    --             --             --                 860            860
                                           ----------     ----------     ----------          ----------     ----------

Balance September 30, 1999                     27,629         41,464         39,009                 552         81,025
     Net income                                    --             --         24,426                  --         24,426
     Exercise of stock options                    678          3,138             --                  --          3,138
     Income tax effect of nonqualified
         stock options                             --             19             --                  --             19
     Other comprehensive income                    --             --             --                  24             24
                                           ----------     ----------     ----------          ----------     ----------

Balance September 30, 2000                     28,307     $   44,621     $   63,435          $      576     $  108,632
                                           ==========     ==========     ==========          ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2000, 1999 and 1998
(Amounts in Thousands)
                                                                     2000         1999         1998
                                                                   --------     --------     --------

Operating activities:
  Net income (loss)                                                $ 24,426     $ (6,745)    $  4,805
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        (Gain) loss on disposition of assets                            291         (157)         623
        Depreciation and amortization                                 7,912       10,351       10,423
        Provisions for losses on accounts receivable                     43           51        1,318
        Deferred income tax                                          (1,580)        (454)         308
        Change in:
          Trade receivables                                         (39,434)      (1,902)       3,993
          Inventories                                               (31,603)      (7,995)       2,593
          Income tax refund receivable                                2,889       (3,944)          --
          Prepaid expenses and other current assets                     363         (353)        (282)
          Shareholder payable                                            58          (75)          71
          Other assets, net                                            (192)        (422)         113
          Accounts payable                                           13,860        3,760       (7,234)
          Accrued commissions                                         1,505           83         (915)
          Accrued warranty and installation                           4,658       (2,939)       2,150
          Accrued payroll and related benefits                        4,465         (589)      (1,924)
          Other accrued liabilities                                  (1,338)       1,788          972
          Customer advances                                             819         (264)         660
          Income taxes payable                                        8,740           --       (2,670)
                                                                   --------     --------     --------
             Net cash provided by (used in) operating
             activities                                              (4,118)      (9,806)      15,004
                                                                   --------     --------     --------

Investing activities:
  Purchases of property, plant and equipment                         (5,392)      (1,988)      (9,759)
  Increase in intangible assets                                      (1,736)        (654)      (2,826)
  Proceeds from sale of property                                         99        3,381           63
                                                                   --------     --------     --------
             Net cash provided by (used in) investing
             activities                                              (7,029)         739      (12,522)
                                                                   --------     --------     --------

Financing activities:
  Proceeds from exercise of stock options                             3,138          216          342
  Borrowings under line of credit                                   106,925       15,845       75,440
  Repayments under line of credit                                   (97,255)      (8,685)     (76,440)
  Proceeds from long-term debt                                           --           --        1,100
  Repayments of long-term debt and capital leases                      (405)        (636)        (410)
  Proceeds from short-term debt                                       7,188           --           --
  Repayments of short-term debt                                      (6,517)        (413)        (255)
                                                                   --------     --------     --------
             Net cash provided by (used in) financing
             activities                                              13,074        6,327         (223)
                                                                   --------     --------     --------

Effect of exchange rate changes on cash and cash equivalents             (5)         242          (32)
                                                                   --------     --------     --------
Net increase (decrease) in cash and cash equivalents                  1,922       (2,498)       2,227
Cash and cash equivalents at beginning of year                        4,789        7,287        5,060
                                                                   --------     --------     --------
Cash and cash equivalents at end of year                           $  6,711     $  4,789     $  7,287
                                                                   ========     ========     ========
SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2000, 1999 and 1998
(Amounts in Thousands)

                                                                     2000         1999         1998
                                                                   --------     --------     --------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest                                                      $  1,242     $    370     $    569
     Income taxes                                                     1,675         (431)       5,263

Supplemental disclosures of non-cash financing and
  investing activity:
     Assets acquired by incurring debt and capital leases          $    107     $    501     $    668
     Income tax effect of nonqualified stock options                     19           --          316

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30, 2000, 1999 and 1998
(Amounts in Thousands)

                                                         2000            1999           1998
                                                      -----------    -----------    -----------

Net income (loss)                                     $    24,426    $    (6,745)   $     4,805
Foreign currency translation adjustment                        24            860           (349)
                                                      -----------    -----------    -----------
             Total comprehensive income (loss)        $    24,450    $    (5,885)   $     4,456
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool) and subsidiaries (the Company) designs, manufactures, markets and services equipment and software control products used in the manufacture of semiconductors as well as other products requiring similar processes including thin film heads, compact disc masters, flat panel displays and hard disk media. The Company has two reportable segments, Semiconductor Equipment and Software Control Systems. Semitool has various subsidiaries which operate sales and service offices in certain geographic areas.

Significant accounting policies followed by the Company are:

Principles of Consolidation

The consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Italia SRL; Semitool Japan KK; Semitool Korea, Inc.; Semitool (Asia) Pte Ltd., (Singapore); Semitool Schweiz, GmbH (Switzerland); Semitool FSC, Inc.; Semy Engineering, Inc. (Semy) and Rhetech, Inc. (Rhetech).

All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash Equivalents

The Company considers cash equivalents to consist of short-term, highly liquid investments with remaining maturities at time of purchase of three months or less. Substantially all of its cash and cash equivalents are held by major financial institutions. At times such balances may be in excess of the federal insurance limit.

Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. The Company periodically reviews its inventories to identify slow moving and obsolete inventories to record such inventories at net realizable values. It is reasonably possible that the Company’s estimates of net realizable values could change in the near term due to technological and other changes.

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

Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed when incurred. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Intangible Assets

Intangible assets include the cost of internally developed software and legal costs associated with obtaining patents.

Costs incurred for internally developed software products and enhancements after technological feasibility and marketability have been established for the related product are capitalized and are stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining economic life of the product, estimated at three years. Net capitalized software costs were approximately $420,000 and $1.3 million as of September 30, 2000 and 1999 and amortization of such costs was $927,000, $1,105,000 and $877,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

Revenue Recognition

Revenue from sales of products is generally recognized at the time the product is shipped. Service contract revenue is recognized ratably over the period of the related contract. Software revenue is recognized when there is persuasive evidence of an arrangement, the software has been delivered, the price is fixed, and determinable and collectibility is probable in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition”.

Accrued Warranty and Installation

The Company’s obligations at time of shipment for installation and warranty are accrued concurrently with the revenue recognized. The Company has made a provision for its warranty and installation obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty and installation obligations, including changing product designs and specifications, the ultimate amount incurred for warranty and installation costs could change in the near term from the Company’s current estimate.

Foreign Currency

Except for Semitool Japan KK, where the functional currency is the Japanese Yen, the functional currency for the Company’s foreign operations is the U.S. Dollar, in which most of our sales and purchases are denominated. For these foreign operations, realized gains and losses from foreign currency transactions and unrealized gains and losses from re-measurement of the financial statements of the foreign operations into the functional currency are included in the consolidated statements of operations.

Semitool Japan KK, invoices its customers in Yen. Gains of $673,000 and $1.2 million and a loss of $44,000 in 2000, 1999, and 1998 are included in Other Income (Expense) in the Consolidated Statements of Operations and unrealized gains and losses from remeasurement of the financial statements are reflected as a component of Other Comprehensive Income (Loss).

Foreign Currency Exchange Contracts

The Company uses foreign currency exchange contracts, which typically mature within one year, as part of an overall risk-management strategy. These instruments are used as an economic hedge of receivables denominated in Yen. Transaction gains and losses on these contracts and the related receivables are recognized in the consolidated statements of operations. The impact of movements in currency exchange rates on forward foreign exchange contracts generally offsets the related impact on the underlying items being hedged, and therefore net foreign currency gains and losses on these transactions historically have not been material. However, during fiscal 1999, significant receivables were not hedged which resulted in net foreign currency gains of $1.2 million. In entering into these forward contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

As of September 30, 2000 and 1999, the Company had foreign currency exchange contracts to sell 1.7 billion Yen (US $16.3 million) and 1.2 billion Yen (US $11.2 million), respectively, at contracted forward rates maturing at various dates in fiscal years 2000, 2001 and 2002.

Research and Development Costs

Costs of research and development are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares, except when they are antidilutive. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effects of antidilutive stock options of 35,000, 1,778,900 and 346,000 in fiscal 2000, 1999 and 1998, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended September 30, 2000, 1999 and 1998 (in thousands):

                                                              2000       1999       1998
    Numerator:
      Net income (loss) used for basic and diluted
      earnings (loss) per share                             $  24,426  $  (6,745) $   4,805
                                                            =========  =========  =========

    Denominator:
      Average common shares used for basic
      earnings (loss) per share                                28,062     27,594     27,566
      Effects of dilutive stock options                           721         --        242
                                                            ---------  ---------  ---------

    Denominator for diluted earnings (loss) per share          28,783     27,594     27,808
                                                            =========  =========  =========

Stock Split

The authorized shares of the Company’s capital stock were increased from 30,000,000 to 75,000,000 at the February 8, 2000 Annual Meeting of Shareholders. The Company completed a two-for-one stock split in the form of a 100% stock dividend on March 28, 2000. All references in the financial statements to the number of shares, per share amounts and market prices of the Company’s common stock have been retroactively restated to reflect the increased number of common shares outstanding.

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for the Company in fiscal 2001. The Company does not believe the application of this standard will have a material effect on its results of operations, financial condition or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The SEC has delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. When we adopt SAB 101 in the fourth quarter of fiscal 2001, we will recognize revenue when we substantially complete the terms of the applicable sales arrangement. While we have not fully assessed the impact on us of the adoption of SAB 101, we believe that it may require a significant amount of our net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in our revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending September 30, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. We are also considering potential changes to the terms of our agreements for equipment sales that could mitigate the impact of SAB 101. In addition, we may need to renegotiate the financial covenants under our line of credit agreement. As a result, while SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have an adverse effect on our reported results of operations.

2.     Inventories:

Inventories at September 30, 2000 and 1999 are summarized as follows (in thousands):

                                                    2000          1999

         Parts and raw materials                 $   36,251    $   23,930
         Work-in-process                             31,203        11,852
         Finished goods                               5,013         5,885
                                                 ----------    ----------

                                                 $   72,467    $   41,667
                                                 ==========    ==========

3.     Property, Plant and Equipment:

Property, plant and equipment at September 30, 2000 and 1999 is summarized as follows (in thousands):

                                                             2000         1999

     Buildings and improvements                           $  19,011    $  16,340
     Machinery and equipment                                 25,631       23,396
     Furniture, fixtures and leasehold improvements          11,552       10,812
     Vehicles and aircraft                                    5,288        5,406
                                                          ---------    ---------
                                                             61,482       55,954
     Less accumulated depreciation and amortization         (33,806)     (29,849)
                                                          ---------    ---------
                                                             27,676       26,105
     Land and land improvements                               2,239        4,231
                                                          ---------    ---------

                                                          $  29,915    $  30,336
                                                          =========    =========

Equipment under capital leases and accumulated amortization thereon were approximately $603,000 and $171,000, respectively, as of September 30, 2000, and approximately $501,000 and $51,000, respectively, as of September 30, 1999.

4.     Note Payable to Bank:

The Company has an uncollateralized line of credit totaling $40 million under an agreement with Bank of America. Borrowings under the line of credit bear interest at the bank’s prime lending rate (9.5% at September 30, 2000) or at LIBOR plus 1.5% with the line of credit expiring on April 1, 2001. The line of credit requires monthly interest payments only, until April 1, 2001 with the then outstanding balance repayable in monthly principal and interest payments over a three-year period ending April 1, 2004. At September 30, 2000, there were $19.8 million of advances outstanding on the line of credit. The line of credit agreement provides for a quarterly commitment fee on any unused portion. Additionally, the agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the agreement and the maintenance of various financial ratios. The Company expects to renew this credit facility prior to April 1, 2001.

5.     Long-Term Debt and Capital Leases:

Long-term debt and capital leases at September 30, 2000 are summarized as follows (in thousands):

     Mortgage term note payable in monthly installments of
        $23 including interest at a blended rate of 5.5%, maturing on
        September 1, 2014. (A)                                                      $    2,634
     Mortgage term note payable to First Union National Bank in monthly installments of $6, including interest at 7.5% until
        March 30, 2005 and thereafter at the Bank's national commercial
        rate plus 1.0% per annum, maturing on March 30, 2008. (B)                          442
     Mortgage term note payable to the Pennsylvania Industrial
        Development Authority (PIDA) in monthly installments of $6,
        including interest at 4.25%, maturing on December 1, 2008. (B)                     474
     Capitalized lease obligation payable in monthly installments of
        779 Yen (US $7), including interest at 3.2% and property taxes at
        1.4%, maturing on April 1, 2004.  Collateralized by equipment.                     286
     Capitalized lease obligation payable in monthly installments of
        215 Yen (US $2), including interest at 2.2% and property taxes at
        1.4%, maturing on November 1, 2003.  Collateralized by equipment.                   71
     Capitalized lease obligation payable in monthly installments of
        214 Yen (US $2), including interest at 3.0% and property taxes at
        1.4%, maturing on September 1, 2004.  Collateralized by equipment.                  87
                                                                                    ----------
                                                                                         3,994
     Less current portion                                                                  341
                                                                                    ----------
                                                                                    $    3,653
                                                                                    ==========

(A)The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s chairman, and are subject to the restrictive covenants described in Note 4.

(B)The mortgage term note payable to First Union National Bank is collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. The mortgage term note payable to PIDA is collateralized by a second lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and is subordinate only to the $540,000 mortgage, dated March 26, 1998, between Rhetech, Inc. and First Union National Bank. The net book value of assets pledged under the agreements was $2.2 million at September 30, 2000.

Principal maturities for long-term debt and capital leases at September 30, 2000, are summarized as follows (in thousands):

                Year Ending                            Notes          Capital
               September 30,                          Payable         Leases
               ----------------------------------------------------------------

                   2001                              $      224      $      134
                   2002                                     242             134
                   2003                                     256             134
                   2004                                     271              79
                   2005                                     286              --
            Thereafter                                    2,271              --
            Less interest and property taxes                 --             (37)
                                                     ----------      ----------
                                                     $    3,550      $      444
                                                     ==========      ==========

6.     Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan, which are determined annually by the Board of Directors. Total profit sharing contribution cost for this plan was approximately $1.1 million, $1.2 million and $1.1 million for the years ended September 30, 2000, 1999 and 1998, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan with a United Kingdom insurance company. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2000, 1999 and 1998 approximated $48,000, $36,000 and $59,000, respectively.

The Company’s other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). A total of 1,800,000 shares of common stock were reserved for issuance under the Option Plan. In February 1997 and again in 1998 and 1999, the Option Plan was amended to increase the number of shares of common stock available for issuance thereunder by 400,000 shares per amendment for a total increase of 1,200,000. The total shares reserved for the Option Plan is 3,000,000 at September 30, 2000. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004 unless terminated earlier at the discretion of the Board of Directors. At September 30, 2000, 770,789 shares were available for future issuance under the Option Plan. Options are granted at an exercise price equal to the market price of the common stock and no compensation expense has been recognized in 2000, 1999 or 1998 under the Option Plan.

The following summary shows stock option activity for the three years ended September 30, 2000:

                                                                      Weighted-
                                                                        Average
                                          Number of              Exercise Price
     Stock Option Activity                   Shares                   per Share
     -----------------------        ---------------            ----------------

     October 1, 1997                      1,196,646                       $5.07
     Granted                                859,000                       $5.64
     Exercised                              (73,018)                      $4.68
     Forfeited                             (251,280)                      $5.86
                                    ---------------            ----------------

     September 30, 1998                   1,731,348                       $5.25
     Granted                                291,000                       $4.59
     Exercised                              (44,950)                      $4.81
     Forfeited                             (198,498)                      $5.75
                                    ---------------            ----------------

     September 30, 1999                   1,778,900                       $5.10
     Granted                                443,500                       $8.82
     Exercised                             (677,504)                      $4.63
     Forfeited                             (439,811)                      $5.00
                                    ---------------            ----------------

     September 30, 2000                   1,105,085                       $6.81
                                    ===============            ================

The following tables summarize information about stock options outstanding at September 30, 2000:

                                              Options Outstanding
                             ----------------------------------------------------
                                                         Weighted-
                                                           Average      Weighted-
                                                         Remaining        Average
                                          Number       Contractual       Exercise
     Range of                     Outstanding at              Life          Price
     Exercise Prices          September 30, 2000        (in years)      per Share
                             -------------------     -------------    -----------

       $3.19   -  $4.63                  185,950               5.5          $3.97
       $4.88   -  $7.31                  763,210               7.9          $6.42
       $7.50  -  $10.00                   48,300               6.8          $8.21
      $12.00  -  $18.00                   97,125               9.5         $13.23
      $19.19  -  $19.25                   10,500               9.4         $19.19
                             -------------------     -------------    -----------

                                       1,105,085               7.6          $6.81
                             ===================     =============    ===========

                                              Options Exercisable
                             ----------------------------------------------------
                                                         Weighted-
                                                           Average      Weighted-
                                                         Remaining        Average
                                          Number       Contractual       Exercise
     Range of                     Exercisable at              Life          Price
     Exercise Prices          September 30, 2000        (in years)      per Share
                             -------------------     -------------    -----------

       $3.19   -  $4.63                  134,450               5.5          $4.14
       $4.88   -  $7.31                  250,030               7.9          $6.18
       $7.50  -  $10.00                   25,500               6.8          $7.55
      $12.00  -  $18.00                   11,230               9.5         $14.76
      $19.19  -  $19.25                    1,025               9.4         $19.19
                             -------------------     -------------    -----------

                                         422,235               7.6          $5.83
                             ===================     =============    ===========

The number and weighted-average exercise prices of options exercisable at September 30, 2000, 1999 and 1998 are summarized as follows:

                                                           2000         1999         1998

      Number exercisable                                 422,235      839,836      598,934

      Weighted-average exercise price per share            $5.83        $5.00        $5.04

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $316,000 in 1998 and $19,000 in 2000, which has been recorded as additional capital.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation.” Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

                                                2000         1999         1998
    Net income (loss):
       As reported                           $   24,426   $   (6,745)  $    4,805
       Pro forma                             $   23,844   $   (7,199)  $    4,526

    Diluted earnings (loss) per share:
       As reported                           $     0.85   $    (0.24)  $     0.17
       Pro forma                             $     0.83   $    (0.26)  $     0.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0% for all years; expected volatility of 76.0%, 70.0% and 66.0%; risk-free interest rates of 6.4%, 5.44% and 5.49%; and expected lives of 4.6, 4.6 and 4.9 years. The weighted-average fair value of stock options granted during the years ended September 30, 2000, 1999 and 1998, was $5.69, $2.77 and $3.35, respectively.

7.     Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2000, 1999 and 1998 consists of the following (in thousands):

                                           2000           1999         1998
         Federal:
              Current                   $   9,181     $  (3,973)    $   1,487
              Deferred                     (1,799)         (446)          231
         State:
              Current                       2,184          (374)          489
              Deferred                        219          (483)           77
         Foreign:
              Current                       1,709           601           191
              Deferred                         --           475            --
                                        ---------     ---------     ---------
                                        $  11,494     $  (4,200)    $   2,475
                                        =========     =========     =========

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2000, 1999 and 1998 are as follows (in thousands):

                                          2000            1999           1998

         Domestic                      $    31,162    $   (12,074)   $     6,897
         Foreign                             4,758          1,129            383
                                       -----------    -----------    -----------
                                       $    35,920    $   (10,945)   $     7,280
                                       ===========    ===========    ===========

The components of the deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows (in thousands):

                                                                    2000              1999
      Deferred tax assets:
           Accrued warranty and installation                      $   4,092        $   2,786
           Net operating loss carryforwards                             617            1,451
           Research and experimentation credit carryforward              --              626
           Other accrued liabilities                                    747              596
           Inventory                                                  1,957              991
           Covenant not to compete                                      317              300
           Other                                                        122              125
                                                                  ---------        ---------
      Total deferred tax assets                                       7,852            6,875
      Less valuation allowance                                         (617)            (947)
                                                                  ---------        ---------
      Net deferred tax assets                                         7,235            5,928
                                                                  ---------        ---------

      Deferred tax liabilities:
           Depreciation and amortization                             (1,204)          (1,547)
           Other                                                       (478)            (408)
                                                                  ---------        ---------
      Total deferred tax liabilities                                 (1,682)          (1,955)
                                                                  ---------        ---------
      Net deferred tax asset                                      $   5,553        $   3,973
                                                                  =========        =========

The Company has established a valuation allowance of $617,000 at September 30, 2000 and $947,000 at September 30, 1999 to reduce the deferred tax asset related to the net operating loss carryforwards in its Japanese and Asian subsidiaries.

The Company has net operating loss carryforwards of $594,000 in Japan that expire in fiscal years 2001 and 2002, and $1,230,000 in Singapore that have no expiration.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, was approximately $4.5 million at September 30, 2000. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2000, 1999 and 1998 are as follows (in thousands):

                                                             2000         1999          1998

    Amount computed using the statutory rate              $   12,572   $   (3,721)   $    2,475
    Increase (decrease) in taxes resulting from:
       State taxes, net of federal benefit                     1,562         (747)          374
       Effect of foreign taxes                                   (71)         196            73
       Research and experimentation credit                      (775)        (626)         (790)
       Foreign sales corporation benefit                      (1,546)         (97)         (272)
       (Decrease) increase in valuation allowance               (330)         714           233
       Other, net                                                 82           81           382
                                                          ----------   ----------    ----------
                                                          $   11,494   $   (4,200)   $    2,475
                                                          ==========   ==========    ==========

8.     Related Party Transactions:

Semitool has agreements with Mr. Raymon F. Thompson, the Company’s chairman and a shareholder, to lease aircraft. Under these agreements, rent expense was approximately $684,000, $474,000 and $1.3 million for the years ended September 30, 2000, 1999 and 1998, respectively. On November 1, 1999, Semitool entered into an agreement to lease an aircraft hangar from an entity owned by Mr. Thompson. Rental expense associated with this lease was approximately $37,000 for the year ended September 30, 2000. The rental rate for fiscal 2001 will be $60,000 per month for both the aircraft and the hangar; the lease terms are month-to-month.

Periodically, Semitool advances funds to Mr. Thompson and pays certain expenses for the benefit of Mr. Thompson. These advances are offset by amounts payable to Mr. Thompson under the agreements described in the preceding paragraph. Net advances to (from) Mr. Thompson are charged interest at the Company’s borrowing rate for short-term funds. Associated with these advances, Mr. Thompson paid the Company interest of $3,932 in 1998.

Semitool purchased raw materials approximating $441,000 for the year ended September 30, 1998, respectively, from a company previously owned by Mr. Thompson. Mr. Thompson sold his holdings of this company in December of 1997.

9.     Commitments and Contingencies:

The Company has various operating lease agreements for equipment and office space that expire through the year 2005. Total rent expense for the years ended September 30, 2000, 1999 and 1998, exclusive of amounts paid to a related party as described in Note 8, was approximately $1.6 million, $1.6 million, and $2.1 million, respectively. At September 30, 2000, future rental payments under these agreements are as follows (in thousands):

                        Year Ending
                       September 30,                Total
                       -------------                -----

                         2001                      $  1,347
                         2002                           929
                         2003                           704
                         2004                           190
                         2005                            40
                         Thereafter                       3
                                                   --------
                                                   $  3,213
                                                   ========

In July 1998, Mitsubishi Silicon America Corporation, successor to Siltec Corporation filed suit against us in the United States Federal District Court for the District of Oregon (Case No. CV-98-826AA). The lawsuit alleges breach of warranties and seeks damages and attorneys’ fees of approximately $5.4 million. The trial is scheduled to commence in February, 2001. We believe the lawsuit to be without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation , there can be no assurance that the ultimate outcome will be in our favor. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with the lawsuit, will not have a material adverse effect on our financial condition, results of operations or cash flows.

In August 1998, we filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We seek damages for past infringement, a permanent injunction prohibiting future infringement, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. Briefs have been filed by both parties, but no hearing date has been scheduled.

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

10.     Shareholders' Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

On March 28, 2000, the Company completed a two-for-one stock split in the form of a 100% common stock dividend.

The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 16, 2000, which was subsequently amended on September 1, 2000 in order to convert it to a “shelf” registration of the securities of the Company with an aggregate public offering price of $75 million. All costs related to the registration have been expensed in fiscal 2000.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2000 and 1999 for which it is practicable to estimate that value:

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

        Long-Term Debt - The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount         rate of 9.50% and 8.25% at September 30, 2000 and 1999, respectively, which the Company could currently obtain for debt with similar         remaining maturities.

The estimated fair value of financial instruments at September 30, 2000 and 1999, consisted of the following (in thousands):

                                               2000                         1999
                                      Carrying       Fair          Carrying       Fair
                                       Amount        Value          Amount        Value
                                    ----------------------       ----------------------
    Cash and cash equivalents       $   6,711    $   6,711       $   4,789    $   4,789
    Payable to shareholder                 61           61               3            3
    Note payable to bank               21,383       21,383          10,160       10,160
    Long-term debt                      3,550        2,902           3,838        3,321

At September 30, 2000 and 1999, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $49.6 million and $24.5 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

12.     Operating Segment and Geographic Information:

The Company’s reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. The Company’s two reportable segments are Semiconductor Equipment and Software Control Systems.

The Semiconductor Equipment segment’s primary products perform cleaning and electroplating processes. The Software Control Systems segment’s primary products are designed to provide advance process control and operational data reporting for most of the front-end process equipment in a fab. The Semiconductor Equipment’s current product offerings qualify for aggregation under SFAS 131 as the products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

Consolidated sales to one major customer represented 10.4% of total consolidated net sales for the year ended September 30, 2000. No other customer represented more than 10% of total consolidated net sales for any period presented.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” note. Segment operating results are measured based on income (loss) from operations. Internal sales are based on internal transfer prices. Internal sales reflect sales of products from the Software Control Systems segment to the Semiconductor Equipment segment. Segment assets consist of assets that are identified to reportable segments.

Financial information by operating segment for 2000, 1999 and 1998 is summarized as follows (amounts in thousands):

                                                                       Total
                               Equipment         Software            Software
                                Segment           Segment             Segment      Eliminations      Consolidated

Net Sales                      External      External    Internal
2000                           $221,831       $17,616      $1,781     $19,397           $(1,781)           $239,447
1999                            109,646        12,882         413      13,295              (413)            122,528
1998                            168,902        11,599         181      11,780              (181)            180,501

Income (Loss) from
 Operations
2000                             33,704                                 4,330            (1,365)             36,669
1999                            (12,996)                                  572              (317)            (12,741)
1998                              8,587                                  (381)             (119)              8,087

Segment Assets
2000                            193,573                                11,264            (2,177)            202,660
1999                            125,162                                 8,767            (2,045)            131,884
1998                            120,082                                 9,986            (2,078)            127,990

Capital Expenditures
 for Long-Lived Assets
2000                              7,698                                   311                                 8,009
1999                              5,404                                 1,106                                 6,510
1998                             10,171                                 5,115                                15,286

Depreciation and
 Amortization Expense
2000                              6,538                                 1,374                                 7,912
1999                              8,657                                 1,694                                10,351
1998                              9,010                                 1,413                                10,423

Financial information by geographic location for 2000, 1999 and 1998 is summarized as follows (amounts in thousands):

                                United                                          Asia &
                                States         Europe           Japan            Other         Consolidated
Net Sales, by
 customer location
2000                           $100,486       $61,490           $32,167         $45,304            $239,447
1999                             57,784        29,346            22,963          12,435             122,528
1998                            111,282        47,788            15,529           5,902             180,501

Property, Plant and
 Equipment, Net
2000                             24,326         3,850             1,521             218              29,915
1999                             24,742         3,640             1,695             259              30,336
1998                             31,512         4,275               198             317              36,302
Exhibit Index

Exhibit No.                                 Description

3.1             Restated Articles of Incorporation of the Company (1)
3.5             Amended Bylaws of Semitool, Inc. (4)
3.6             Amended Bylaws of Semitool, Inc. (5)
3.7             Amended Bylaws of Semitool, Inc. (8)
3.8             Amendment to the Restated Articles of Incorporation of the Company (9)
3.9             Correction to the Amendment to the Restated Articles of Incorporation of the Company (9)
10.12           Agreement  between the Company and the Semitool European
                Companies (1)
10.13           Aircraft Lease Agreement, dated April, 1996, between the Company and
                Mr. Thompson (2)
10.16           Business Loan Agreement, dated September 30, 1997, between the Company and the
                Bank of America NT; SA doing business as Seafirst Bank (3)
10.17           Promissory Note, dated September 29, 1997, between the Company and the Bank of
                America National Trust and Savings Association doing business as Seafirst Bank (3)
10.18           Loan Modification Agreement, dated September 29, 1997 between the Company and
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
                dated February 20, 1998 (4)
10.26           Employment Agreement between Fabio Gualandris and Semitool, Inc.
                dated April 21, 1998 (6)
10.27           Business Loan Agreement, dated September 30, 1998, between the Company and the
                Bank of America NT; SA doing business as Seafirst Bank (6)
10.28           Promissory Note, dated September 30, 1998, between the Company and the Bank of
                America National Trust and Savings Association doing business as Seafirst Bank(6)
10.29           First Amendment to Business Loan Agreement between Bank of American NT&SA doing business as Seafirst Bank and Semitool, Inc. (7)
10.30           Employment Agreement between Gary Spray and Semitool, Inc. dated
                May 5, 1999 (7)
10.31           Employment Agreement between Kazuyo N. Heinink and Semitool, Inc. dated
                July 29, 1999 (8)
10.32           Business loan agreement, dated July 5, 2000, between the Company and Bank of America (10)
10.33           Promissory Note, dated July 5, 2000, between the Company and Bank of    America (10)
10.34           Corporate Resolution to Borrow, dated July 5, 2000, between the Company and Bank of America (10)
10.35           Employment agreement between Jurek Koziol and Semitool, Inc. dated March 23, 2000 (10)
21.1            Subsidiaries of Registrant (11)
23.1            Consent of Independent Accountants (11)
27              Financial data schedule (11)
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

(8)   Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1999.

(9)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 2000.

(10)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 2000.

(11)   Filed herewith.

SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended September 30, 2000
(Amounts in Thousands)

                                                                         Additions
                                                                --------------------------
                                                Balance at      Charged to     Charged                      Balance
                                                beginning       Costs and      to Other                     at end
                                                of Period       Expenses       Accounts        Deductions   of Period
                                                ------------    -----------    -----------     -----------  -----------

Year ended September 30, 2000:
  Deducted from asset accounts:
   Allowance for doubtful accounts                 $    271       $     93       $     --       $     50       $    314
   Inventory allowance                                  339          3,227             --             --          3,566
   Allowance for deferred tax asset valuation           947             --             --            330            617

Year ended September 30, 1999:
  Deducted from asset accounts:
   Allowance for doubtful accounts                    1,542             51             --          1,322a           271
   Inventory allowance                                1,000          2,260             --          2,921b           339
   Allowance for deferred tax asset valuation           233            714             --             --            947

Year ended September 30, 1998:
  Deducted from asset accounts:
   Allowance for doubtful accounts                      224          1,318             --             --          1,542
   Inventory allowance                                  876            124             --             --          1,000
   Allowance for deferred tax asset valuation            --            233             --             --            233

a)     Reduction of allowance for doubtful accounts and related receivable account to reflect the write-off of uncollectible receivables.

b)     Reduction of allowance for inventory obsolescence and related inventory account to reflect the write-off of obsolete inventory.