Form 10-Q
period 2000-12-30
SEMITOOL INC
filed 2001-02-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2000

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of February 9, 2001
Common Stock	28,323,220

Part I. Financial Information

Item 1. Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except for Share Amounts)

                                                                                 December 31,      September 30,
                                         ASSETS                                      2000              2000
                                                                               ----------------  ---------------
Current assets:
    Cash and cash equivalents                                                      $      8,040      $     6,711
    Trade receivables, less allowance for doubtful
     accounts of $312 and $314                                                           72,414           78,486
    Inventories                                                                          76,126           72,467
    Income tax refund receivable                                                          1,055            1,055
    Prepaid expenses and other current assets                                             3,531            2,237
    Deferred income taxes                                                                 7,235            7,235
                                                                               ----------------  ---------------
       Total current assets                                                             168,401          168,191
Property, plant and equipment, net                                                       29,997           29,915
Intangibles, less accumulated amortization of $4,821 and $4,605                           3,907            3,843
Other assets, net                                                                           755              711
                                                                               ----------------  ---------------
       Total assets                                                                $    203,060      $   202,660
                                                                               ================  ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                                 $     20,253      $    21,383
    Accounts payable                                                                     18,673           28,246
    Accrued commissions                                                                   3,388            2,523
    Accrued warranty and installation                                                    13,139           13,701
    Accrued payroll and related benefits                                                  7,345            8,154
    Income taxes payable                                                                  9,576            8,722
    Other liabilities                                                                     4,434            2,624
    Customer advances                                                                     3,379            2,938
    Long-term debt, due within one year                                                     344              341
    Payable to shareholder                                                                    8               61
                                                                               ----------------  ---------------
       Total current liabilities                                                         80,539           88,693
Long-term debt, due after one year                                                        3,542            3,653
Deferred income taxes                                                                     1,725            1,682
                                                                               ----------------  ---------------
       Total liabilities                                                                 85,806           94,028
                                                                               ----------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                        --               --
    Common stock, no par value, 75,000,000 shares authorized,
     28,318,800 and 28,306,500 shares issued and outstanding                             44,752           44,621
    Retained earnings                                                                    72,114           63,435
    Accumulated other comprehensive income                                                  388              576
                                                                               ----------------  ---------------
       Total shareholders' equity                                                       117,254          108,632
                                                                               ----------------  ---------------
       Total liabilities and shareholders' equity                              $        203,060  $       202,660
                                                                               ================  ===============

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)

                                                                    Three Months Ended
                                                                        December 31,
                                                                --------------------------

                                                                   2000            1999
                                                                -----------    -----------
Net sales                                                       $    71,536    $    49,555
Cost of sales                                                        32,722         23,738
                                                                -----------    -----------
Gross profit                                                         38,814         25,817
                                                                -----------    -----------

Operating expenses:
    Selling, general and administrative                              18,598         14,955
    Research and development                                          6,838          5,312
                                                                -----------    -----------
       Total operating expenses                                      25,436         20,267
                                                                -----------    -----------

Income from operations                                               13,378          5,550
Other income (expense), net                                            (424)            18
                                                                -----------    -----------
Income before income taxes                                           12,954          5,568
Income taxes                                                          4,275          1,837
                                                                -----------    -----------

Net income                                                      $     8,679    $     3,731
                                                                ===========    ===========

Earnings per share
Basic                                                           $      0.31    $      0.14
                                                                ===========    ===========
Diluted                                                         $      0.30    $      0.13
                                                                ===========    ===========

Average common shares:
Basic                                                                28,314         27,631
                                                                ===========    ===========
Diluted                                                              28,747         27,860
                                                                ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                             Three Months Ended
                                                                                December 31,
                                                                      ---------------------------------
                                                                           2000              1999
                                                                      ---------------   ---------------
Operating activities:
Net income                                                                $     8,679       $     3,731
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               1,905             2,106
    Loss on disposition of assets                                                  (1)              105
    Provision for losses on accounts receivable                                    (2)              (48)
    Change in:
       Trade receivables                                                        5,333            (8,804)
       Inventories                                                             (3,844)            2,148
       Prepaid expenses and other current assets                               (1,313)            1,114
       Other assets                                                              (109)               (8)
       Accounts payable                                                        (8,887)           (1,375)
       Accrued commissions                                                        865               739
       Accrued warranty and installation                                         (542)            1,239
       Accrued payroll and related benefits                                      (806)              262
       Other accrued liabilities                                                1,857               400
       Customer advances                                                          442              (372)
       Income taxes payable                                                       897                --
       Shareholder payable                                                        (53)               (2)
                                                                      ---------------  ----------------
          Net cash provided by operating activities                             4,421             1,235
                                                                      ---------------  ----------------

Investing activities:
    Purchases of property, plant and equipment                                 (1,814)             (230)
    Increase in intangible assets                                                (281)             (390)
    Proceeds from sale of property                                                  6                16
                                                                      ---------------  ----------------
          Net cash used in investing activities                                (2,089)             (604)
                                                                      ---------------  ----------------

Financing activities:
    Proceeds from exercise of stock options                                       131                 4
    Borrowings under line of credit and short-term debt                        35,707            23,828
    Repayments under line of credit and short-term debt                       (36,723)          (25,350)
    Proceeds from long-term debt and capital leases                                --                --
    Repayments of long-term debt and capital leases                               (84)             (133)
                                                                      ---------------  ----------------
          Net cash used in financing activities                                  (969)           (1,651)
                                                                      ---------------  ----------------

Effect of exchange rate changes on cash and cash equivalents                      (34)               26
                                                                      ---------------  ----------------
Net increase (decrease) in cash and cash equivalents                            1,329              (994)
Cash and cash equivalents at beginning of period                                6,711             4,789
                                                                      ---------------  ----------------
Cash and cash equivalents at end of period                                $     8,040       $     3,795
                                                                      ===============  ================

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

                                                                             Three Months Ended
                                                                                December 31,
                                                                         --------------------------

                                                                            2000            1999
                                                                         -----------    -----------

         Net income                                                            8,679          3,731
         Net gain on derivative instruments                              $       283    $        --
         Foreign currency translation adjustment                                (471)           242
                                                                         -----------    -----------

         Comprehensive income                                            $     8,491    $     3,973
                                                                         ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

The Company prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2000 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 2000 has been prepared from the books and records without audit. Financial information as of September 30, 2000 has been derived from the audited financial statements of our Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of December 31, 2000, the consolidated results of operations for the three month periods ended December 31, 2000 and 1999 and the consolidated cash flows for the three month periods ended December 31, 2000 and 1999. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2000, Semitool adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company uses derivative instruments to manage exposures to foreign currency risks. The Company’s objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the Japanese yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended December 31, 2000. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended December 31, 2000.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the three months ended December 31, 2000, the amount transferred from OCI to Other income (expense), net, was not material. The Company estimates that $287,000 of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. When the Company adopts SAB 101 in the fourth quarter of fiscal 2001, it will recognize revenue when it substantially completes the terms of the applicable sales arrangement. While the Company has not fully assessed the impact on it of the adoption of SAB 101, it believes that it may require a significant amount of its net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending September 30, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. In addition, the Company may need to renegotiate the financial covenants under its line of credit agreement. As a result, while SAB 101 would not affect the fundamental aspects of the Company’s operations as measured by its shipments and cash flows, implementation of SAB 101 could have an adverse effect on its reported results of operations.

Note 2.     Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3.     Inventories

The Company's inventories are summarized as follows (in thousands):

                                               December 31, 2000             September 30, 2000
                                              -------------------            ------------------

     Parts and raw materials                         $    40,299                    $    36,251
     Work-in-process                                      29,430                         31,203
     Finished goods                                        6,397                          5,013
                                                  ---------------               ---------------
                                                     $    76,126                    $    72,467
                                                  ===============               ===============

During the three months ended December 31, 1999, $84,000 of finished goods inventory was transferred to property, plant and equipment.

Note 4.     Income Taxes

The components of the Company's income tax provision are as follows,(in thousands):

                                                                  Three Months Ended
                                                                     December 31,
                                                       ---------------------------------------
                                                            2000                     1999
                                                       --------------           --------------

     Federal                                           $        3,117           $          903
     State                                                        557                      187
     Foreign                                                      601                      747
                                                       --------------           --------------
     Total                                             $        4,275           $        1,837
                                                       ==============           ==============

Note 5.     Contingency

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. Briefs have been filed by both parties, but no hearing date has been scheduled.

In February 2001, the Company reached a settlement in a lawsuit that was brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA). The effects of this settlement are reflected in our results of operations, financial condition and cash flows for December 31, 2000.

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

Note 6.     Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                 Three Months Ended
                                                                    December 31,
                                                             --------------------------

                                                                2000            1999
                                                             -----------    -----------
     Numerator:
       Net income for basic and diluted
         earnings per share                                  $     8,679    $     3,731
                                                             ===========    ===========

     Denominator:
       Average common shares used for basic
         earnings per share                                       28,314         27,631
     Effect of dilutive stock options                                433            229
                                                             -----------    -----------
     Denominator for diluted earnings per share                   28,747         27,860
                                                             ===========    ===========

Diluted earnings per share excludes the effects of antidilutive stock options of 129,600 and 540,400 at December 31, 2000 and 1999.

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

The Semiconductor Equipment segment’s primary products perform wafer cleaning, stripping and etching, and electroplating processes in the manufacturing of IC devices and for advanced packaging applications. The Software Control Systems segment’s primary products are designed to provide a communication interface to monitor and control most of the front-end process equipment in a fab. The Semiconductor Equipment segment’s current product offerings qualify for aggregation under SFAS 131 as the products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. Segment operating results are measured based on income (loss) from operations. Intersegment sales are based on internal transfer prices. Intersegment sales reflect sales of products from the Software Control Systems segment to the Semiconductor Equipment segment.

                                                                           Total
                                    Equipment          Software          Software      Elim-
      (in thousands)                 Segment            Segment           Segment    inations    Consolidated

Net sales                            External    External    Internal
First quarter fiscal 2001             $65,581      $5,955        $418      $6,373     $(418)       $71,536
First quarter fiscal 2000              45,777       3,778         236       4,014      (236)        49,555

Income from operations
First quarter fiscal 2001              11,818                               1,897      (337)        13,378
First quarter fiscal 2000               5,062                                 659      (171)         5,550

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution - Forward Looking Statements

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of those provisions, including without limitation, statements regarding demand for our products, use of sales, service and support organizations, the contribution of international sales to net sales, fiscal year 2001 sales, gross margins, research and development, the renewal of our revolving line of credit, costs of manufacturing, interest expense, future balances, the sufficiency of funds, and effects of new accounting standards. In some cases, you can identify forward-looking statements by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," "believes," "can impact" "continue," or the negative thereof or other comparable terminology.

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

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2001 COMPARED WITH FIRST QUARTER OF FISCAL 2000

Net Sales. Net sales consist of revenues from sales of equipment, spare parts, software and service contracts. Fiscal 2001 first quarter net sales increased 44.3% to $71.5 million from $49.6 million for the same period in fiscal 2000. With the exception of vertical thermal processors, sales in the first quarter of fiscal 2001 were up in all product categories compared to the same period in fiscal 2000. The year over year quarterly increase is principally due to higher shipments for our automated and semi-automated cleaning, stripping and etching tools. Sales consisted of both capacity and technology purchases by our customers and for both integrated circuit manufacturing and advanced packaging applications.

Our Semiconductor Equipment segment's net sales were $65.6 million in the first quarter of fiscal 2001, up 43.3% from $45.8 million in net sales for the first quarter of fiscal 2000. First quarter 2001 net sales of cleaning, stripping and etching equipment were up 65.5% and ECD equipment was up 7.5% as compared to first quarter 2000.

The Software Control Systems segment's net sales were $6.4 million in the first quarter of fiscal 2001 which includes approximately $418,000 of intercompany sales, and is up 58.8% from $4.0 million in the first fiscal quarter of 2000.

Gross Profit. Gross margin was 54.3% of net sales in the first quarter of fiscal 2001 compared to 52.1% of net sales for the same period in fiscal 2000. The increase in gross margin was primarily due to changes in our geographic sales mix, to a higher level of cost absorption caused by increased manufacturing activity and purchasing economies of scale. The effect of the settlement of Mitsubishi Silicon America Corporation's lawsuit against us is also reflected in gross margins. Our gross margin has been, and will continue to be, affected by a variety of factors, including the sales mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $18.6 million or 26.0% of net sales for the first quarter of fiscal 2001, compared to $15.0 million or 30.2% of net sales for the same period in fiscal 2000. Selling, general and administrative expenses increased on an absolute basis primarily due to increased sales staff expenses, field service staff expenses and commission expenses. The decrease as a percentage of net sales is primarily due to sales volume increasing at a faster rate than that of selling, general and administrative expenses.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with our research and development efforts. R&D expense was $6.8 million or 9.6% of net sales in the first quarter of fiscal 2001 as compared to $5.3 million or 10.7% of net sales for the same period in fiscal 2000. The absolute dollar increase from fiscal 2000 to fiscal 2001 is primarily attributable to general product enhancements and work related to the development of 300mm wafer tools. The decline as a percentage of sales in the first quarter of fiscal 2001 compared to the same period in fiscal 2000 is a result of increased sales volume.

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

Our Semiconductor Equipment Segment's net operating income was $11.8 million in the first quarter of fiscal 2001, up $6.8 million compared to the first quarter of fiscal 2000. Operating income is up in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000 primarily due to increased sales activity, improved gross margins and an operating expense growth rate that was slower that the growth of net sales.

Our Software Control Systems Segment's net operating income was approximately $1.9 million in the first quarter of fiscal 2001, up $1.2 million from the net operating income of approximately $659,000 for the first quarter of fiscal 2000.

Other Income (Expense), Net. Other income (expense), net was a net other expense of approximately $424,000 in the first quarter of fiscal 2001, which includes, among others, interest expense of approximately $327,000 and a foreign exchange loss of approximately $185,000. This compares to net other income of $18,000, which includes, among others, interest expense of approximately $273,000 and a foreign exchange gain of approximately $115,000, for the same period in fiscal 2000.

Income Taxes. The provision for income taxes for the first quarter of fiscal 2001 was a $4.3 million tax provision compared to $1.8 million for the first quarter of fiscal 2000. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which were estimated to be 33% in the first quarter of fiscal 2001 and 32% for the same period in fiscal 2000.

Backlog. We include in our backlog those customer orders for which we have written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedule, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period. Order backlog was approximately $105.3 million at December 31, 2000, which represents an increase of 49.6% from $70.4 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.4 million during the first quarter of fiscal 2001, compared to $1.2 million provided in the same period in fiscal 2000. Cash provided by operations was higher primarily due to the increase in net income to $8.7 million and decrease in trade receivables of $5.3 million. This was partially offset by an increase in inventory of $3.8 million and a decrease in accounts payable of $8.9 million. We expect future working capital balances to fluctuate based on net sales and the average cycle time of the specific equipment types being manufactured.

As of December 31, 2000, our principal sources of liquidity consisted of approximately $8.0 million of cash and cash equivalents, and $22.1 million available under the Company's $40 million revolving line of credit. The credit facility is with Bank of America and bears interest at the bank's prime lending rate or, at our option for loan amounts of $500,000 or more, at LIBOR plus 1.5%. As of December 31, 2000, the prime interest rate was 9.5%. The revolving line of credit expires on April 1, 2001. The credit agreement has various restrictive covenants, including a prohibition against pledging or in any way encumbering current or operating assets during the term of the credit agreement and the maintenance of various financial ratios. We are in discussions with Bank of America, N.A. for renewal of our revolving line of credit and we expect to complete the renewal prior to April 1, 2001; however, there can be no assurance that we will be successful in obtaining a renewal.

We believe that at our current operations, cash and cash equivalents, funds generated from operations, and funds available under our bank line of credit will be sufficient to meet our planned capital requirements during the next nine months including the spending of approximately $5.0 million to purchase property, plant and equipment. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may sell additional equity or debt to fund such activities or to fund greater than anticipated growth and currently have a common stock shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2000, Semitool adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the Japanese yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended December 31, 2000. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended December 31, 2000.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the three months ended December 31, 2000, the amount transferred from OCI to Other income (expense), net, was not material. The Company estimates that $287,000 of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. When the Company adopts SAB 101 in the fourth quarter of fiscal 2001, it will recognize revenue when it substantially completes the terms of the applicable sales arrangement. While the Company has not fully assessed the impact on it of the adoption of SAB 101, it believes that it may require a significant amount of its net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending September 30, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. In addition, the Company may need to renegotiate the financial covenants under its line of credit agreement. As a result, while SAB 101 would not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flows, implementation of SAB 101 could have an adverse effect on its reported results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of December 31, 2000, we had approximately $4.1 million in fixed-rate long-term debt and approximately $12.3 million in variable-rate short-term debt. As a result, changes in the fixed rate interest market would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge by entering into short-term forward exchange contracts. At December 31, 2000, we held forward contracts to sell Japanese Yen with a face value of $14.0 million, a market value of $12.2 million and an unrealized gain of $1.8 million. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

LITIGATION

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys' fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys' fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. Briefs have been filed by both parties, but no hearing date has been scheduled.

In February 2001, the Company reached a settlement in a lawsuit that was brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA). The effects of this settlement are reflected in our results of operations, financial condition and cash flows for December 31, 2000.

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

SEMITOOL, INC.
Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys' fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys' fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. Briefs have been filed by both parties, but no hearing date has been scheduled.

In February 2001, the Company reached a settlement in a lawsuit that was brought by Mitsubishi Silicon America Corporation, successor to Siltec Corporation (Case No. CV-98-826AA). The effects of this settlement are reflected in our results of operations, financial condition and cash flows for December 31, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 8, 2001, the following proposals were adopted:

1.        To elect six directors of the Company to serve until the 2002 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

                                              Votes              Votes
                                               For              Withheld
                                          --------------       ----------

         Raymon F. Thompson                 23,248,976          3,887,683
         Howard E. Bateman                  26,016,691          1,119,968
         Richard A. Dasen                   26,018,051          1,118,608
         Timothy C. Dodkin                  26,019,491          1,117,168
         Daniel J. Eigeman                  26,016,091          1,120,568
         L. Peter Larson                    26,018,251          1,118,408

2.         To approve and ratify the Amended and Restated Semitool, Inc. 1994 Stock Option Plan, as amended, increasing the number of shares of common stock available for issuance thereunder by 300,000 shares from 3,000,000 shares to 3,300,000 shares.

             For                     Against                   Abstain
       --------------               ---------                 ---------

         20,916,384                 6,175,306                  44,969

3.         To ratify the appointment of PricewaterhouseCoopers, LLP independent auditors for the Company for the fiscal year ending September 30, 2001.

             For                     Against                   Abstain
       --------------               ---------                 ---------

         27,085,706                   8,095                    42,858

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits:

                 There are no exhibits for the three months ended December 31, 2000.

(b)        Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the three months ended December 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SEMITOOL, INC.
                                            --------------
                                            (Registrant)

Date: February 13, 2000         By  /s/William A. Freeman
                                    -----------------------------------
                                    William A. Freeman
                                    Senior Vice President and Chief Financial Officer

                                By  /s/Larry A. Viano
                                    -----------------------------------
                                    Larry A. Viano
                                    Principal Accounting Officer