Form 10-Q
period 2001-03-31
SEMITOOL INC
filed 2001-05-15
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of May 11, 2001
Common Stock	28,340,070

Part I.     Financial Information

Item 1.     Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except for Share Amounts)
                                                                                March 31,        September 30,
                                         ASSETS                                   2001               2000
                                                                            ----------------  ----------------
Current assets:
    Cash and cash equivalents                                                    $    26,483       $     6,711
    Marketable securities                                                              2,911                --
    Trade receivables, less allowance for doubtful
     accounts of $267 and $314                                                        65,263            78,486
    Inventories                                                                       67,744            72,467
    Income tax refund receivable                                                       1,055             1,055
    Prepaid expenses and other current assets                                          4,871             2,237
    Deferred income taxes                                                              6,744             7,235
                                                                            ----------------  ----------------
       Total current assets                                                          175,071           168,191
Property, plant and equipment, net                                                    30,563            29,915
Intangibles, less accumulated amortization of $550 and $4,605                          3,942             3,843
Other assets, net                                                                        619               711
                                                                            ----------------  ----------------
       Total assets                                                              $   210,195       $   202,660
                                                                            ================  ================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                               $       264       $    21,383
    Accounts payable                                                                  13,961            28,246
    Accrued commissions                                                                3,037             2,523
    Accrued warranty and installation                                                 12,385            13,701
    Accrued payroll and related benefits                                               6,511             8,154
    Customer advances                                                                  1,144             2,938
    Income taxes payable                                                              19,715             8,722
    Other liabilities                                                                  3,999             2,624
    Long-term debt, due within one year                                                  338               341
    Payable to shareholder                                                                16                61
                                                                            ----------------  ----------------
       Total current liabilities                                                      61,370            88,693
Long-term debt, due after one year                                                     3,431             3,653
Deferred income taxes                                                                  1,503             1,682
                                                                            ----------------  ----------------
       Total liabilities                                                              66,304            94,028
                                                                            ----------------  ----------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                     --                --
    Common stock, no par value, 75,000,000 shares authorized,
     28,323,760 and 28,306,500 shares issued and outstanding                          44,781            44,621
    Retained earnings                                                                 99,581            63,435
    Accumulated other comprehensive income                                              (471)              576
                                                                            ----------------  ----------------
       Total shareholders' equity                                                    143,891           108,632
                                                                            ----------------  ----------------
       Total liabilities and shareholders' equity                           $        210,195  $        202,660
                                                                            ================  ================

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)

                                                           Three Months Ended            Six Months Ended
                                                                March 31,                    March 31,
                                                       ---------------------------  ---------------------------
                                                           2001            2000         2001            2000
                                                       -----------     -----------  -----------     -----------
Net sales                                              $    69,620     $    54,308  $   141,156     $   103,863
Cost of sales                                               31,250          24,841       63,972          48,579
                                                       -----------     -----------  -----------     -----------
Gross profit                                                38,370          29,467       77,184          55,284
                                                       -----------     -----------  -----------     -----------

Operating expenses:
    Selling, general and administrative                     18,959          15,978       37,557          30,933
    Research and development                                 7,313           5,881       14,151          11,193
                                                       -----------     -----------  -----------     -----------
       Total operating expenses                             26,272          21,859       51,708          42,126
                                                       -----------     -----------  -----------     -----------

Income from operations                                      12,098           7,608       25,476          13,158
Gain on the sale of Semy Engineering, Inc.                  30,948              --       30,948              --
Other expense, net                                            (203)            (60)        (627)            (42)
                                                       -----------     -----------  -----------     -----------
Income before income taxes                                  42,843           7,548       55,797          13,116
Income taxes                                                15,375           2,360       19,650           4,197
                                                       -----------     -----------  -----------     -----------

Net income                                             $    27,468     $     5,188  $    36,147     $     8,919
                                                       ===========     ===========  ===========     ===========

Earnings per share:
Basic                                                  $      0.97     $      0.18  $      1.28     $     0.32
                                                       ===========     ===========  ===========     ===========
Diluted                                                $      0.96     $      0.18  $      1.26     $      0.31
                                                       ===========     ===========  ===========     ===========

Weighted average common shares:
Basic                                                       28,322          28,048       28,318          27,838
                                                       ===========     ===========  ===========     ===========
Diluted                                                     28,737          28,986       28,740          28,639
                                                       ===========     ===========  ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                             Six Months Ended
                                                                                 March 31,
                                                                     --------------------------------
                                                                          2001             2000
                                                                     ---------------  ---------------
Operating activities:
Net income                                                               $    36,147      $     8,919
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              3,932            4,160
    (Gain)/Loss on disposition of assets                                     (30,931)             106
    Change in:
       Trade receivables                                                       5,848          (14,020)
       Inventories                                                              (644)          (8,626)
       Income tax refund receivable                                               --            1,539
       Prepaid expenses and other current assets                              (2,786)             308
       Other assets                                                             (156)            (479)
       Accounts payable                                                      (11,887)           8,300
       Accrued commissions                                                     1,021              908
       Accrued warranty and installation                                      (1,182)           2,410
       Accrued payroll and related benefits                                   (1,220)           1,384
       Customer advances                                                         378             (759)
       Income taxes payable                                                   11,130            2,049
       Other accrued liabilities                                               1,529           (1,841)
       Shareholder payable                                                       (45)              57
                                                                     ---------------  ---------------
          Net cash provided by operating activities                           11,134            4,415
                                                                     ---------------  ---------------

Investing activities:
    Purchases of property, plant and equipment                                (2,846)          (1,485)
    Increase in intangible assets                                               (769)            (708)
    Proceeds from sale of subsidiary, net of cash sold                        33,227               --
    Proceeds from sale of property                                                67               47
                                                                     ---------------  ---------------
          Net cash provided by (used in) investing activities                 29,679           (2,146)
                                                                     ---------------  ---------------

Financing activities:
    Proceeds from exercise of stock options                                      160            3,014
    Borrowings under line of credit and short-term debt                       51,935           49,470
    Repayments under line of credit and short-term debt                      (72,916)         (51,633)
    Repayments of long-term debt and capital leases                             (166)            (217)
                                                                     ---------------  ---------------
          Net cash provided by (used in) financing activities                (20,987)             634
                                                                     ---------------  ---------------

Effect of exchange rate changes on cash and cash equivalents                     (54)              25
                                                                     ---------------  ---------------
Net increase in cash and cash equivalents                                     19,772            2,928
Cash and cash equivalents at beginning of period                               6,711            4,789
                                                                     ---------------  ---------------
Cash and cash equivalents at end of period                               $    26,483      $     7,717
                                                                     ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

                                                              Three Months Ended               Six Months Ended
                                                                   March 31,                       March 31,
                                                          --------------------------      --------------------------

                                                             2001           2000             2001           2000
                                                          -----------    -----------      -----------    -----------

Net income                                                $    27,468    $     5,188      $    36,147    $     8,919
Net gain (loss) on derivative instruments,
  net of tax                                                      (81)            --              202             --
Foreign currency translation adjustment                          (777)           (75)          (1,248)           167
                                                          -----------    -----------      -----------    -----------

Comprehensive income                                      $    26,610    $     5,113      $    35,101    $     9,086
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

The financial information presented as of any date other than September 30, 2000 has been prepared from the books and records without audit. Financial information as of September 30, 2000 has been derived from the audited financial statements of our Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of March 31, 2001, the consolidated results of operations for the three and six month periods ended March 31, 2001 and 2000 and the consolidated cash flows for the three and six month periods ended March 31, 2001 and 2000. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less to be cash equivalents.

MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of securities judged to be other than temporary are included in net income.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2000, we adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

We use derivative instruments to manage some of our exposures to foreign currency risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use cash flow hedge accounting per SFAS 133 to account for our derivatives. At the inception of the hedge, we document the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge. Quarterly, we use forward rates to evaluate our hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, we mark to market the derivative. Any amounts in other comprehensive income on a derivative that no longer qualifies for hedge accounting are transferred to the income statement. At maturity or termination the gain loss on the derivative is calculated and reported in net income.

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

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and six months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and six months ended March 31, 2001.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the three and six months ended March 31, 2001, the amount transferred from OCI to Other income (expense), net, was not material. The Company estimates that $76,000 of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

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

Note 3.     Inventories

The Company's inventories are summarized as follows (in thousands):

                                        March 31, 2001               September 30, 2000
                                      ------------------             ------------------

     Parts and raw materials               $    35,552                    $    36,251
     Work-in-process                            25,532                         31,203
     Finished goods                              6,660                          5,013
                                         ---------------                ---------------
                                           $    67,744                    $    72,467
                                         ===============                ===============

During the six months ended March 31, 2001 and 2000, $3.4 million and $84,000, respectively, of finished goods inventory was transferred to property, plant and equipment.

Note 4.     Income Taxes

The components of the Company's income tax provision are as follows, (in thousands):

                          Three Months Ended                  Six Months Ended
                               March 31,                          March 31,
                      --------------------------         --------------------------
                         2001           2000                2001           2000
                      -----------    -----------         -----------    -----------

     Federal          $    11,765    $     1,659         $    14,882    $     2,562
     State                  3,149            318               3,706            505
     Foreign                  461            383               1,062          1,130
                      -----------    -----------         -----------    -----------
     Total            $    15,375    $     2,360         $    19,650    $     4,197
                      ===========    ===========         ===========    ===========

Note 5.     Contingency

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. The appeal was heard at the Court of Appeals on April 2, 2001 and the parties are awaiting a decision of the Court.

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

Note 6.     Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                           Three Months Ended              Six Months Ended
                                                               March 31,                       March 31,
                                                       --------------------------     --------------------------

                                                           2001           2000           2001            2000
                                                       -----------     ----------     -----------    -----------
     Numerator:
       Net income for basic and diluted
         earnings per share                            $    27,468     $    5,188     $    36,147    $     8,919
                                                       ===========     ==========     ===========    ===========

     Denominator:
       Average common shares used for basic
         earnings per share                                 28,322         28,048          28,318         27,838
     Effect of dilutive stock options                          415            938             422            801
                                                       -----------     ----------     -----------    -----------
     Denominator for diluted earnings per share             28,737         28,986          28,740         28,639
                                                       ===========     ==========     ===========    ===========

Diluted earnings per share excludes the effects of antidilutive stock options of 138,425 and 11,000 at March 31, 2001 and 2000.

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

Note 7.     Sale of Semy Engineering, Inc. Subsidiary:

On February 16, 2001, the Company sold its Semy Engineering, Inc. subsidiary to Brooks Automation, Inc. for approximately $38.9 million, subject to closing adjustments. The Company received cash of approximately $36.0 million and 73,243 shares of Brook's common stock valued at approximately $2.9 million on the date of the sale. This resulted in a gain of approximately $30.9 million ($19.5 million after tax). Semy Engineering, Inc., constituted our entire Software Control Systems segment.

Note 8.     Operating Segment and Geographic Information:

The Company’s reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. The Company’s two reportable segments are Semiconductor Equipment and Software Control Systems. As mentioned in Note 7, the Company has sold Semy Engineering, Inc. and as it was the sole component of the Software Control Systems segment.

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

                                                                                     Total
                                               Equipment         Software           Software      Elim-
      (in thousands)                            Segment           Segment           Segment      inations      Consolidated

Net sales                                      External    External     Internal
Second quarter fiscal 2001                     $ 68,136      $1,484         $ 63      $1,547       $ (63)         $ 69,620
Second quarter fiscal 2000                       51,210       3,098          655       3,753        (655)           54,308
First half fiscal 2001                          133,717       7,439          481       7,920        (481)          141,156
First half fiscal 2000                           96,987       6,876          891       7,767        (891)          103,863

Income (loss) from operations
Second quarter fiscal 2001                       12,704                                 (564)        (42)           12,098
Second quarter fiscal 2000                        7,843                                  232        (467)            7,608
First half fiscal 2001                           24,522                                1,333        (379)           25,476
First half fiscal 2000                           12,909                                  891        (642)           13,158

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution - Forward Looking Statements

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of those provisions, including without limitation, statements regarding demand for our products, use of sales, service and support organizations, the contribution of international sales to net sales, fiscal year 2001 sales, gross margins, research and development, the renewal of our revolving line of credit, costs of manufacturing, interest expense, future balances, the sufficiency of funds, effects of new accounting standards as well as statements regarding our expectations, beliefs, intentions and strategies regarding the future. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact” “continue,” or the negative thereof or other comparable terminology.

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

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 2001 COMPARED WITH SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 2000

Net Sales. Net sales consist of revenues from sales of equipment, spare parts, software and service contracts. Fiscal 2001 second quarter net sales increased 28.2% to $69.6 million from $54.3 million for the same period in fiscal 2000. Fiscal 2001 first half net sales increased 35.9% to $141.2 million from $103.9 million for the same period in fiscal 2000. With the exception of single wafer plating tools, semiconductor equipment sales in the second quarter and first half of fiscal 2001 were up in all product categories compared to the same periods in fiscal 2000. The year over year quarterly and half year increases are principally due to higher shipments for our automated and semi-automated cleaning, stripping and etching tools. Sales consisted of both capacity and technology purchases by our customers and for both integrated circuit manufacturing and advanced packaging applications. Software segment sales were down in the second quarter of fiscal 2001, but up for the first half of fiscal 2001 when compare to the same periods in fiscal 2000.

Our Semiconductor Equipment segment’s net sales were $68.1 million in the second quarter of fiscal 2001, up 33.0% from $51.2 million in net sales for the same period of fiscal 2000. Semiconductor Equipment segment net sales were $133.7 million in the first half of fiscal 2001, up 37.9% from $97.0 million in net sales for the same period of fiscal 2000. Net sales of cleaning, stripping and etching equipment were up 87.9% and 76.9% in the second quarter and first half of fiscal 2001 when compared to the same periods in fiscal 2000. Despite the fact that sales are up in fiscal 2001 periods, we are apparently in the beginning of an industry downturn, whereas sales in the fiscal year 2000 periods were in the early stages of an industry upturn. Electroplating tool sales were down 59.5% and 29.9% in the second quarter and first half of fiscal 2001 when compared to the same periods in fiscal 2000. This is a result of a combination of factors including the timing of technology purchases, the industry downturn and normal period to period fluctuations.

The Software Control Systems segment’s net sales were $1.5 million in the second quarter of fiscal 2001 which includes approximately $63,000 of intercompany sales, and is down 60.5% from $3.8 million in the second fiscal quarter of 2000. Sales were down in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000 as Semy Engineering, Inc, the subsidiary that constituted this segment, was sold on February 16,2001. We reported net sales for the segment through that date. Net segment sales were $7.9 million in the first half of fiscal 2001, which includes approximately $481,000 of intercompany sales and are up slightly over fiscal 2000 sales of $7.8 million which includes intercompany sales of $891,000.

Gross Profit. Gross margin was 55.1% and 54.7% of net sales in the second quarter and first half of fiscal 2001 compared to 54.3% and 53.2% of net sales for the same periods in fiscal 2000. The increase in gross margin was primarily due to efficiencies caused by increased manufacturing activity and purchasing economies of scale. The effect of the settlement of Mitsubishi Silicon America Corporation's lawsuit against us is reflected in the gross margin for the first half of fiscal 2001. Our gross margin has been, and will continue to be, affected by a variety of factors, including the sales volume mix and average selling price of products sold, and the cost to manufacture, service and support new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were $19.0 million or 27.2% of net sales for the second quarter of fiscal 2001, compared to $16.0 million or 29.4% of net sales for the same period in fiscal 2000. SG&A expenses were $37.6 million or 26.6% of net sales for the first half of fiscal 2001, compared to $30.9 million or 29.8% of net sales for the same period in fiscal 2000. SG&A expenses increased on an absolute basis primarily due to increased sales staff expenses, field service staff expenses and commission expenses related to higher Asian sales. The decrease as a percentage of net sales is primarily due to sales volume increasing at a faster rate than that of SG&A expenses.

Research and Development. Research and development (R&D) expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with our research and development efforts. R&D expense was $7.3 million or 10.5% of net sales in the second quarter of fiscal 2001 as compared to $5.9 million or 10.8% of net sales for the same period in fiscal 2000. R&D expense was $14.2 million or 10.0% of net sales for the first half of fiscal 2001, compared to $11.2 million or 10.8% of net sales for the same period in fiscal 2000. The absolute dollar increase from fiscal 2000 to fiscal 2001 is primarily attributable to development of general product enhancements and work related to the development of 300mm wafer tools for all semiconductor equipment product lines. The decline as a percentage of sales in the first quarter of fiscal 2001 compared to the same period in fiscal 2000 is a result of increased sales volume.

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

Our Semiconductor Equipment Segment’s income from operations was $12.7 million in the second quarter and $24.5 million in the second half of fiscal 2001, up $4.9 million and $11.6 million compared to the second quarter and first half of fiscal 2000. Income from operations is up in the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000 primarily due to increased sales activity, improved gross margins and an operating expense growth rate that was slower than the growth of net sales.

The Software Control Systems Segment’s loss from operations was approximately $564,000 in the second quarter and $1.3 million in income from operations for the first half of fiscal 2001. This is down $796,000 from the income from operations of approximately $232,000 for the second quarter of fiscal 2000 and up $442,000 from the income from operations of approximately $891,000 in the first half of 2000.

Other Income (Expense), Net. Other income (expense), net was a net other expense of approximately $203,000 in the second quarter of fiscal 2001, which includes, among others, interest expense of approximately $291,000 and a foreign exchange loss on unhedged foreign assets of approximately $311,000, net of interest income of $226,000. This compares to an other expense, net of $60,000 in the same period of fiscal 2000, which includes, among others, interest expense of approximately $249,000 and a foreign exchange gain of approximately $62,000, net of interest income. Other income (expense), net was a net other expense of approximately $627,000 for the first half of fiscal 2001, which includes, among others, interest expense of approximately $619,000, foreign exchange loss of $496,000 on unhedged foreign assets, net of interest income of $310,000. This compares to a net other expense of $43,000 during the same period in fiscal 2000 and includes, among others, interest expense of approximately $521,000, foreign exchange gain on unhedged foreign assets of approximately $176,000, net of interest income of approximately $47,000.

Income Taxes. The provision for income taxes for the second quarter and first half of fiscal 2001 was a $15.4 and $19.7 million tax provision compared to $2.4 and $4.2 million for the same periods of fiscal 2000. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which were estimated to be 35.9% and 35.2% in the second quarter and first half of fiscal 2001 compared to 31.3% and 32.0% for the same periods in fiscal 2000. The increased effective tax rates in the fiscal 2001 periods as compared to the same periods in fiscal 2000 are primarily the result of taxes related to the sale of Semy Engineering, Inc.

Backlog. We include in our backlog those customer orders for which we have written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. We experienced order cancellations during the quarter. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedule, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period. Order backlog was approximately $69.0 million at March 31, 2001, which represents a decrease of 25.1% from $92.1 million at March 31, 2000. Approximately $5.0 million or 21.6% of this reduction is the result of selling Semy Engineering, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $11.1 million during the first half of fiscal 2001, which was $6.7 million higher than in the same period of fiscal 2000. This was primarily the result of a $7.7 million increase in net income in the first half of fiscal 2001 compared to the same period of fiscal 2000, excluding the gain from the sale of Semy Engineering.

During the first half of fiscal 2001 investing activities included net cash from the sale of Semy of $33.2 million and cash used to purchase $2.8 million in fixed assets, which consisted mainly of equipment for our labs. Financing activities consist primarily of paying our line of credit down $21.0 million during the first half of fiscal 2001. No amounts were outstanding under this facility at March 31, 2001.

As of March 31, 2001, our principal sources of liquidity consisted of approximately $26.5 million of cash and cash equivalents, $2.9 million in marketable securities, and $40 million available under the Company’s $40 million revolving line of credit. The credit facility is with Bank of America and bears interest at the bank’s prime lending rate or, at our option for loan amounts of $500,000 or more, at LIBOR plus 1.5%. As of March 31, 2001, the prime interest rate was 8.0%. The credit agreement has various restrictive covenants, including a prohibition against pledging or encumbering current or operating assets during the term of the credit agreement and the maintenance of various financial ratios. The revolving line of credit expires July 1, 2001. We are in discussions for renewal of our revolving line of credit and we expect to have the new facility in place on or before July 1, 2001; however, there can be no assurance that we will be successful in securing this credit facility.

We believe that at our current operations, cash and cash equivalents, funds generated from operations, and funds available under the bank line of credit will be sufficient to meet our operating and planned capital requirements for at least the next twelve months including the spending of approximately $5.0 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical our liquidity requirements need to be sufficient to not only meet our needs during an industry downturn, but also to handle our working capital needs in an upturn. We believe that our present liquidity position is sufficient to take us through the current industry downturn cycle and into the next industry cycle. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may sell additional equity or debt to fund such activities or to fund greater than anticipated growth and currently have a common stock shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2000, we adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

We use derivative instruments to manage some of our exposures to foreign currency risks. Our objective for holding derivatives is to minimize our risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use cash flow hedge accounting per SFAS 133 to account for our derivatives. At the inception of the hedge, we document the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge. Quarterly, we use forward rates to evaluate our hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, we mark to market the derivative. Any amounts in other comprehensive income on a derivative that no longer qualifies for hedge accounting are transferred to the income statement. At maturity or termination the gain loss on the derivative is calculated and reported in net income.

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

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and six months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and six months ended March 31, 2001.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the three and six months ended March 31, 2001, the amount transferred from OCI to Other income (expense), net, was not material. The Company estimates that $76,000 of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

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

As of March 31, 2001, we had approximately $3.8 million in fixed-rate long-term debt and approximately $264,000 in variable-rate short-term debt. Changes in the fixed rate interest market would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge by entering into short-term forward exchange contracts. At March 31, 2001, we held forward contracts to sell Japanese Yen with a face value of $10.8 million, a market value of $11.7 million and an unrealized gain of $900,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

SEMITOOL, INC.
Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus answered the complaint by denying all of the allegations and counter-claiming for declaratory judgment of invalidity and noninfringement and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000, and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. The appeal was heard at the Court of Appeals on April 2, 2001 and the parties are awaiting a decision of the Court.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)        Exhibits:

           10.36        Loan Modification Agreement, dated March 29, 2001, between the Company and Bank of America

(b)        Reports on Form 8-K:

           A Report of Form 8-K was filed on March 2, 2001. This report contained information relating to the sale of Semy Engineering, Inc., a wholly-owned subsidiary, which was completed on February 16, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMITOOL, INC.
(Registrant)
Date: May 11, 2001        By   /s/William A. Freeman
                                 -----------------------------------------------
                                   William A. Freeman
                                   Senior Vice President and Chief Financial Officer

                            By   /s/Larry A. Viano
                                 -----------------------------------------------
                                   Larry A. Viano
                                   Principal Accounting Officer
Exhibit Index

Exhibit No.                                 Description
-----------                                 -----------

10.36        Loan Modification Agreement, dated March 29, 2001, between the Company and Bank of America

Exhibit 10.36

Loan Modification Agreement

        This agreement amends the Promissory Note dated July 5, 2000 (“Note”) and Business Loan Agreement dated July 5, 2000 (“Business Loan Agreement”), each executed by Semitool, Inc. (“Borrower”) in favor of Bank of America, N.A. (“Bank”), regarding a loan in the maximum principal amount of $40,000,000.00 (the “Loan”). For mutual consideration, Borrower and Bank agree to amend the above loan documents as follows:

        1. Maturity Date. The maturity date of the Note is changed to July 1, 2001. Bank's commitment to make advances under its line of credit is also extended to July 1, 2001.

        2. Other Terms. Except as specifically amended by this agreement or any prior amendment, all other terms, conditions, and definitions of the Note, Business Loan Agreement, and all other security agreements, guaranties, deeds of trust, mortgages, and other instruments or agreements entered into with regard to the Loan shall remain in full force and effect.

        DATED March 29, 2001

Bank:                                        Borrower:

Bank of America, N.A                         Semitool, Inc.

By: /s/Mark Crawford                         By: /s/Raymon F. Thompson
    -------------------------------              -------------------------------

Title Senior Vice President                  Title CEO, President
      -----------------------------                -----------------------------