Form 10-Q
period 2001-06-30
SEMITOOL INC
filed 2001-08-13
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of August 6, 2001
Common Stock	28,380,442

Part I.     Financial Information

Item 1.     Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except for Share Amounts)

                                                                             June 30,        September 30,
                                         ASSETS                                2001              2000
                                                                      ---------------  ---------------
Current assets:
    Cash and cash equivalents                                             $        35,739  $         6,711
    Marketable securities                                                           3,377               --
    Trade receivables, less allowance for doubtful
     accounts of $267 and $314                                                     56,982           78,486
    Inventories                                                                    59,686           72,467
    Income tax refund receivable                                                    1,002            1,055
    Prepaid expenses and other current assets                                       4,429            2,237
    Deferred income taxes                                                           6,744            7,235
                                                                          ---------------  ---------------
       Total current assets                                                       167,959          168,191
Property, plant and equipment, net                                                 29,995           29,915
Intangibles, less accumulated amortization of $529 and $4,605                       4,028            3,843
Other assets, net                                                                     634              711
                                                                          ---------------  ---------------
       Total assets                                                       $       202,616  $       202,660
                                                                          ===============  ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                        $         1,320  $        21,383
    Accounts payable                                                               12,688           28,246
    Accrued commissions                                                             1,741            2,523
    Accrued warranty and installation                                              12,126           13,701
    Accrued payroll and related benefits                                            6,557            8,154
    Customer advances                                                               1,392            2,938
    Income taxes payable                                                           11,360            8,722
    Other liabilities                                                               1,990            2,624
    Long-term debt, due within one year                                               342              341
    Payable to shareholder                                                            128               61
                                                                          ---------------  ---------------
       Total current liabilities                                                   49,644           88,693
Long-term debt, due after one year                                                  3,346            3,653
Deferred income taxes                                                               1,656            1,682
                                                                          ---------------  ---------------
       Total liabilities                                                           54,646           94,028
                                                                          ---------------  ---------------

Contingency (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                  --               --
    Common stock, no par value, 75,000,000 shares authorized,
      28,377,417 and 28,306,500 shares issued and outstanding                      45,102           44,621
    Retained earnings                                                             103,096           63,435
    Accumulated other comprehensive income (loss)                                    (228)             576
                                                                          ---------------  ---------------
       Total shareholders' equity                                                 147,970          108,632
                                                                          ---------------  ---------------
       Total liabilities and shareholders' equity                         $       202,616  $       202,660
                                                                          ===============  ===============

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)

                                                  Three Months Ended               Nine Months Ended
                                                       June 30,                        June 30,
                                              --------------------------      --------------------------

                                                  2001           2000              2001           2000
                                             -----------    -----------      -----------    -----------
Net sales                                     $    54,635    $    64,910      $   195,791    $   168,773
Cost of sales                                      26,932         31,192           90,904         79,771
                                              -----------    -----------      -----------    -----------
Gross profit                                       27,703         33,718          104,887         89,002
                                              -----------    -----------      -----------    -----------

Operating expenses:
    Selling, general and administrative            15,941         17,671           53,498         48,604
    Research and development                        7,282          6,068           21,433         17,261
                                              -----------    -----------      -----------    -----------
       Total operating expenses                    23,223         23,739           74,931         65,865
                                              -----------    -----------      -----------    -----------

Income from operations                              4,480          9,979           29,956         23,137
Other income, net                                     667            209               40            167
Gain on sale of subsidiary                            106             --           31,054             --
                                              -----------    -----------      -----------    -----------
Income before income taxes                          5,253         10,188           61,050         23,304
Income taxes                                        1,739          3,260           21,389          7,457
                                              -----------    -----------      -----------    -----------

Net income                                    $     3,514    $     6,928      $    39,661    $    15,847
                                              ===========    ===========      ===========    ===========

Earnings per share:
Basic                                         $      0.12    $      0.24      $      1.40    $      0.57
                                              ===========    ===========      ===========    ===========
Diluted                                       $      0.12    $      0.24      $      1.38    $      0.55
                                              ===========    ===========      ===========    ===========

Weighted average common shares:
Basic                                              28,356         28,279           28,331         27,984
                                              ===========    ===========      ===========    ===========
Diluted                                            28,760         28,917           28,747         28,823
                                              ===========    ===========      ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                          ---------------------------------
                                                                           2001              2000
                                                                 ---------------   ---------------
Operating activities:
Net income                                                            $        39,661   $        15,847
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               5,757             6,020
    (Gain)/Loss on disposition of assets                                      (30,748)              170
    Change in:
       Trade receivables                                                       14,349           (24,712)
       Inventories                                                              7,489           (21,607)
       Income tax refund receivable                                                53             1,698
       Prepaid expenses and other current assets                               (2,359)             (558)
       Other assets                                                              (183)             (149)
       Accounts payable                                                       (13,540)           13,752
       Accrued commissions                                                       (275)            1,231
       Accrued warranty and installation                                       (1,456)            4,498
       Accrued payroll and related benefits                                    (1,173)            2,431
       Customer advances                                                          625             1,168
       Income taxes payable                                                     2,774             3,932
       Other accrued liabilities                                                 (475)             (907)
       Shareholder payable                                                         67                --
                                                                      ---------------   ---------------
          Net cash provided by operating activities                            20,566             2,814
                                                                      ---------------   ---------------

Investing activities:
    Purchases of property, plant and equipment                                 (4,107)           (3,742)
    Increase in intangible assets                                              (1,121)           (1,086)
    Proceeds from sale of subsidiary, net of cash sold                         33,333                --
    Proceeds from sale of assets                                                   67                70
                                                                      ---------------   ---------------
          Net cash provided by (used in) investing activities                  28,172            (4,758)
                                                                      ---------------   ---------------

Financing activities:
    Proceeds from exercise of stock options                                       481             3,173
    Borrowings under line of credit and short-term debt                        53,306            80,892
    Repayments under line of credit and short-term debt                       (73,161)          (79,638)
    Repayments of long-term debt and capital leases                              (252)             (314)
                                                                      ---------------   ---------------
          Net cash provided by (used in) financing activities                 (19,626)            4,113
                                                                      ---------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                      (84)               16
                                                                      ---------------   ---------------
Net increase in cash and cash equivalents                                      29,028             2,185
Cash and cash equivalents at beginning of period                                6,711             4,789
                                                                      ---------------   ---------------
Cash and cash equivalents at end of period                            $        35,739   $         6,974
                                                                      ===============   ===============

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

                                                     Three Months Ended               Nine Months Ended
                                                          June 30,                        June 30,
                                         --------------------------      --------------------------

                                                    2001           2000             2001           2000
                                              -----------    -----------      -----------    -----------

Net income                                       $     3,514    $     6,928      $    39,661    $    15,847
Net gain (loss) on derivative instruments               (116)            --               73             --
Unrealized gain (loss) on available-for-
  sale securities, net of tax                            309             --              322             --
Foreign currency translation adjustment                   49           (208)          (1,199)           (41)
                                                 -----------    -----------      -----------    -----------

Comprehensive income                             $     3,756    $     6,270      $    38,857    $    15,806
                                                 ===========    ===========      ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Basis of Presentation

The Company prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. We believe the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2000 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 2000 has been prepared from the books and records without audit. Financial information as of September 30, 2000 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of June 30, 2001, the consolidated results of operations for the three and nine month periods ended June 30, 2001 and 2000 and the consolidated cash flows for the nine month period ended June 30, 2001 and 2000. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with maturities of ninety days or less to be cash equivalents.

MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss) (“OCI”). Realized gains and losses and declines in value of securities judged to be other than temporary are included in net income.

DERIVATIVES

Effective October 1, 2000, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

We use derivative instruments to manage some of our exposures to foreign currency risks. The objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use cash flow hedge accounting per SFAS 133 to account for our hedges. At the inception of the hedge, we document the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge. Quarterly, we use forward rates to evaluate our hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, we mark the derivative to market. Any amounts in OCI on a derivative that no longer qualifies for hedge accounting are transferred to the statement of income. At maturity or termination the gain or loss on the derivative is calculated and reported in net income.

Certain forecasted transactions and assets are exposed to foreign currency risk. We monitor our foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and nine months ended June 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and nine months ended June 30, 2001.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the three and nine months ended June 30, 2001, the amount transferred from OCI to Other income (expense), net, was not material. We estimate that $76,000 of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. When the Company adopts SAB 101 in the fourth quarter of fiscal 2001, it will recognize revenue when it substantially completes the terms of the applicable sales arrangement. While we have not fully assessed the impact on the Company of the adoption of SAB 101, we believe that it may require a significant amount of net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending September 30, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. As a result, while SAB 101 would not affect the fundamental aspects of the Company’s operations as measured by its shipments and cash flows, implementation of SAB 101 could have an adverse effect on its reported results of operations.

Note 2.        Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3.        Inventories

The Company's inventories are summarized as follows (in thousands):

                                        June 30, 2001                 September 30, 2000
                                   -----------------------          -----------------------

     Parts and raw materials            $      30,701                    $      36,251
     Work-in-process                           22,178                           31,203
     Finished goods                             6,807                            5,013
                                        -------------                    -------------
                                        $      59,686                    $      72,467
                                        =============                    =============

During the nine months ended June 30, 2001 and 2000, $3.4 million and $269,000, respectively, of finished goods inventory was transferred to property, plant and equipment.

Note 4.        Income Taxes

The components of the Company's income tax provision are as follows, (in thousands):

                         Three Months Ended                  Nine Months Ended
                              June 30,                           June 30,
             --------------------------         --------------------------
                        2001           2000                2001            2000
                   -----------    -----------         -----------    -----------

     Federal         $       628    $     2,203         $    15,510    $     4,766
     State                   291            555               3,997          1,060
     Foreign                 820            502               1,882          1,631
                     -----------    -----------         -----------    -----------
     Total           $     1,739    $     3,260         $    21,389    $     7,457
                     ===========    ===========         ===========    ===========

Note 5.        Contingencies

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We sought damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17,2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. On June 8, 2001, the United States Court of Appeals for the Federal Circuit upheld the District Court’s dismissal of the case based on a motion for summary judgment. It is the opinion of management that the dismissal of this case will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

On June 11, 2001, the Company filed suits against Applied Materials, Inc. in the United States District Court for the Northern District of California, and against Novellus Systems, Inc. (Case No. CV-01-874 KI), Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR) in the United States District Court for the District of Oregon. The suit against Applied Materials, Inc. was withdrawn from the Northern District of California and refiled in the District Court for the District of Oregon on July 12, 2001 (Case No. CV-01-1066 AS). The suits allege infringement of Semitool's U.S. patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints with answers denying the claims and seeking to have the patent declared invalid.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of it's business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Note 6.        Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                            Three Months Ended              Nine Months Ended
                                                                 June 30,                       June 30,
                                                --------------------------     --------------------------

                                                           2001           2000            2001           2000
                                                     -----------    -----------     -----------    -----------
     Numerator:
       Net income for basic and diluted
         earnings per share                             $     3,514    $     6,928     $    39,661    $    15,847
                                                        ===========    ===========     ===========    ===========

     Denominator:
       Average common shares used for basic
         earnings per share                                  28,356         28,279          28,331         27,984
     Effect of dilutive stock options                           404            638             416            839
                                                        -----------    -----------     -----------    -----------
     Denominator for diluted earnings per share              28,760         28,917          28,747         28,823
                                                        ===========    ===========     ===========    ===========

Diluted earnings per share excludes the effects of antidilutive stock options of 137,715 and 10,000 at June 30, 2001 and 2000.

Note 7.        Sale of Semy Engineering, Inc. Subsidiary:

On February 16, 2001, the Company sold its Semy Engineering, Inc. subsidiary to Brooks Automation, Inc. (“Brooks”) for approximately $39.4 million. The Company received cash of approximately $36.5 million and 73,243 shares of Brook's common stock valued at approximately $2.9 million on the date of the sale. This resulted in a gain of approximately $31.1 million ($19.6 million after tax). Semy Engineering, Inc., constituted our entire Software Control Systems segment.

Note 8.        Operating Segment and Geographic Information:

The Company’s reportable segments were determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. The two reportable segments were Semiconductor Equipment and Software Control Systems. As mentioned in Note 7, the Company has sold Semy Engineering, Inc. and it was the sole component of the Software Control Systems segment.

The Semiconductor Equipment segment’s primary products perform wafer cleaning, stripping and etching, and electroplating processes in the manufacturing of IC devices and for IC advanced packaging applications. The Software Control Systems segment’s primary products were designed to provide a communication interface to monitor and control most of the front-end process equipment in a fab. The Semiconductor Equipment segment’s current product offerings qualify for aggregation under SFAS 131 as the products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

The accounting policies of the segments were the same as those described in the “Summary of Significant Accounting Policies”. Segment operating results were measured based on income (loss) from operations. Intersegment sales were based on internal transfer prices. Intersegment sales reflect sales of products from the Software Control Systems segment to the Semiconductor Equipment segment. The segment information below presents comparative data for the first nine months of fiscal 2001 and 2000. Quarterly data is not presented as there was only one operating segment, Semiconductor Equipment, in the third quarter of fiscal 2001.

                                                                              Total
                                        Equipment         Software          Software       Elim-
      (in thousands)                     Segment           Segment           Segment     inations       Consolidated

Net sales                               External    External    Internal
First nine months fiscal 2001          $ 188,352     $ 7,439       $  481     $ 7,920       $(481)       $  195,791
First nine months fiscal 2000            157,358      11,415        1,383      12,798      (1,383)          168,773

Income (loss) from operations
First nine months fiscal 2001             29,002                                1,333        (379)           29,956
First nine months fiscal 2000             22,330                                1,834      (1,027)           23,137

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution - Forward Looking Statements

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of those provisions, including without limitation, statements regarding demand for our products, use of sales, service and support organizations, the contribution of international sales to net sales, expected fiscal 2001 fourth quarter net sales, net income and earnings per share, fiscal year 2001 sales and net income, gross margins, research and development, the renewal of our revolving line of credit, costs of manufacturing, interest expense, future balances, the sufficiency of funds, effects of new accounting standards, the amount of net derivative gains to be included in other comprehensive income, the effects of the pending litigation, the effects of the sale of additional equity securities or the issuance of equity securities, our present liquidity position, the effects of a change in long-term interest rates, a change in foreign exchange rates on hedged transactions and the effects of change in the value of the Brooks stock, as well as statements regarding our expectations, beliefs, intentions and strategies regarding the future. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact” “continue,” or the negative thereof or other comparable terminology.

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

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2001 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2000

Net Sales. Fiscal 2001 third quarter net sales consist of revenues from sales of equipment, spare parts and service by our Semiconductor Equipment Segment. In addition, from the beginning of fiscal 2001 through February 16, 2001 and throughout fiscal year 2000, net sales included sales of software by our Software Segment which was sold on February 16, 2001.

Semiconductor Equipment Segment Net Sales. Segment fiscal 2001 third quarter net sales were $54.6 million down 9.6% from $60.4 million in net sales for the same period of fiscal 2000. For the first nine months of fiscal 2001, segment net sales were $188.4 million up 19.7% from $157.4 million in net sales for the same period last year. Segment third quarter net sales were lower as a result of the decline in sales of cleaning, stripping, etching and electrochemical deposition equipment which was partially offset by a slight increase in parts and service revenues. Fiscal 2001‘s nine-month year over year increase in net sales was driven by a 45.2% increase in cleaning equipment revenues, which more than offset a decline in electrochemical deposition revenues. The quarter over quarter decline in net sales and the year over year increase in net sales were favorably impacted by an increase in sales of our Spectrum, automated batch tool, and Millennium, single wafer processor, in both periods. For most of fiscal year 2000, the semiconductor equipment industry experienced a cyclical upturn in business, while in fiscal year 2001, the industry is experiencing a significant downturn. Our expectation for fiscal year fourth quarter net sales is a further decline from the third quarter level to a range of $40 to $45 million. Fiscal fourth quarter net income is also expected to decline and range from breakeven to a net loss of approximately $2.3 million or $0.08 per share. The sequential third quarter decline and the expected decline in fiscal fourth quarter net sales is a result of a combination of factors including the industry downturn, timing of technology purchases by our customers, and normal period to period fluctuations.

Software Segment Net Sales. The Company’s software segment was comprised solely of Semy Engineering, Inc. which was sold on February 16, 2001. There were no software sales in fiscal 2001‘s third quarter while nine month software sales include $7.9 million from the first six months operations, which includes $481,000 of intercompany sales. Segment sales for fiscal 2000 third quarter and nine months were $5.0 million and $12.8 million, respectively, and included intercompany sales of $492,000 and $1.4 million, respectively.

Gross Profit. Fiscal 2001‘s third quarter and nine months gross margin was 50.7% and 53.6% of net sales, respectively, compared to 51.9% and 52.7% for the same periods in fiscal 2000. Fiscal 2001 third quarter gross margin was negatively impacted by a decline in volume primarily associated with the semiconductor equipment industry slowdown and by higher costs associated with a leading-edge alpha tool for a new market niche. Our gross margin has been, and will continue to be, affected by a variety of factors, including sales volume, sales mix, average selling price of products sold, and the cost of manufacturing, servicing and supporting new and enhanced products.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $15.9 million or 29.2% of net sales for the third quarter of fiscal 2001 compared to $17.7 million or 27.2% of net sales for the same period in fiscal 2000. SG&A expense for fiscal 2001 third quarter was lower in absolute dollars but higher as a percentage of net sales due to sales declining at a faster rate, primarily due to the semiconductor equipment industry cyclical downturn than the Company was able to reduce expenses. SG&A expenses were $53.5 million or 27.3% of net sales for the first nine months of fiscal 2001 compared to $48.6 million or 28.8% of net sales for the same period in fiscal 2000.

Research and Development. Research and development (“R&D”) expense consists of salaries, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $7.3 million or 13.3% of net sales compared to $6.1 million or 9.3% of net sales for the same period in fiscal 2000. R&D expense for the first nine months of fiscal 2001 was $21.4 million or 10.9% of net sales compared to $17.3 million or 10.2% of net sales for the same period in fiscal 2000. The absolute dollar increase from fiscal 2000 to fiscal 2001 for both comparative periods is primarily attributable to development of general product enhancements for cleaning, stripping, etching and electrochemical deposition equipment and work related to the development of 300mm wafer tools for all semiconductor equipment product lines.

Our research and development expenses have fluctuated from quarter to quarter in the past. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given quarter. We expect to continue to fund R&D expenditures with a multi-year perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Segment Income from Operations. Subsequent to the February 16, 2001 sale of Semy Engineering, Inc., the sole component of our Software Segment, income from operations is derived solely from our Semiconductor Equipment Segment. Our Semiconductor Equipment Segment’s income from operations was $4.5 million or 8.2% of net sales and $29.0 million or 14.8% of net sales for the third quarter and first nine months of fiscal 2001, respectively, compared to $9.4 million or 14.5% of net sales and $22.3 million or 13.2% of net sales for the same periods in fiscal 2000. Segment income from operations for fiscal 2001 third quarter was negatively impacted by lower gross profit, primarily due to declining sales related to the semiconductor equipment industry downturn and higher costs of a leading-edge alpha tool for a new market niche. In addition, our operating expenses are somewhat fixed in the short-term and third quarter operating expenses declined at substantially lower rate than the rate of decline for net sales and gross profit, further depressing income from operations.

Other Income (Expense), Net. Net other income was approximately $667,000 in the third quarter of fiscal 2001 and included, among others, interest income of approximately $405,000, a foreign exchange gain on unhedged foreign assets of approximately $263,000, and interest expense of $79,000. This compares to net other income of $209,000 in the same period of fiscal 2000, which included, among others, a foreign exchange gain of approximately $263,000 and interest expense of approximately $180,000. Net other income was approximately $40,000 for the first nine months of fiscal 2001, and included, among others, interest income of $715,000, interest expense of approximately $698,000 and foreign exchange loss on unhedged foreign assets of $233,000. This compares to a net other income of $167,000 during the same period in fiscal 2000 which included, among others, a foreign exchange gain on unhedged foreign assets of approximately $440,000, interest income of approximately $50,000 and interest expense of approximately $701,000.

Income Taxes. The provision for income taxes for the third quarter and first nine months of fiscal 2001 was $1.7 and $21.4 million compared to $3.3 and $7.5 million for the same periods of fiscal 2000. Income tax provisions are made based on the blended estimate of federal, state and foreign effective income tax rates which were estimated to be 33.0% and 35.0% in the third quarter and first nine months of fiscal 2001 compared to 32.0% and 32.0% for the same periods in fiscal 2000. The increased effective tax rate in the fiscal 2001 first nine months as compared to the same period in fiscal 2000 is primarily the result of taxes related to the sale of Semy Engineering, Inc.

Backlog. We include in our backlog those customer orders for which we have written authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no penalty. We experienced order cancellations of approximately $2.4 million during the quarter. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery schedule, cancellations, and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual sales for any succeeding period. Order backlog was approximately $60.2 million at June 30, 2001, which represents a decrease of 43.9% from $107.3 million at June 30, 2000. Approximately $7.6 million or 7.1 percentage points of this reduction is the result of selling Semy Engineering, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $20.6 million during the first nine months of fiscal 2001, which was $17.8 million higher than in the same period of fiscal 2000. This was primarily the result of a $4.3 million increase in net income excluding the after-tax gain from the sale of Semy Engineering, a $14.3 million decrease in accounts receivable and a $7.5 million decrease in inventories which were partially offset by a $13.5 million decrease in accounts payable. The decrease in accounts receivable, inventories and accounts payable are primarily attributable to declining sales volume related to the semiconductor equipment industry downturn.

During the first nine months of fiscal 2001 investing activities included net cash from the sale of Semy of $33.3 million and cash used to purchase $7.5 million in fixed assets, which consisted mainly of lab, office, and manufacturing equipment. Financing activities consist primarily of short-term debt repayments of $21.0 million during the first half of fiscal 2001.

As of June 30, 2001, our principal sources of liquidity consisted of approximately $35.7 million of cash and cash equivalents, $3.4 million in marketable securities, and $40 million available under the Company’s $40 million revolving line of credit. The credit facility is with Bank of America and bears interest at the bank’s prime lending rate or, at our option for loan amounts of $500,000 or more, at LIBOR plus 1.5%. As of June 30, 2001, the prime interest rate was 6.75%. The credit agreement has various restrictive covenants, including a prohibition against pledging or encumbering current or operating assets during the term of the credit agreement and the maintenance of various financial ratios. The revolving line of credit expires October 1, 2001. For long-term liquidity needs we are in discussions for renewal of our revolving line of credit on a multi-year basis and we expect to have the new facility in place on or before October 1, 2001; however, there can be no assurance that we will be successful in securing this credit facility.

We believe that at our current operations, cash and cash equivalents, funds generated from operations, and funds available under the revolving line of credit will be sufficient to meet our operating and planned capital requirements for at least the next twelve months including the spending of approximately $8.0 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical, our liquidity requirements need to be sufficient to not only meet our needs during an industry downturn, but also to handle our working capital needs in an upturn. We believe that our present liquidity position combined with funds generated from future operations and funds available under the revolving line of credit will be sufficient to meet the Company's long-term liquidity needs. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may sell additional equity or debt to fund such activities or to fund greater than anticipated needs and currently have a common stock shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

DERIVATIVES

Effective October 1, 2000, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

We use derivative instruments to manage some of our exposures to foreign currency risks. The objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use cash flow hedge accounting per SFAS 133 to account for our hedges. At the inception of the hedge, we document the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge. Quarterly, we use forward rates to evaluate our hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, we mark the derivative to market. Any amounts in OCI on a derivative that no longer qualifies for hedge accounting are transferred to the statement of income. At maturity or termination the gain or loss on the derivative is calculated and reported in net income.

Certain forecasted transactions and assets are exposed to foreign currency risk. We monitors our foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and nine months ended June 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and nine months ended June 30, 2001.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the three and nine months ended June 30, 2001, the amount transferred from OCI to other income (expense), net, was not material. We estimate that $76,000 of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. When the Company adopts SAB 101 in the fourth quarter of fiscal 2001, it will recognize revenue when it substantially completes the terms of the applicable sales arrangement. While we have not fully assessed the impact on the Company of the adoption of SAB 101, we believe that it may require a significant amount of net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending September 30, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. As a result, while SAB 101 would not affect the fundamental aspects of the Company’s operations as measured by its shipments and cash flows, implementation of SAB 101 could have an adverse effect on its reported results of operations.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of June 30, 2001, we had approximately $3.7 million in fixed-rate long-term debt and approximately $1.3 million in variable-rate short-term debt. Changes in the fixed rate interest market would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge by entering into short-term forward exchange contracts. At June 30, 2001, we held forward contracts to sell Japanese Yen with a face value of $8.75 million, a market value of $8.1 million and an unrealized gain of $650,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

With the sale of Semy Engineering, Inc. to Brooks Automation, Inc. (“Brooks”), we received 73,243 shares of Brooks stock. We have market risk related to this stock that had a market value of $3.4 million on June 30, 2001. We believe a 10% change in the value of the stock would not have a material effect on our business, financial condition, results of operations or cash flows.

SEMITOOL, INC.
Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

In August 1998, the Company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We sought damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17,2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. On June 8, 2001, the United States Court of Appeals for the Federal Circuit upheld the District Court’s dismissal of the case based on a motion for summary judgment. It is the opinion of management that the dismissal of this case will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

On June 11, 2001, the Company filed suits against Applied Materials, Inc. in the United States District Court for the Northern District of California, and against Novellus Systems, Inc. (Case No. CV-01-874 KI), Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR) in the United States District Court for the District of Oregon. The suit against Applied Materials, Inc. was withdrawn from the Northern District of California and refiled in the District Court for the District of Oregon on July 12, 2001 (Case No. CV-01-1066 AS). The suits allege infringement of Semitool's U.S. patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints with answers denying the claims and seeking to have the patent declared invalid.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of it's business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Item 6.        Exhibits and Reports on Form 8-K

(a)        Exhibits:

     10.37        Loan Modification Agreement, dated June 22, 2001, between the Company and Bank of America

(b)        Reports on Form 8-K:

Current Report of Form 8-K/A was filed on May 18, 2001. This report contained information relating to the sale of Semy Engineering, Inc., a wholly-owned subsidiary, which was completed on February 16, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SEMITOOL, INC.
                              --------------
                              (Registrant)

Date: August 9, 2001          By   /s/William A. Freeman
                                   ---------------------------------------------
                                     William A. Freeman
                                     Senior Vice President and Chief Financial
                                     Officer

                              By   /s/Larry A. Viano
                                   ---------------------------------------------
                                     Larry A. Viano
                                     Principal Accounting Officer
Exhibit Index

Exhibit No.                                 Description
-----------                                 -----------

10.37        Loan Modification Agreement, dated June 22, 2001, between the Company and Bank of America

Exhibit 10.37

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

        1.Maturity Date. The maturity date of the Note is changed to October 1, 2001. Bank's commitment to make advances to Borrower under its line of credit is also extended to October 1, 2001.

        2. Financial Accommodations. The following covenants of the Business Loan Agreement are modified as follows: Section 1 (h) in the Exhibit A to Business Loan Agreement Executed by and between Semitool, Inc. and Bank of America, N.A. as of July 5, 2000 (“Agreement”), is hereby deleted and restated: During the availability period Lender will provide a line of credit as described in the Note. The amount of the line of credit is Forty Million Dollars and 00/100 ($40,000,000.00). This is a revolving line of credit providing for cash advances. Borrower may repay principal amounts and reborrow them. All outstanding principal and accrued and unpaid interest shall be due and payable on the Maturity date of October 1, 2001. All payments will be made by automatic deduction from Borrower’s checking account #13629803.

        3.Modification Fee. Borrower shall pay to Bank a modification fee of $15,000.00 upon execution of this Agreement.

        4. Other Terms. Except as specifically amended by this agreement or any prior amendment, all other terms, conditions, and definitions of the Note, Business Loan Agreement, and all other security agreements, guaranties, deeds of trust, mortgages, and other instruments or agreements entered into with regard to the Loan shall remain in full force and effect.

        DATED June 22, 2001

Bank:                                        Borrower:

Bank of America, N.A                         Semitool, Inc.

By: /s/Mark Crawford                         By: /s/William A. Freeman
    ------------------------------               ------------------------------

Title Senior Vice President                  Title Senior Vice President
      ----------------------------                 ----------------------------