Form 10-K
period 2001-09-30
SEMITOOL INC
filed 2001-12-28
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on December 17, 2001 (based on the last reported sale price on the Nasdaq National Market as of such date) was $183,045,784.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 17, 2001 was 28,403,592.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held February 7, 2002.

PART I

Introduction - Forward-Looking Statements

        Statements contained in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including without limitation, statements regarding trends in the semiconductor industry, our strategy to maintain and expand our technology leadership, the performance and acceptance of our products, strategic business development, manufacturing strategy, our vertical manufacturing integration, our innovation and leveraging of existing technologies, the pursuit of new and growing markets, including wafer level packaging, competition, patent filings, results from operations, the adequacy of manufacturing facilities, the ability to finance activities, and the ability to maintain worldwide sales, service and customer support. Other forward-looking statements include those regarding use of sales, service and support organizations, the contribution of international sales to net sales, fiscal 2002 sales, gross margins, research and development, cost of manufacturing, interest expense, future balance, the sufficiency of funds, and effects of new accounting standards, which are detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

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

        Our future results will depend on our ability to continue to enhance our existing products, to develop and manufacture new products and to finance such activities. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any new products or that we will be able to develop and introduce in a timely manner new products or enhancements to our existing products and processes which satisfy customer needs or achieve widespread market acceptance. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1. Business

Overview

        Semitool was organized in 1979 and is a worldwide leader in the design, development, manufacture and support of high performance wet chemical processing equipment for use in fabrication of semiconductor devices. Our primary suites of tools are electrochemical deposition systems for the plating of copper interconnects for integrated circuits, systems for the electrochemical deposition of other metals for various applications, including semiconductor wafer level packaging, and wafer surface preparation systems for cleaning, stripping and etching processes. These suites of technologically innovative multi-wafer batch and single-wafer processing tools leverage our core wet chemical processing expertise and our experience building and supporting production-proven semiconductor fabrication equipment.

        With more than 22 years dedicated to the semiconductor and related industries, we have applied our wet chemical expertise in design, engineering, process and manufacturing to deliver innovative equipment and processes for electrochemical deposition and wafer surface preparation to our global customer base. Our customers include many of the major semiconductor device and wafer level packaging manufacturers worldwide.

Industry Background

        Semiconductor devices, commonly called integrated circuits, or ICs, consist of components, typically millions of microscopic transistors, which are interconnected with metal circuitry to form the functional IC. Fabrication of an IC involves between 300 to 500 complex and repetitive process steps, involving an array of manufacturing equipment and chemical media. ICs are fabricated on substrates, or wafers, made of a semiconductor material, most commonly silicon. The fabrication process involves the deposition of multiple layers of insulating and conducting films, along with cleaning, stripping and etching processes throughout the fabrication to prepare the surface for the next step. There can be up to 30 ultra-thin, patterned layers in an IC. After the fabrication sequence, the wafer may contain several hundred ICs. Traditionally, individual ICs are derived from the wafer by a process involving extremely fine sawing, or dicing, after which the wafer is cleaved into separate ICs. The IC is then “packaged” by electrically connecting it to pins via metal wires or contacts to allow insertion into an electronic device, and encapsulating the IC into a polymer package. New technologies such as wafer lever packaging, package the IC while still in the wafer state, allowing for the automated packaging of many IC’s simultaneously.

        Electronic systems require increasingly complex ICs that operate at higher performance levels, while at the same time using less power and generating less heat. Fabrication of such advanced ICs requires increases in the number of fabrication and packaging process steps, a reduction in device feature sizes, as well as innovations in IC fabrication processes and manufacturing equipment.

Trends in Semiconductor Manufacturing

        Development of Smaller Feature Geometries. The development of smaller feature geometries, 0.10 micron and below, enables device manufacturers to improve performance, reduce device size and produce a greater number of ICs per wafer. Yet as device geometry line widths decrease, manufacturing yields become increasingly sensitive to the magnitude of processing defects.

        Transition to Copper. Aluminum alloys have traditionally been used to connect the millions of transistors that make up each IC. As devices and features are reduced in size, and device performance requirements increase, an electrical conductor with superior conductivity is needed, and copper has evolved as a replacement to aluminum interconnects in certain advanced ICs. Copper, however, cannot be deposited reliably by traditional vacuum-based systems as they are used with aluminum. Electrochemical deposition is an effective method to reliably and uniformly deposit copper. In addition to the device performance benefits, copper electrochemical deposition also results in lower cost and fewer manufacturing steps.

        Migration to 300mm Wafers. The migration to a larger 300mm (12 inch) wafer size from the common 200mm (8 inch) wafer size lowers the manufacturing cost per IC by increasing the number of ICs per wafer. Processing larger wafers requires the acquisition of specialized equipment by IC manufacturers. Most 300mm wafer processing cannot be performed on previous generations of equipment, necessitating the purchase of new systems. The migration to 300mm has begun on a limited basis and is expected to accelerate in the next several years.

        Wafer Level Packaging. Advanced packaging technologies include chip-scale packaging which requires a package only slightly larger than the IC. Wafer level packaging uses chip-scale technology and attaches the package to the ICs before the wafers are diced. A key advantage of wafer level packaging is that a whole wafer is processed simultaneously instead of the sequential processing typical in traditional wire bonding packaging of single ICs. These new process methods use specialized single-wafer and multi-wafer batch wet chemical processing equipment similar to those used in front-end manufacturing of ICs.

Electrochemical Deposition

        Deposition is a key step in the fabrication of ICs. It is a process in which a thin film of a material such as aluminum or copper is deposited on the surface of the wafer. Traditional deposition methods used to deposit aluminum such as physical vapor deposition (PVD) and chemical vapor deposition (CVD) have not effectively or efficiently deposited copper on a wafer for interconnects. Furthermore, these processes require large amounts of energy, need to work under high vacuum and require expensive, ultra-purified consumables.

        In contrast, electrochemical deposition (ECD), a wet chemical process, deposits a thin film of metal onto semiconductor wafers in a process chamber at room pressure and temperature. This process does not require the expense and time needed when using an ultra-high vacuum environment and, in the case of copper plating, results in the deposition of a uniform film of copper metal on the wafer. The nature of electrochemical reactions allows for metals to be deposited resulting in final films of higher purity than that of the starting materials used in the reaction. In addition to copper deposition, electrochemical deposition can also be used for a variety of other applications, including gold bumps and interconnects for communication IC devices, solder bumps for IC packaging and platinum deposition for capacitors in memory circuits.

Cleaning, Stripping and Etching Processes

        Cleaning, stripping, etching or otherwise conditioning the surface of the wafer are critical steps in the semiconductor fabrication process. Traditionally, these wet chemical processing steps have been accomplished using wet benches. Wet benches have process limitations, including inconsistent processing across the surface of each wafer, lower throughput per square foot and particle contamination of the wafers. Particle contamination, in particular, arises because contaminants are easily transferred to the surface of processed wafers as they are moved in and out of the liquid-filled chambers. This contamination decreases yield and increases the cost of the fabrication process.

        In contrast, spray tools used in the cleaning, stripping and etching processes subject wafers to sequential spray applications of chemicals while the wafers are spun at high speeds on its axis inside an enclosed process chamber. This technology enables precise and uniform application of process chemicals, enhanced process reliability because of reduced particle contamination, and shortened process cycle times. Enhanced process reliability and reduced particle contamination are increasingly critical as IC complexity increases the number of wafer conditioning steps during the fabrication process, as new materials, such as copper, which are hazardous to other parts of the fabrication process, are introduced through plating, and as shrinking geometries link ever smaller contamination levels to IC failure.

Wafer Level Packaging

        Wafer level packaging utilizes IC manufacturing’s front-end processes, including electroplating, solvent resist stripping, metal etching, and cleaning. Electrochemical deposition equipment is used for redistribution and wafer bumping processes that produce the solder bumps that in turn connect the IC to its package. Wafer etching, cleaning, and stripping processes are used in conjunction with redistribution and bumping, and also for other processes, primarily photo-resist removal and under-bump metallurgy etching steps.

The Semitool Solution

        Semitool leverages its extensive experience with wet chemical processing equipment to offer a suite of tools used by semiconductor device manufacturers to perform various processes in the fabrication of integrated circuits and the packaging of ICs. As described below, our tools provide solutions in a wide range of applications related primarily to either electrochemical deposition or cleaning, stripping and etching.

        Electrochemical Deposition Solutions. Our Paragon, LT210c and Equinox suite of electrochemical deposition systems incorporates proprietary plating technology that operates at room temperature and pressure and enables precisely controlled deposition films on a device-side down semiconductor wafer. These tools are based upon a flexible, modular design and can be used in a number of different configurations providing flexibility and manufacturing line balancing. In addition, there are several types of process chambers, including seed layer repair, anneal and cleaning, that can be integrated into each of these tools resulting in a broad range of applications of our core technology. We introduced the first high-throughput copper plating tool in calendar year 1994 and continue to develop innovative electrochemical deposition solutions. In addition to copper interconnects, our plating equipment is also used for a variety of other applications, including gold bumps and interconnects for communications ICs, solder bumps for wafer level packaging and platinum deposition for capacitors in memory circuits.

        Multi-Wafer Batch Cleaning, Stripping and Etching Solutions. Our Spectrum suite of automated cleaning, stripping and etching equipment uses spray technology that we developed to process up to 50 wafers per batch. Our tools spin the wafers in a carrier rotated on its axis inside an enclosed process chamber and expose the wafers to a sequenced spray of chemicals. This spray technology enables precise and uniform application of process chemicals and enhanced process reliability because of reduced particle contamination and shortened process cycle times. In addition, our batch platforms deliver our proprietary, cost-effective cleaning process, called HydrOzone. This process uses a spray of deionized water and ozone gas as a cleaning agent in place of the costly and environmentally harmful chemical solutions traditionally relied upon for cleaning semiconductor wafers. HydrOzone’s cleaning rate is also faster than traditional methods.

        Single-Wafer, Cleaning, Stripping and Etching Solutions. Our Capsule cleaning chamber enables precise, side-selective application of chemicals to a wafer enclosed in a controlled chamber. Capsule process chambers can be integrated into the configuration of our deposition tools or clustered on our linear platform as our Millennium single-wafer cleaning tool to provide both side-selective and wafer edge cleaning. The capsule effectively removes copper and other contaminants hazardous to subsequent steps in the IC fabrication process from the back, bevel and edges of the wafer.

Strategy

        Our objective is to be the leading provider of innovative wet chemical processing equipment to semiconductor manufacturers worldwide. Our business strategy incorporates the following key elements:

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technological leader. We believe that our proprietary electrochemical deposition systems, principally for the plating of interconnects and solder bumps, and wafer cleaning, stripping and etching systems, provide us with a technological advantage over competing wet chemical semiconductor processing equipment. We believe that our technologies provide our customers with critical performance, quality, process control and cost benefits. We further believe that technical innovations will continue to be one of the leading drivers for market acceptance of new semiconductor processing equipment.

        Offer a Broad Range of Products Incorporating Innovative Wet Processing Technologies. We offer a broad range of differentiated products, including electrochemical deposition equipment and cleaning, stripping and etching tools to semiconductor manufacturers for use in diverse process applications. Since development and introduction in 1979 of our first product, the SRD, or Spin Rinser/Dryer, we have continued to enhance and expand our product offering to support the evolving needs of the semiconductor manufacturing industry.

        Leverage Process Technologies Across Markets and Applications. Our technology and manufacturing expertise enables us to offer solutions to manufacturers of other products, such as wafer level packaging, thin film heads and hard disk media used for disk drives, MEMS, or micro electromechanical systems, and ink jet print heads that use fabrication processes similar to those used by semiconductor manufacturers.

        Capitalize on Design and Manufacturing Expertise. We intend to continue to identify those design and manufacturing functions which add value to our products. We believe we posses a number of competitive advantages from our internal design capabilities and selective vertical manufacturing integration, including the ability to achieve cost and quality benefits, and to quickly bring new products and product enhancements to market.

Products

        Semitool’s broad product suite of high performance, technologically innovative processing tools leverages our core wet chemical processing know-how and more than two decades of experience building and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are electrochemical deposition equipment, primarily for the plating of copper, gold and solder, multi-wafer batch and single-wafer cleaning, stripping and etching equipment and wafer transport container cleaning equipment. All of these solutions leverage and extend our core spin-spray technologies that apply process chemicals to wafers spun on their axes at high speed inside an enclosed process chamber.

        The following table summarizes our product suites:

                                   Calendar Year of                                             Approximate Price
           Products                  Introduction             Principal Applications             Range Per Tool
--------------------------------   ----------------          ------------------------          -------------------
                                                                                                 (in thousands)
Electrochemical Deposition (EDC)
     Paragon                             2000                     Electroplating                  $1,900-$3,900
     LT 210c                             1998                     Electroplating                  $1,250-$3,100
     Equinox                             1994                     Electroplating                   $250-$1,900
     ACMS XT                             2001             Electroplating Chemical Management        $400-$700

Multi-Wafer Batch Cleaning,
Stripping and Etching
   Automated
     Spectrum                            1998                   Clean, Strip, Etch                $1,400-$2,600
   Semi-Automated
     Scepter SAT                         2001                   Clean, Strip, Etch                  $650-$900
     Scepter SST                         2000                      Clean, Strip                     $550-$800
     Scepter SRD                         2000                          Clean                        $50-$100
     SAT                                 1981                   Clean, Strip, Etch                 $250-$1,100
     SST                                 1980                      Clean, Strip                    $250-$1,000
     SRD                                 1979                          Clean                        $15-$100

Single-Wafer Cleaning, Stripping
and Etching
     Millennium                          1998                   Clean, Strip, Etch                $1,350-$3,200
     Equinox                             1986                   Clean, Strip, Etch                 $250-$1,600

Wafer Transport Container
Cleaning
     Storm                               1988                   Container Cleaning                  $150-$550

Electrochemical Deposition Products

        Paragon: The automated Paragon is designed for high volume manufacturing and is available in both 200mm and 300mm configurations and can integrate several process steps related to ECD seed layer deposition repair, ECD bulk fill, wafer back-side, bevel and edge clean and rapid thermal anneal. Its advanced plating chamber, the CFD2, provides increased control of the film deposition thickness contour across the wafer. This allows the user to optimize plating results for downstream operations such as better matching of film characteristics to chemical-mechanical planarization equipment, resulting in reduced processing times. It uses a newly developed automation system common to our Millennium and uses our most advanced software and control system that was designed for i300i compliance. Due to the modularity of the platform, the Paragon can be offered in various configurations with up to 14 process chambers allowing the customer to configure the process chamber mix to meet their specific needs. The primary application for the Paragon is semiconductor quality metal film depositions such as copper, gold, solder, platinum and nickel. The Paragon is a bridge tool, which enables it to process 200 or 300mm wafers.

        LT210c: The LT210c 200mm deposition system offers up to ten process chambers for plating and capsule cleaning, and utilizes robotics for wafer handling. The combination of its small size, multiple chambers and dual robots results in a highly productive system for high volume manufacturing operations. The primary application for the LT 210c is in copper deposition, but the system also deposits gold, platinum, solder and nickel alloys.

        Equinox: The Equinox system is an automated, single-wafer processor for low to medium production volumes and for research and development activities. This system is offered with up to six process chambers and utilizes robotic wafer handling. It is offered in 200mm wafer size for electrochemical deposition of copper, gold, platinum, solder and nickel alloys.

        ACMS: The Advanced Chemical Management System is an automated electroplating bath control unit. It maintains the desired chemical balance in the plating baths by automatically analyzing and replenishing the chemical constituents for up to four Paragon, LT210c and Equinox systems. The primary applications for the ACMS are copper and solder alloy deposition.

Batch Cleaning, Stripping and Etching Products

        Spectrum: The Spectrum, our most advanced automated multi-wafer batch process tool, is a compact modular system designed for high volume manufacturing. The Spectrum incorporates our most advanced software and control systems and can include both spray and immersion processing modules. It is dedicated to specific cleaning, stripping and etching processes, including polymer removal, photo resist stripping, critical cleans and our proprietary HydrOzone process which uses deionized water, and ozone gas to replace sulfuric acid based processes. The Spectrum is designed for wafers up to 300mm in size.

        SAT: The SAT, or Spray Acid Tool, applies corrosive and caustic process media to semiconductor wafers for removal of various contaminants, including particles, metals, organic material, oxides and chemical films. It also provides extremely uniform etching performance. The SAT is a manually loaded semi-automated system, processing batches of 25 wafers and performing sequential processing whereby the process media is delivered to the semiconductor wafers as a spray. It is offered in one, two and three chamber models. Our HydrOzone process can also be used on the SAT platform. The SAT is designed for wafers up to 300mm in size.

        SST: The SST, or Spray Solvent Tool, applies solvent process media to semiconductor wafers for removal of photoresist, etch polymers, polyimides and organic contaminants. The SST performs sequential processing, by applying solvents and rinse agents, such as deionized water, for cleaning, and nitrogen gas for drying. This manually loaded semi-automated system processes batches of 25 wafers at a time. It is offered in one and two process chamber models. The SST is designed for wafers up to 300mm in size.

        SRD: The SRD, or Spin Rinser/Dryer, is a highly efficient cleaning system utilizing DI water to remove chemical residue, particles, and other water-removable contaminants. The SRD provides Dl cleaning with minimal amounts of water, in a small footprint tool. It is offered in one, two and three chamber models and processes wafers in batches of 25. The SRD is designed for wafers up to 300mm in size.

        The Scepter products have double the wafer capacity of our standard SAT, SST and SRD while using approximately the same amount of clean room space. This provides an existing fab the ability to increase throughput without adding space. The Scepter is designed for wafers up to 300mm in size.

Single-Wafer Cleaning, Stripping, and Etching Products

        Millennium: The Millennium is an advanced single-wafer processor with up to ten process chambers and wafer handling robotics. This system incorporates our Capsule side-selective processing chamber and can also be equipped with spray, immersion and vapor process chambers for addressing a wide range of high volume, leading edge applications. The Millennium is designed for wafers up to 300mm in size.

        Equinox: The Equinox system allows for the combination of caustics, corrosives and solvents in a single cluster tool for cleaning, stripping and etching processes. Suitable for low to medium production volumes and for research and development applications, this system is offered with up to six process chambers and utilizes a single-wafer handling robot. The Equinox is designed for wafers up to 200mm in size.

Wafer Transport Container Cleaning

        Storm: The Storm is a single chamber system and is used for cleaning wafer transport containers which is a key factor in fab contamination control. It processes multiple containers simultaneously, offering high productivity in a space efficient system. The Storm is available for cleaning wafer transport containers designed for up to 300mm wafers.

Wafer Level Packaging

        Wafer level packaging, which is a back-end fabrication process, uses some of the same or similar products used in front-end wafer fabrication. Our products that are used in wafer level packaging include the Paragon, LT210c and Equinox for metal plating, the Spectrum, SAT, SST and SRD for cleaning and stripping processes and the Millennium and Equinox for metal etches.

Customers, Sales and Marketing

        Our customers include leading worldwide semiconductor manufacturers. The following is a representative list in alphabetical order of our largest United States and international customers:

Advanced Micro Devices              IBM                        Sanyo
Agilent                             Intel                      Seagate
Alpha Industries                    Lucent Technologies        Sony
Chartered Silicon Partners          Micron                     STMicroelectronics
Dominion/Flash Semiconductor        Motorola                   Systems on Silicon Manufacturing
FASL                                Nan Ya Technologies        Texas Instruments
Fujitsu                             NEC                        Triquint Semiconductor
Hewlett Packard                     Nortel Networks            United Microelectronics
Hynix                               Philips                    Unitive Electronics

        International sales, primarily in Europe, Asia and Japan, accounted for approximately 63.8%, 58.0% and 52.8% of consolidated net sales for fiscal 2001, 2000 and 1999, respectively. We have direct sales and customer support organizations located in Japan, Singapore and Korea, and for some products, independent distributors serving Japan and Taiwan and independent sales representatives serving China and Taiwan. To enhance our sales capabilities, we maintain demonstration and process development laboratories at our facility in Kalispell, Montana and a demonstration laboratory in Japan. We market and sell our products in the United States through our sales organization which includes direct sales personnel and a limited use of independent sales representatives for specified product lines.

        Field service personnel and application engineers located in the United States, Europe, Japan and Asia, provide warranty service, post-warranty service and equipment installation. Field service engineers are located at 17 sites throughout the world, including dedicated site-specific engineers at certain customer locations pursuant to customer agreements. To further ensure customer satisfaction, we also provide service and maintenance training, as well as process application training for our customers’ personnel on a fee basis. We maintain an inventory of spare parts strategically located throughout the world, which allows us to provide same day or overnight delivery in most instances.

Backlog and Deferred Revenue

        Consolidated orders backlog decreased 64.8% to $38.8 million at September 30, 2001, from approximately $110.2 million at September 30, 2000. At September 30, 2001, semiconductor equipment orders represented 100% of consolidated orders backlog compared with 92.9% at September 30, 2000.

        We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period. In particular, during periods of downturns in the semiconductor industry we have experienced cancellations and significant delays.

        Deferred revenue relates to equipment shipped to customers and will be recognized as sales upon equipment acceptance by the customer. At September 30, 2001 deferred revenue was $38.2 million, a decrease of 33.9% as compared to deferred revenue of $57.8 million at October 1, 2000. Deferred revenue is not included in backlog. We expect to recognize all of this deferred revenue in fiscal 2002.

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

Research and Development

        The market for semiconductor equipment is characterized by rapid technological change and product innovation. We believe that continued timely development of products is necessary to remain competitive. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. We maintain extensive demonstration and process development laboratories at our facilities in Montana, including a clean room for testing and developing products. Research and development personnel work directly with customers to provide process solutions, develop new processes and to design and evaluate new equipment.

        Expenditures for research and development, which are expensed as incurred, were approximately $27.5 million in fiscal 2001, $23.4 million in fiscal 2000 and $20.9 million in fiscal 1999. These expenditures as a percentage of our net sales represented approximately 10.7% in fiscal 2001, 9.8% in fiscal 2000 and 17.0% in fiscal 1999.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological changes. We face substantial competition from established competitors, some of which have greater financial, marketing, technical and other resources, broader product lines, more extensive customer support capabilities, and larger sales organizations and installed customer bases.

        Our primary competitors in electrochemical deposition include Applied Materials, Inc., Novellus Systems, Inc., and Ebara Corporation. Our primary competitors in cleaning, stripping and etching processes include FSI International, Inc., Tokyo Electron, Ltd., Verteq, Inc., Mattson Technologies and wet bench manufacturers. We believe that we compete favorably with these manufacturers on the basis of price, technology, cost of ownership and support. However, some of these competitors have significantly greater capital resources that they can bring to bear, which may give them the advantages that are described above.

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

        We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price, performance and/or cost of ownership features, or that new processes or technologies will not emerge that render our products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, there is a tendency for the manufacturer to rely upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage for a protracted period of time with respect to a particular customer if that customer utilizes a competitor’s manufacturing equipment. There can be no assurance that we will be able to compete successfully in the future.

Patents and Other Intellectual Property

        We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 123 U.S. patents, some with pending foreign counterparts, have 163 U.S. patent applications pending and intend to file additional patent applications as we deem appropriate. There can be no assurance that patents will be issued from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

        From time to time, we receive letters invitations to take a license to other parties’ patents. We evaluate these invitations on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license and the offeror claims infringement.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We currently are involved in patent litigation which is described in “Legal Proceedings”. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others (other than as alleged by Novellus, Inc. in current litigation), further commercialization of our products could provoke claims of infringement from third parties. Any such claims could have a material adverse effect on our financial condition, and adverse determinations in any litigation could also harm our business, financial condition, results of operations and cash flows. We can give no assurance that third parties will not claim patent infringement in the future.

Employees

        At September 30, 2001, we had 1,141 full-time and temporary employees worldwide. None of our employees are represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Environmental Matters

        We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous waste. Our compliance with federal, state and local provisions regulating the discharge of materials into the environment, and the remedial actions we have taken with respect to environmental regulations, have not had, and are not expected to have, a material effect on our business, financial condition, result of operations and cash flows.

Risk Factors

        Set forth below are risks and uncertainties that could negatively impact our business, financial condition, results of operations and cash flows, and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

        Cyclicality in the semiconductor industry has historically led to substantial decreases in demand for our systems and may from time to time continue to do so.

        Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. Our business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry experienced a downturn during 1998 and 1999 which seriously harmed our operating results for those periods. Typically, the semiconductor equipment industry has experienced a more pronounced percentage decrease in revenues than the semiconductor industry as a whole.

        The semiconductor device and equipment industry is currently in a downturn that is greater than the 1998-1999 downturn.

        There are indications that the semiconductor industry may continue to be depressed in fiscal 2002, and:

        the semiconductor industry may experience other, possibly more severe and prolonged, downturns in the future;

        any recovery of the semiconductor industry may not result in an increased demand by semiconductor manufacturers         for capital equipment or our products; and

        the semiconductor industry may continue to decline.

The downturn in the semiconductor industry, or any failure of that industry to fully recover from this downturn, will harm our business, financial condition, results of operations and cash flows.

        Our operating results have in the past varied and probably will continue to vary significantly in the future from quarter to quarter, causing volatility in our stock price.

        Our quarterly operating results have varied significantly in the past and may continue to do so in the future, which could cause our common stock price to decline. Some of the factors that may influence our operating results and subject our common stock to extreme price and volume fluctuations include:

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

        During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of systems. For example, our multi-wafer batch processing tools range in price from approximately $15,000 to $2.6 million per tool and our single-wafer processing tools for cleaning, stripping and etching and electrochemical deposition tools range in price from $250,000 to $3.2 million per tool. Accordingly, a small change in the number of tools we sell may also cause significant changes in our operating results. This, in turn, could cause fluctuations in the market price of our common stock.

        Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.

        Variations in the length of our sales cycles could cause our net sales, and thus our business, financial condition, results of operations and cash flows, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate many of our products before committing to a purchase. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems. The length of time it takes us to make a sale depends upon many factors, including:

        the efforts of our sales force and our independent sales representatives and distributors;

        the complexity of the customer's fabrication processes;

        the internal technical capabilities and sophistication of the customer; and

        capital spending by our customers.

        Because of the number of factors influencing the sales cycle, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely in length. Our sales cycle typically ranges from one month to two years. Occasionally our sales cycle can be longer, particularly with our international customers. The subsequent build cycle, or the time it takes us to build a product to customer specifications after receiving an order, typically ranges from one to six months. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

        When a customer purchases one of our systems, that customer often evaluates the performance of the system for a lengthy period before considering the purchase of more systems. The number of additional products a customer may purchase from us, if any, often times depends on many factors, including a customer’s capacity requirements. The period between a customer’s initial purchase and subsequent purchases, if any, often varies from two to twelve months or longer, and variations in length of this period could cause further fluctuations in our business, financial condition, results of operations, cash flows, and possibly our stock price.

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

        Our electrochemical deposition products may become obsolete or technological changes may reduce or limit increases in equipment consumption.

        Our business is to a large extent affected by the adoption of our suite of electrochemical deposition tools, primarily for interconnects and wafer level plating applications. Accordingly, our business would suffer if these products became obsolete or if sales of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception the semiconductor industry has experienced rapid technological change in the design, manufacture, performance and application of ICs and these changes are expected to continue in the future. Therefore, one or more developments in the semiconductor industry may render our products obsolete or less important to the IC manufacturing process, including:

        increased competition from new or existing competitors who produce electrochemical deposition equipment;

        the adoption of a new process for fabricating interconnects on ICs; and

        advances in deposition technology that make it possible to deposit metals, such as copper, gold or solder without our        electrochemical deposition process.

        Failure of our products to gain market acceptance would adversely affect our financial condition and to provide customer service and support.

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

        We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start up bugs, design defects and other matters that could delay introduction in these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, result of operations and cash flows.

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

        Industries that use semiconductors are demanding increasingly complex, higher performance devices. Traditionally, semiconductor devices have used aluminum alloys to connect the transistors. However, we believe that as interconnects become increasingly smaller, copper is evolving as a replacement for aluminum as the wiring choice for advanced ICs. Our plating products are designed for plating copper on the wafer for copper interconnects and for cleaning the wafer after the plating process. If the semiconductor industry does not transition to copper interconnects, our copper plating and associated cleaning products may not achieve market acceptance or profitability.

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

        We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price, performance and/or cost of ownership features, or that new processes or technologies will not emerge that render our products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, there is a tendency for the manufacturer to rely upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage for a protracted period of time with respect to a particular customer if that customer utilizes a competitor’s manufacturing equipment. There can be no assurance that we will be able to compete successfully in the future.

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

        Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 63.8% in fiscal 2001, 58.0% in fiscal 2000 and 52.8% in fiscal 1999. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

        exposure to currency fluctuations and related derivatives used to hedge such fluctuations;

        political and economic instability, including terrorism;

        unexpected changes in regulatory requirements in each of the countries outside the United States in which we         operate;

        tariffs and other market barriers in each of the countries outside the United States in which we operate;

        potentially adverse tax consequences in each of the countries outside the United States in which we operate;

        outbreaks of hostilities, particularly in Israel and Korea;

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

        We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 123 U.S. patents, some with pending foreign counterparts, have 163 U.S. patent applications pending and intend to file additional patent applications as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We currently are involved in patent litigation which is described in “Legal Proceedings”. Although we are not aware of any infringement by our products of any patents or proprietary rights of others (other than as alleged by Novellus, Inc. in current litigation), further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation, including the litigation in which we currently are engaged, could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

        Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

        In fiscal 2001, approximately 64% of our net sales was derived from sales in foreign countries, including certain countries in Asia such as Japan, Korea and Taiwan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advanced view of the contents of a patent application prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

        We depend on our key customers.

        Our ten largest customers accounted for approximately 39% of net sales in fiscal 2001, 48% in fiscal 2000 and 51% in fiscal 1999. We do not expect our reliance on our largest customers to change significantly. Although the composition of our largest customers has changed from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by key customers could have a significant impact on our cash flows.

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

        We must attract and retain key personnel to help direct and support our future growth. Competition for such personnel in our industry can be high.

        Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, particularly our Chairman, President and Chief Executive Officer Raymon F. Thompson, who would be extremely difficult to replace, could harm our business and operating results. We do not have key person life insurance on any of our executives. In addition, at times in our industry, we have often experienced significant employee attrition, and we may experience further attrition due to the current downturn. Further, to support future growth, we will need to attract and retain additional qualified employees. Competition for such personnel can be intense, and we may not be successful in attracting and retaining qualified senior executives and other employees.

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

        Historically, a substantial portion of our sales have been made through independent sales representatives and distributors in China, Japan and Taiwan. We expect that sales through independent sales representatives and distributors will represent a material portion of our sales for the next several years. In particular, all our sales in China and Taiwan and some sales in Japan will continue to be made through independent sales representatives and distributors for the next several years. In some locations, our independent sales representatives also provide field service to our customers. The activities of these representatives are generally not within our control. A reduction in the sales or service efforts or financial viability of any of our independent sales representatives and distributors, or a deterioration or termination of any of our relationships with them, could harm our net sales, our financial results and our ability to support our customers.

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

        If we deliver systems with defects, our credibility may be harmed, sales and market acceptance of our systems may decrease and we may incur liabilities associated with those defects.

        Our systems are complex and sometimes have contained errors, defects and bugs when introduced. If we deliver systems with errors, defects or bugs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to commercial and/or product liability as a result of lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our systems. Our product and commercial liability policy currently provides only limited coverage per claim. In the event of a successful product liability and/or commercial claim, we could be obligated to pay damages which are not covered by that insurance or which are significantly in excess of our insurance limits.

        Our backlog may not result in future net sales.

        We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order on a case by case basis to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business, financial condition, results of operations and cash flows.

        We have experienced periods of rapid growth and if we are not able to successfully manage these growth periods, our business, financial condition and results of operations could be significantly harmed.

        We have experienced periods of significant growth in net sales. Our net sales increased 7.1% from approximately $239.4 million during the fiscal year 2000 to approximately $256.5 million during fiscal year 2001. In addition, our consolidated orders backlog decreased 64.8% from approximately $110.2 million at September 30, 2000 to $38.8 million at September 30, 2001. We cannot assure you we will be able to continue to maintain or increase the level of net sales in future periods. If we are unable to effectively manage sales growth, our business, financial condition, results of operations and cash flows could be significantly harmed.

        We currently do not maintain a credit facility but rely on cash reserves and cash flow to finance our operations.

        We elected not to renew our $40 million credit facility in October 2001 and decided to rely on our cash reserves and expected cash flow to finance our operations. If there is a future need for a credit facility to finance current operations or growth, there is no assurance that we will be able to obtain a suitable facility at that time.

        Our stock price may be volatile and our common stock may be thinly traded, which could cause investors to lose a substantial part of their investments in our common stock.

        The stock market in general, and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our common stock price could decline regardless of our actual operating performance and investors could lose a substantial part of their investments. The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

        variations in our operating results;

        announcements by us or our competitors of significant contracts or acquisitions;

        our failure to meet management guidance on financial performance or the performance estimates of securities         analysts;

        changes in financial estimates of our net sales and operating results by management or securities analysts;

        stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

        general stock market conditions.

        We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.

        In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause harm to our business, financial condition, results of operations and cash flows.

Item 2. Properties

        We have two manufacturing facilities located on sites in Kalispell, Montana with approximately 200,000 square feet in the aggregate. We also own a building and land located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. During fiscal 2001 we sold land and buildings that we owned in Cambridge, UK. We are currently constructing an office building on land retained at that location. We also lease 17 other smaller facilities worldwide, which are used as sales and customer service centers.

        We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on Semitool’s premises. We believe that we are in material compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, current or future regulations could require us to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by us to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject us to future liabilities, result in fines being imposed on us, or result in the suspension of production or cessation of our manufacturing operations.

Item 3. Legal Proceedings

        On June 11, 2001, the Company filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. (Case No. CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suit against Applied Materials initially was filed in the United States District Court for the Northern District of California, withdrawn, and refiled in the District Court for the District of Oregon on July 12, 2001. The suits allege infringement of Semitool’s U.S. Patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” (‘181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid.

        In addition, Novellus, by a motion dated October 18, 2001, amended its counterclaim seeking a declaration of the invalidity of our ‘181 Patent with separate allegations of our infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome with be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In August 1998, the company filed suit against Novellus Systems, Inc. in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We sought damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. On June 8, 2001, the United States Court of Appeals for the Federal Circuit upheld the District Court’s dismissal of the case based on a motion for summary judgment. On September 10, 2001 we filed a Petition for Writ of Certiorari with the United States Supreme Court to review the judgment of the Court of Appeals. The parties are awaiting the decision of the Supreme Court on the Petition. If the Supreme Court denies the Petition, it is the opinion of management that the denial of the Petition and the final dismissal of this case will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

        We are subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Semitool's Common Stock and Related Shareholder Matters

Our Common Stock is traded under the symbol “SMTL” principally on the Nasdaq National Market. The approximate number of shareholders of record at December 17, 2001 was 131 and the reported last sale price on that date of our common stock on the Nasdaq National Market was $11.59. The high and low sales prices for our common stock reported by the Nasdaq National Market are shown below.

                                      Common Stock Price Range
                                             Fiscal Year
                                         Ended September 30,
                                 2001                           2000
                          High          Low             High             Low
First Quarter            $13.31        $8.19            $7.81           $4.00
Second Quarter           $14.50        $7.69           $26.63           $6.75
Third Quarter            $13.22        $7.19           $21.75          $11.13
Fourth Quarter           $14.29        $8.15           $19.25           $9.88

        Since our initial public offering of Common Stock in February of 1995, the Company has never declared or paid any cash dividend nor has any intent to do so in the near future.

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Summary Consolidated Financial Information
(in thousands, except per share data)

                                                                        Year Ended September 30,
                                                      2001(2)         2000         1999         1998          1997

Statement of Operations Data:
Net sales                                             $256,467     $239,447     $122,528     $180,501      $193,952
Gross profit                                           128,092      126,701       57,648       90,979        91,090
Income (loss) from operations                           32,509       36,669      (12,741)       8,087        20,432
Gain on sale of subsidiary(1)                           31,054           --           --           --            --
Net income (loss) before cumulative effect of
  change in accounting principle                        43,258       24,426       (6,745)       4,805        12,523
Cumulative effect of change in accounting
  principle (net of tax)(2)                            (17,645)          --            --          --            --
Net income (loss)                                       25,613       24,426       (6,745)       4,805        12,523
Basic earnings (loss) per share                           0.90         0.87        (0.24)        0.17          0.46
Diluted earnings (loss) per share                         0.89         0.85        (0.24)        0.17          0.45
Average number of basic common shares                   28,333       28,062       27,594       27,566        27,352
Average number of diluted common shares                 28,769       28,783       27,594       27,808        27,666

Balance Sheet Data:
Cash and marketable securities                          46,837        6,711        4,789        7,278         5,060
Working capital                                        106,730       79,498       52,308       52,408        50,047
Total assets                                           200,090      202,660      131,884      127,990       131,725
Short-term debt                                          1,192       21,724       10,541        3,596         4,393
Long-term debt and capital leases                        3,265        3,653        3,911        3,836         3,364
Shareholders' equity                                   133,199      108,632       81,025       86,694        81,580

        (1)        The Company sold its wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.

        (2)        The cumulative effect is the result of the Company adopting the Securities and Exchange Commission's Staff Accounting Bulletin (SAB 101), "Revenue Recognition in Financial Statements." Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for fiscal years prior to 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Semitool designs, manufactures, installs and services its high performance wet chemical processing equipment for use in the fabrication of semiconductor devices. Our primary suites of tools include electrochemical deposition systems and wet chemical processing systems for wafer cleaning, stripping and etching. Electrochemical deposition applications include plating of copper and gold for IC device interconnects, solder and gold bumps for wafer level packaging and other metals such as nickel and platinum for specialty uses. Typically, there are more than 350 manufacturing steps in fabricating semiconductor devices. After many of these steps a cleaning, stripping or etching process, including polymer removal, photoresist strip, metal etching, wafer backside cleaning and critical cleaning is required. Our suite of tools for these applications are based on wet spray technologies delivered by automated and semi-automated platforms.

        We provide worldwide sales, service and support primarily through our employees located in regional offices in the United States, Europe, Japan, Korea, and Singapore and through independent sales organizations for certain products in Taiwan, Japan and China. In fiscal 2001, our geographic sales distribution was as follows: United States, 36.2%, Europe, 26.1%, Japan, 15.7% and Asia and all others, 22.0%. We expect that international sales will continue to account for a significant portion of net sales, particularly in Asia with the industry trend to semiconductor device outsourcing to foundries in that region, although the percentage of international sales and the geographic distribution may fluctuate from period to period.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated expressed as a percentage of net sales:

                                                                      Year Ended September 30,
                                                               --------         --------          --------
                                                                 2001             2000              1999
                                                               --------         --------          --------
Statement of Operations Data:
     Net sales                                                    100.0%           100.0%            100.0%
     Cost of sales                                                 50.1             47.1              53.0
                                                               --------         --------          --------
     Gross profit                                                  49.9             52.9              47.0
                                                               --------         --------          --------

     Operating expenses:
         Selling, general and administrative                       26.5             27.8              40.4
         Research and development                                  10.7              9.8              17.0
                                                               --------         --------          --------
         Total operating expenses                                  37.2             37.6              57.4
                                                               --------         --------          --------
     Income (loss) from operations                                 12.7             15.3             (10.4)
     Other income (expense), net                                    1.1             (0.3)              1.5
     Gain on sale of subsidiary (1)                                12.1               --                --
                                                               --------         --------          --------
     Income (loss) before income taxes and
       cumulative effect of change in accounting principle         25.9             15.0              (8.9)
     Income tax provision (benefit)                                  9.0              4.8              (3.4)
     Cumulative effect of change in accounting
       principle, net of tax benefit (2)                           (6.9)              --                --
                                                               --------         --------          --------
     Net income (loss)                                             10.0%            10.2%             (5.5)%
                                                               ========         ========          ========

        (1)        The Company sold its wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.

        (2)        The cumulative effect is a result of the Company adopting the Securities and Exchange Commission's Staff Accounting Bulletin (SAB 101), "Revenue Recognition in Financial Statements." Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for fiscal years prior to 2001.

Results of Operations for the Fiscal Years Ended September 30, 2001, 2000 and 1999

        In December 1999, the staff of the Securities and Exchange Commission (SEC) issued staff accounting bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sale of existing products to new customer environments are not recognized until acceptance. Whereas, sales of existing products into existing customer environments are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment.

        As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million (after reduction for income taxes of $8.7 million), or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The results for the first three quarters of fiscal year ended September 30, 2001 have been restated in accordance with SAB 101 (as shown in Note 4 to the Consolidated Financial Statements). Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for the periods before October 1, 2000. The change in revenue recognition does not affect the Company's cash flow.

        Prior to June 30, 2001, the Company's revenue recognition policy was to recognize revenue at the time of shipment to the customer. Customer service contract revenue was recognized ratably over the life of the contract.

        Prior to the sale of the Company's wholly-owned subsidiary, Semy Engineering, Inc., software revenue was recognized when there was persuasive evidence of an arrangement, the software had been delivered, the price was fixed and determinable, and collectibility was probable in accordance with the AICPA's Statement of Position 97-2 "Software Revenue Recognition."

        Net Sales. Consolidated net sales were $256.5 million for fiscal 2001 compared to consolidated net sales for fiscal 2000 and 1999, which were reported on the historical shipment method of revenue recognition, of $239.4 million and $122.5 million, respectively. Fiscal year 2001 shipments totaled $236.9 million.

        Semiconductor Equipment Net Sales. Fiscal 2001 semiconductor equipment net sales were $249.0 million compared to net sales for fiscal 2000 and 1999, which were reported on the historical shipment method of revenue recognition, of $221.8 million, and $109.6 million, respectively. Fiscal 2001 shipments of semiconductor equipment totaled $229.4 million. Fiscal 2001 shipments increased $7.6 million as a result of increased shipments of our automated multi-wafer batch and single-wafer cleaning, stripping and etching equipment, partially offset by a decline in electrochemical deposition equipment shipments. Relative contributions to semiconductor equipment net sales by product line for fiscal 2001 were 21.2% for electrochemical deposition, 64.1% for cleaning, stripping and etching and 14.7% for parts, service and other. The relative contributions to fiscal 2000 semiconductor equipment net sales by product line was 23.5% for electrochemical deposition, 60.4% for cleaning, stripping and etching and 16.1% for parts, service and other.

        Semiconductor equipment net sales for fiscal 2000 were $221.8 million, slightly more than double fiscal 1999's net sales level, as a result of an increase in net sales in all product categories. Demand for electrochemical deposition and automated multi-wafer batch cleaning, stripping and etching equipment was particularly strong. Electrochemical deposition equipment net sales were $52.2 million, an increase of $31.8 million over fiscal 1999.

        Software Control Systems Net Sales. In February 2001, the Company sold Semy Engineering, Inc., the sole component of its software controls systems segment, to Brooks Automation, Inc. for $33.3 million in cash and 73,243 shares of Brooks Automation, Inc. common stock and realized an after-tax gain of $19.6 million. Software Control Systems net sales for fiscal years 2001, 2000 and 1999 were $7.4 million, $17.6 million, and $12.9 million, respectively.

        Orders backlog decreased 64.8% to $38.8 million at September 30, 2001 compared to $110.2 million as of September 30, 2000. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. As a result of the industry downturn, we experienced both cancellations and the forward rescheduling of equipment delivery dates by customers. Because of these factors and orders placed and shipped in the same quarter, our orders backlog is not necessarily indicative of actual revenue for any succeeding period.

        Under the SAB 101 method of revenue recognition, certain revenues are deferred and recognized as revenue upon customer acceptance. Deferred revenue at September 30, 2001 was $38.2 million. We expect to recognize all of this deferred revenue in fiscal 2002.

        The continued semiconductor market weakness limits our market visibility; however, it is likely that the Company will have substantially lower sales in fiscal 2002.

        Gross Profit. Our gross margin for fiscal 2001 was 49.9%, compared to 52.9% and 47.0% in fiscal 2000 and 1999, respectively. The decline in gross margin from fiscal 2000 to 2001 is attributable to lower absorption of fixed costs during the second half of fiscal 2001, as a result of the industry downturn and sales mix. Our gross margin has been and we believe will continue to be affected by a variety of factors, including the cost to manufacture, service and support new and enhanced products, the mix and average selling prices of products sold and operating level. In fiscal 2001's fourth quarter, our sales volume and gross margin were sequentially lower than the previous quarter. Based on our expectation that our fiscal 2002 revenue will be substantially lower than the prior year, we expect our gross margin will continue to be subject to downward pressure in fiscal 2002.

        The gross margin increase from fiscal 1999 to fiscal 2000 was primarily attributable to our higher capacity utilization, lower warranty cost as a percent of net sales, and product sales mix.

        Selling, General and Administrative. Selling, general and administrative expenses were $68.0 million, $66.6 million and $49.5 million for fiscal 2001, 2000 and 1999, respectively. As a percent of net sales, selling, general and administrative expenses were 26.5%, 27.8% and 40.4% for fiscal 2001, 2000 and 1999, respectively. The increase in absolute dollars in selling, general and administrative expenses in fiscal 2001 compared to fiscal 2000 is primary due to increased sales commissions due to higher net sales and geographical mix of sales.

        Selling, general and administrative expenses decreased as a percent of sales from fiscal 1999 to 2000 because we were able to leverage the fixed components of these expenses as sales increased. The increase in absolute dollars in selling, general and administrative expenses of $17.1 million in fiscal 2000 compared to fiscal 1999 was a result of higher staffing and commission costs related to the higher level of sales.

        Research and Development. Research and development expenses were $27.5 million, $23.4 million and $20.9 million for fiscal 2001, 2000 and 1999, respectively. As a percent of sales, research and development expenses were 10.7%, 9.8% and 17.0% for fiscal 2001, 2000 and 1999, respectively. The increase in R&D costs between fiscal 2001 and 2000 was due mainly to the development of 300mm tools, further enhancements across the product lines, and included new software and hardware control systems, new robotic automation systems, and the development of our ACMS product line which provide automated chemical management for our plating systems.

        The $2.6 million increase in absolute dollars in research and development in fiscal 2000 from fiscal 1999 was a result of research and development for 300mm product applications, enhancements to electrochemical deposition technologies and a higher development level associated with the increased sales activity. As a percent of sales, fiscal 2000's spending level was more in line with historical spending levels.

        Other Income (Expense), Net. Other income (expense), net was income of $2.9 million for fiscal 2001, expense of $749,000 for fiscal 2000, and income of $1.8 million for fiscal 1999. Major income components were the gain on the sale of the Cambridge U.K. building and land, and interest income of approximately $1.1 million for fiscal 2001. In fiscal 2001, 2000 and 1999 other income, net included foreign exchange gains of $203,000, $407,000 and $1.2 million, respectively. Interest expense was approximately $104,000, $1.1 million and $401,000 in fiscal 2001, 2000 and 1999, respectively. The foreign exchange gain consisted of net gains and losses resulting from the re-measurement of our accounts denominated in non-U.S. currencies into U.S. Dollars, which is our functional currency, and net gains and losses on forward contracts not designated as hedges. The net exchange gains were due primarily to fluctuations of the U.S. Dollar against the Japanese Yen.

        Income Taxes. The fiscal 2001 income tax provision was $23.2 million compared to a $11.5 million tax provision in fiscal 2000 and a $4.2 million income tax benefit for fiscal 1999. The effective income tax rates for fiscal 2001, 2000 and 1999 were 34.9%, 32.0% and 38.4%, respectively. The anticipated tax rate for fiscal 2002 is 34.0%.

Liquidity and Capital Resources

        Cash and cash equivalents at September 30, 2001 were $39.9 million up from $6.7 million at the beginning of the year. During fiscal 2001, cash provided by operations was $26.9 million, which contrasts with fiscal 2000 when cash used by operations was $4.1 million. The year-over-year change in cash provided by operations is attributable to the declining level of sales and operations due to the semiconductor industry downturn that began in fiscal 2001. In fiscal 2001 cash provided by operations was primarily the result of decreases in accounts receivable and inventory, which were partially offset by decreases in accounts payable and other current liabilities reflecting lower sales and operating levels due to the industry downturn. In fiscal 2000, the semiconductor industry was in a strong growth phase and the company's fiscal 2000 net sales grew to more than twice the fiscal 1999 level. As a result of this growth, cash used in operations was primarily the result of increases in accounts receivable and inventory to support the sales growth, but that increase was partially offset by higher net income and increases in accounts payable and other current liabilities.

        As of September 30, 2001, we had accounts receivable of $51.6 million and inventory of $52.9 million as compared to $78.5 million and $72.5 million respectively as of September 30, 2000. We expect future accounts receivable and inventory balances to fluctuate with net sales. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or more for more complex products. Accordingly, while our finished goods inventory accounts for 13.4% of total inventory at September 30, 2001, overall inventory levels tend to fluctuate with the level and type of orders received. Currently, the tools with the longest average cycle times are the automated batch and single-wafer processing tools. We expect inventory levels to decline somewhat as sales decline and then increase as new order bookings increase.

        Cash provided by investing activities for fiscal 2001 was $26.6 million as compared to cash used in investing activities of $7.0 million for the year ended September 30, 2000. The sale of Semy Engineering, Inc. during fiscal 2001 provided $33.3 million in cash proceeds. Cash used to purchase plant, property and equipment in fiscal 2001 was $4.5 million with $4.8 million transferred from inventory, compared to $5.4 million in fiscal 2000. Cash used for investments in intangible assets, which primarily consisted of intellectual property rights, was approximately $1.9 million in fiscal 2001 as compared to $1.7 million for fiscal 2000.

        Cash used in financing activities for fiscal 2001 consisted of net repayments on short-term borrowings of $20.4 million and the repayment of approximately $340,000 on long-term debt and capitalized leases. Proceeds from the exercise of stock options provided $560,000 in cash. This compares with financing activities for fiscal 2000 of cash provided by the exercise of stock options of $3.1 million and $10.3 million of additional net borrowings under our line of credit and other short-term debt to fund operations and repayments on long-term debt and capital leases of $405,000.

        As of September 30, 2001, our principal sources of liquidity consisted of approximately $39.9 million of cash and cash equivalents and $6.9 million in marketable securities.

        We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2002. In October 2001, we elected not to renew our $40 million revolving credit facility and decided at that time to rely on our cash reserves and expected cash flows to finance our operations and planned capital expenditures. We currently have an effective "shelf" registration statement which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the "shelf" registration statement, to issue other financial instruments or to obtain a suitable credit facility, whichever management deems advisable. However, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments or that we will be able to obtain a credit facility on acceptable terms.

Litigation

        We currently are involved in patent litigation which is described in "Legal Proceedings". Although we are not aware of any infringement by our products of any patents or proprietary rights of others (other than as alleged by Novellus, Inc. and described in "Legal Proceedings"), further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation, including the litigation in which we currently are engaged, could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our business financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company does not expect the adoption of SFAS 141 and 142 to have a significant impact on its financial position, results of operations and cash flows.

        In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than October 1, 2003. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position and cash flows.

        In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than October 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

        Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

        As of September 30, 2001, we had approximately $3.6 million in long-term debt and approximately $839,000 in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. We believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

        All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2001, we held forward contracts to sell Japanese Yen with a face value of $5.7 million, a market value of $5.6 million and an unrealized gain of approximately $80,000. However, the impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and 2000
(Amounts in Thousands, Except Share Amounts)

                                                       ASSETS
                                                                                            2001            2000
                                                                                        -----------     -----------
Current assets:
   Cash and cash equivalents                                                            $    39,890     $     6,711
   Marketable securities                                                                      6,947              --
   Trade receivables, less allowance for doubtful accounts
      of $289 and $314 in 2001 and 2000                                                      51,578          78,486
   Inventories                                                                               52,914          72,467
   Income tax refund receivable                                                               1,002           1,055
   Prepaid expenses and other current assets                                                  2,936           2,237
   Deferred income taxes                                                                     12,030           7,235
                                                                                        -----------     -----------
         Total current assets                                                               167,297         168,191
Property, plant and equipment, net                                                           27,555          29,915
Intangibles, less accumulated amortization of $561 and $4,605 in 2001 and 2000                4,708           3,843
Other assets, net                                                                               530             711
                                                                                        -----------     -----------
         Total assets                                                                   $   200,090     $   202,660
                                                                                        ===========     ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank and other short-term debt                                       $       839     $    21,383
   Accounts payable                                                                          10,973          28,246
   Accrued commissions                                                                        3,142           2,523
   Accrued warranty and installation                                                          9,162          13,701
   Accrued payroll and related benefits                                                       6,070           8,154
   Income taxes payable                                                                       2,643           8,722
   Other accrued liabilities                                                                  2,593           2,624
   Customer advances                                                                          3,079           2,938
   Deferred profit                                                                           21,711              --
   Long-term debt and capital leases, due within one year                                       353             341
   Payable to shareholder                                                                         2              61
                                                                                        -----------     -----------
         Total current liabilities                                                           60,567          88,693
Long-term debt and capital leases, due after one year                                         3,265           3,653
Deferred income taxes                                                                         3,059           1,682
                                                                                        -----------     -----------
         Total liabilities                                                                   66,891          94,028
                                                                                        -----------     -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, no
      shares issued and outstanding                                                              --              --
   Common stock, no par value, 75,000,000 shares authorized,
      28,380,117 and 28,306,500 shares issued and outstanding in 2001 and 2000               45,181          44,621
   Retained earnings                                                                         89,048          63,435
   Accumulated other comprehensive income (loss)                                             (1,030)            576
                                                                                        -----------     -----------
         Total shareholders' equity                                                         133,199         108,632
                                                                                        -----------     -----------
         Total liabilities and shareholders' equity                                     $   200,090     $   202,660
                                                                                        ===========     ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2001, 2000 and 1999
(Amounts in Thousands, Except Per Share Amounts)

                                                                     2001           2000           1999
                                                                  ----------     ----------     ----------
Net sales                                                         $  256,467     $  239,447     $  122,528
Cost of sales                                                        128,375        112,746         64,880
                                                                  ----------     ----------     ----------

Gross profit                                                         128,092        126,701         57,648
                                                                  ----------     ----------     ----------

Operating expenses:
    Selling, general and administrative                               68,051         66,588         49,515
    Research and development                                          27,532         23,444         20,874
                                                                  ----------     ----------     ----------
       Total operating expenses                                       95,583         90,032         70,389
                                                                  ----------     ----------     ----------

Income (loss) from operations                                         32,509         36,669        (12,741)
                                                                  ----------     ----------     ----------

Other income (expense):
    Interest income                                                    1,106             63            243
    Interest expense                                                    (802)        (1,063)          (401)
    Other, net                                                         2,551            251          1,954
                                                                  ----------     ----------     ----------
Total other income (expense)                                           2,855           (749)         1,796
                                                                  ----------     ----------     ----------

Gain on sale of subsidiary                                            31,054             --             --
                                                                  ----------     ----------     ----------

Income (loss) before income taxes and cumulative
    effect of change in accounting principle                          66,418         35,920        (10,945)
Income tax provision (benefit)                                        23,160         11,494         (4,200)
                                                                  ----------     ----------     ----------

Net income (loss) before cumulative effect of change
    in accounting principle                                           43,258         24,426         (6,745)
                                                                  ----------     ----------     ----------

Cumulative effect of change in accounting
    principle, net of tax                                            (17,645)            --             --
                                                                  ----------     ----------     ----------

Net income (loss)                                                 $   25,613     $   24,426     $   (6,745)
                                                                  ==========     ==========     ==========

Earnings (loss) per share:
Basic
    Income (loss) before cumulative effect of change in
       accounting principle                                       $     1.52     $     0.87     $    (0.24)
    Cumulative effect of change in accounting principle,
       net of tax                                                      (0.62)            --             --
                                                                  ----------     ----------     ----------
    Basic net income (loss) per share                             $     0.90     $     0.87     $    (0.24)
                                                                  ==========     ==========     ==========

Diluted
    Income (loss) before cumulative effect of change in
       accounting principle                                       $     1.50     $     0.85     $    (0.24)
    Cumulative effect of change in accounting principle,
       net of tax                                                      (0.61)            --             --
                                                                  ----------     ----------     ----------
    Diluted net income (loss) per share                           $     0.89     $     0.85     $    (0.24)
                                                                  ==========     ==========     ==========

Weighted average common shares:
Basic                                                                 28,333         28,062         27,594
Diluted                                                               28,769         28,783         27,594

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2001, 2000 and 1999
(Amounts in Thousands)
                                                   Common Stock
                                            -------------------------
                                                                                            Accumulated
                                              Number                                           Other
                                                of                         Retained        Comprehensive
                                              Shares         Amount        Earnings        Income (Loss)       Total
                                            --------------------------------------------------------------------------
Balance October 1, 1998                         27,584     $   41,248     $   45,754         $     (308)    $   86,694
     Net loss                                       --             --         (6,745)                --         (6,745)
     Exercise of stock options                      45            216             --                 --            216
     Other comprehensive income                     --             --             --                860            860
                                            ----------     ----------     ----------         ----------     ----------

Balance September 30, 1999                      27,629         41,464         39,009                552         81,025
     Net income                                     --             --         24,426                 --         24,426
     Exercise of stock options                     678          3,138             --                 --          3,138
     Income tax effect of nonqualified
         stock options                              --             19             --                 --             19
     Other comprehensive income                     --             --             --                 24             24
                                            ----------     ----------     ----------         ----------     ----------

Balance September 30, 2000                      28,307         44,621         63,435                576        108,632
     Net income                                     --             --         25,613                 --         25,613
     Exercise of stock options                      73            560             --                 --            560
     Other comprehensive loss                       --             --             --             (1,606)        (1,606)
                                            ----------     ----------     ----------         ----------     ----------

Balance September 30, 2001                      28,380     $   45,181     $   89,048         $   (1,030)    $  133,199
                                            ==========     ==========     ==========         ==========     ==========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2001, 2000 and 1999
(Amounts in Thousands)
                                                                               2001         2000         1999
                                                                             ---------    ---------    ---------
Operating activities:
  Net income (loss)                                                          $  25,613    $  24,426    $  (6,745)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Cumulative effect of accounting change, net of tax                      17,645           --           --
        (Gain) loss on disposition of assets                                   (32,983)         291         (157)
        Depreciation and amortization                                            7,752        7,912       10,351
        Deferred income taxes                                                   (3,213)      (1,580)        (454)
        Change in:
          Trade receivables                                                     20,350      (39,391)      (1,851)
          Inventories                                                           13,004      (31,603)      (7,995)
          Income tax refund receivable                                              53        2,889       (3,944)
          Prepaid expenses and other current assets                               (849)         363         (353)
          Payable to shareholder                                                   (59)          58          (75)
          Other assets, net                                                        (66)        (192)        (422)
          Accounts payable                                                     (15,812)      13,860        3,760
          Accrued commissions                                                    1,126        1,505           83
          Accrued warranty and installation                                     (4,429)       4,658       (2,939)
          Accrued payroll and related benefits                                  (1,658)       4,465         (589)
          Other accrued liabilities                                                102       (1,338)       1,788
          Customer advances                                                      2,311          819         (264)
          Deferred profit, net of cumulative effect of accounting change         4,066           --           --
          Income taxes payable                                                  (6,060)       8,740           --
                                                                             ---------    ---------    ---------
             Net cash provided by (used in) operating
             activities                                                         26,893       (4,118)      (9,806)
                                                                             ---------    ---------    ---------

Investing activities:
  Purchases of marketable securities                                            (5,000)          --           --
  Purchases of property, plant and equipment                                    (4,526)      (5,392)      (1,988)
  Increases in intangible assets                                                (1,906)      (1,736)        (654)
  Proceeds from sale of subsidiary                                              33,333           --           --
  Proceeds from sale of property, plant and equipment                            4,693           99        3,381
                                                                             ---------    ---------    ---------
             Net cash provided by (used in) investing
             activities                                                         26,594       (7,029)         739
                                                                             ---------    ---------    ---------

Financing activities:
  Proceeds from exercise of stock options                                          560        3,138          216
  Borrowings under line of credit and short-term debt                           54,307      114,113       15,845
  Repayments under line of credit and short-term debt                          (74,730)    (103,772)      (9,098)
  Repayments of long-term debt and capital leases                                 (340)        (405)        (636)
                                                                             ---------    ---------    ---------
             Net cash provided by (used in) financing
             activities                                                        (20,203)      13,074        6,327
                                                                             ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                      (105)          (5)         242
                                                                             ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                            33,179        1,922       (2,498)
Cash and cash equivalents at beginning of year                                   6,711        4,789        7,287
                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                                     $  39,890    $   6,711    $   4,789
                                                                             =========    =========    =========
SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2001, 2000 and 1999
(Amounts in Thousands)

                                                                                2001         2000         1999
                                                                             ---------    ---------    ---------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest                                                                $     902    $   1,242     $    370
     Income taxes                                                               24,116        1,675         (431)

Supplemental disclosures of non-cash financing and
  investing activity:
     Inventory transferred to equipment                                      $   4,793    $     774     $  3,367
     Assets acquired by incurring debt and capital leases                           --          107          501
     Income tax effect of nonqualified stock options                                --           19           --
     Marketable securities acquired from the sale of wholly-owned
       subsidiary, Semy Engineering, Inc.                                        2,893           --           --

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30, 2001, 2000 and 1999
(Amounts in Thousands)
                                                                          2001           2000           1999
                                                                       -----------    -----------    -----------
Net income (loss)                                                      $    25,613    $    24,426    $    (6,745)
Net loss on cash flow hedge instruments, net of tax                            (47)            --             --
Unrealized loss on available-for-sale securities, net of tax                  (588)            --             --
Foreign currency translation adjustment                                       (971)            24            860
                                                                       -----------    -----------    -----------
  Total comprehensive income (loss)                                    $    24,007    $    24,450    $    (5,885)
                                                                       ===========    ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool) designs, manufactures, markets and supports single-wafer and multi-wafer batch wet chemical processing equipment for use in the fabrication of semiconductor devices. The Company’s primary suites of tools include electrochemical deposition systems for electroplating copper, gold, solder and other metals; cleaning, stripping and etching systems; and wafer container cleaning tools. The Company’s equipment is utilized in semiconductor fabrication front-end and back-end processes, including wafer level packaging.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with the provision of the Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss) (“OCI”). Realized gains and losses and declines in value of securities judged to be other than temporary are included in net income.

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

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company uses cash flow hedge accounting per SFAS 133 to account for its hedges. At the inception of the hedge, the Company documents the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge. Quarterly, the Company uses forward rates to evaluate its hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the Company marks the derivative to market. Any amounts in OCI on a derivative that no longer qualifies for hedge accounting are transferred to the statement of operations. At maturity or termination the gain or loss on the derivative is calculated and reported in net income.

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

As of September 30, 2001 and 2000, the Company had foreign currency exchange contracts to sell 665 million Yen (US $5.7 million) and 1.7 billion Yen (US $16.3 million), respectively, at contracted forward rates maturing at various dates in fiscal year 2002.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese Yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the fiscal year ended September 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the fiscal year ended September 30, 2001.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the fiscal year ended September 30, 2001, the amount transferred from OCI to Other income (expense), net, was not material. We estimate that $47,000 of net derivative losses included in OCI will be reclassified into earnings within the next twelve months.

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

Costs incurred for internally developed software products and enhancements after technological feasibility and marketability have been established for the related product are capitalized and are stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining economic life of the product, estimated at three years. No software costs were capitalized in fiscal 2001, 2000 and 1999. Amortization of such costs in fiscals 2001, 2000 and 1999 were $255,000, $927,000 and $1,105,000. No capitalized software remained on the balance sheet as of September 30, 2001.

The cost of patents is amortized on a straight-line basis over the lesser of 17 years or the estimated product life.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued staff accounting bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sale of existing products to new customer environments are not recognized until acceptance. Whereas, sales of existing products into existing customer environments are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment.

As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million (after reduction for income taxes of $8.7 million), or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The results for the first three quarters of fiscal year ended September 30, 2001 have been restated in accordance with SAB 101 (as shown in Note 4 to the Consolidated Financial Statements). Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for the periods before October 1, 2000. The change in revenue recognition does not affect the Company's cash flow.

Prior to June 30, 2001, the Company’s revenue recognition policy was to recognize revenue at the time of shipment to the customer. Customer service contract revenue was recognized ratably over the life of the contract.

Prior to the sale of the Company's wholly-owned subsidiary, Semy Engineering, Inc., software revenue was recognized when there was persuasive evidence of an arrangement, the software had been delivered, the price was fixed and determinable, and collectibility was probable in accordance with the AICPA's Statement of Position 97-2 "Software Revenue Recognition."

Accrued Warranty

The Company’s obligations for warranty are accrued concurrently with the revenue recognized. The Company has made a provision for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty and installation obligations, including changing product designs and specifications, the ultimate amount incurred for warranty and installation costs could change in the near term from the Company’s current estimate.

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

Semitool Japan KK, invoices its customers in Yen. Gains of $203,000, $673,000 and $1.2 million in 2001, 2000 and 1999 are included in Other Income (Expense) in the Consolidated Statements of Operations and unrealized gains and losses from remeasurement of the financial statements are reflected as a component of Other Comprehensive Income (Loss).

Research and Development Costs

Costs of research and development are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares, except when they are antidilutive. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effects of antidilutive stock options of 119,700, 35,000 and 1,778,900 in fiscal 2001, 2000 and 1999, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended September 30, 2001, 2000 and 1999 (in thousands):

                                                               2001       2000       1999
                                                             ---------  ---------  ---------
     Numerator:
       Net income (loss) used for basic and diluted
       earnings (loss) per share                             $  25,613  $  24,426  $  (6,745)
                                                             =========  =========  =========

     Denominator:
       Average common shares used for basic
       earnings (loss) per share                                28,333     28,062     27,594
       Effects of dilutive stock options                           436        721         --
                                                             ---------  ---------  ---------

     Denominator for diluted earnings (loss) per share          28,769     28,783     27,594
                                                             =========  =========  =========

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company does not expect the adoption of SFAS 141 and 142 to have a significant impact on its financial position, results of operations and cash flows.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than October 1, 2003. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position and cash flows.

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company will be required to adopt this statement no later than October 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Reclassifications

Certain 2000 and 1999 financial statement amounts have been reclassified to conform to 2001 presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2.     Inventories:

Inventories at September 30, 2001 and 2000 are summarized as follows (in thousands):

                                                  2001          2000

         Parts and raw materials               $   29,370    $   36,251
         Work-in-process                           16,431        31,203
         Finished goods                             7,113         5,013
                                               ----------    ----------
                                               $   52,914    $   72,467
                                               ==========    ==========

3.     Property, Plant and Equipment:

Property, plant and equipment at September 30, 2001 and 2000 is summarized as follows (in thousands):

                                                                     2001         2000

         Buildings and improvements                               $  15,950   $   19,011
         Machinery and equipment                                     31,012       25,631
         Furniture, fixtures and leasehold improvements              11,077       11,552
         Vehicles and aircraft                                        6,128        5,288
                                                                  ---------   ----------
                                                                     64,167       61,482
         Less accumulated depreciation and amortization             (38,548)     (33,806)
                                                                  ---------   ----------
                                                                     25,619       27,676
         Land and land improvements                                   1,936        2,239
                                                                  ---------   ----------
                                                                  $  27,555   $   29,915
                                                                  =========   ==========

Equipment under capital leases and accumulated amortization thereon were approximately $545,000 and $264,000, respectively, as of September 30, 2001, and approximately $603,000 and $171,000, respectively, as of September 30, 2000.

4.     Quarterly Financial Data (Unaudited):

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued staff accounting bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sale of existing products to new customer environments are not recognized until acceptance. Whereas, sales of existing products into existing customer environments are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment.

As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million (after reduction for income taxes of $8.7 million), or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The results for the first three quarters of fiscal year ended September 30, 2001 have been restated in accordance with SAB 101. Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for the periods before October 1, 2000. The change in revenue recognition does not affect the Company's cash flow.

                                                                         Year Ended September 30, 2001
                                                                First        Second         Third        Fourth
                                                               Quarter       Quarter       Quarter       Quarter
                                                             -----------   -----------   -----------   -----------
NET REVENUES
   As previously reported in first three quarters and as
     reported in fourth quarter                              $    71,536   $    69,620   $    54,635   $    43,278
   Effect of change in accounting principle                       (6,289)       17,126         6,561            --
                                                             -----------   -----------   -----------   -----------
   As restated in first three quarters and as reported
     in fourth quarter                                            65,247        86,746        61,196        43,278
                                                             ===========   ===========   ===========   ===========

GROSS PROFIT
   As previously reported in first three quarters and as
     reported in fourth quarter                              $    38,814   $    38,370   $    27,703   $    20,119
   Effect of change in accounting principle                       (4,991)        4,778         3,299            --
                                                             -----------   -----------   -----------   -----------
   As restated in first three quarters and as reported
     in fourth quarter                                            33,823        43,148        31,002        20,119
                                                             ===========   ===========   ===========   ===========

NET INCOME (LOSS)
   As previously reported in first three quarters and as
     reported in fourth quarter                              $     8,679   $    27,468   $     3,514   $       728
   Effect of change in accounting principle                       (1,773)        2,744         1,898            --
   Cumulative effect of change in accounting principle           (17,645)           --            --            --
                                                             -----------   -----------   -----------   -----------
   As restated in first three quarters and as reported
     in fourth quarter                                       $   (10,739)  $    30,212   $     5,412   $       728
                                                             ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER BASIC SHARE:
Earnings per share before cumulative effect of change in
accounting principle
   As previously reported in first three quarters and as
     reported in fourth quarter                              $      0.31   $      0.97   $      0.12   $      0.03
   Effect of change in accounting principle                        (0.07)         0.10          0.07            --
                                                             -----------   -----------   -----------   -----------
   As restated in first three quarters and as reported
     in fourth quarter                                       $      0.24   $      1.07   $      0.19   $      0.03
   Cumulative effect of change in accounting principle       $     (0.62)  $        --   $        --   $        --
                                                             -----------   -----------   -----------   -----------
   Earnings (loss) per share after cumulative effect of
     change in accounting principle                          $     (0.38)  $      1.07   $      0.19   $      0.03
                                                             ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER DILUTED SHARE:
Earnings per share before cumulative effect of change in
accounting principle
   As previously reported in first three quarters and as
     reported in fourth quarter                              $      0.30   $      0.96   $      0.12   $      0.03
   Effect of change in accounting principle                  $     (0.06)  $      0.09   $      0.07   $        --
                                                             -----------   -----------   -----------   -----------
   As restated in first three quarters and as reported
     in fourth quarter                                       $      0.24   $      1.05   $      0.19   $      0.03
   Cumulative effect of change in accounting principle       $     (0.61)  $        --   $        --   $        --
                                                             -----------   -----------   -----------   -----------
   Earnings (loss) per share after cumulative effect of
     change in accounting principle                          $     (0.37)  $      1.05   $      0.19   $      0.03
                                                             ===========   ===========   ===========   ===========

   Average number of basic common shares                          28,314        28,322        28,356        28,374
   Average number of diluted common shares                        28,747        28,737        28,760        28,849

As previously reported for each quarter of Fiscal 2000:

                                                              Year Ended September 30, 2000
                                                     First        Second        Third         Fourth
                                                    Quarter       Quarter       Quarter       Quarter
                                                  -----------   -----------   -----------   -----------
Net revenues                                      $    49,555   $    54,308   $    64,910   $    70,674
Gross profit                                           25,817        29,467        33,718        37,699
Net income                                              3,731         5,188         6,928         8,579

Net income per share
   Basic                                          $      0.14   $      0.18   $      0.24   $      0.30
   Diluted                                        $      0.13   $      0.18   $      0.24   $      0.30

Shares used in per share calculations
   Basic                                               27,631        28,048        28,279        28,293
   Diluted                                             27,860        28,986        28,917        28,822

5.     Long-Term Debt and Capital Leases:

Long-term debt and capital leases at September 30, 2001 are summarized as follows (in thousands):

    Mortgage term note payable in monthly installments of
       $23 including interest at a blended rate of 5.5%, maturing on
       September 1, 2014. (A)                                                     $    2,500
    Mortgage term note payable to First Union National Bank in monthly installments of $6, including interest at 7.5% until
       March 30, 2005 and thereafter at the Bank's national commercial
       rate plus 1.0% per annum, maturing on March 30, 2008. (B)                         396
    Mortgage term note payable to the Pennsylvania Industrial
       Development Authority (PIDA) in monthly installments of $6,
       including interest at 4.25%, maturing on December 1, 2008. (B)                    425
    Capitalized lease obligation payable in monthly installments of
       779 Yen (US $7), including interest at 3.2% and property taxes at
       1.4%, maturing on April 1, 2004.  Collateralized by equipment.                    191
    Capitalized lease obligation payable in monthly installments of
       215 Yen (US $2), including interest at 2.2% and property taxes at
       1.4%, maturing on November 1, 2003.  Collateralized by equipment.                  45
    Capitalized lease obligation payable in monthly installments of
       214 Yen (US $2), including interest at 3.0% and property taxes at
       1.4%, maturing on September 1, 2004.  Collateralized by equipment.                 60
                                                                                  ----------
                                                                                       3,617
    Less current portion                                                                 352
                                                                                  ----------
                                                                                  $    3,265
                                                                                  ==========

(A)The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s chairman.

(B) The mortgage term note payable to First Union National Bank is collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. The mortgage term note payable to PIDA is collateralized by a second lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and is subordinate only to the $540,000 mortgage, dated March 26, 1998, between Rhetech, Inc. and First Union National Bank. The net book value of assets pledged under the agreements was $2.1 million at September 30, 2001.

Principal maturities for long-term debt and capital leases at September 30, 2001, are summarized as follows (in thousands):

              Year Ending                            Notes             Capital
             September 30,                          Payable            Leases
             --------------------------------------------------------------------
                 2002                            $         242      $         122
                 2003                                      256                122
                 2004                                      271                 70
                 2005                                      286                 --
                 2006                                      303                 --
          Thereafter                                     1,963                 --
          Less interest and property taxes                  --                (18)
                                                 -------------      -------------
                                                 $       3,321      $         296
                                                 =============      =============

6.     Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan, which are determined annually by the Board of Directors. Total profit sharing contribution cost for this plan was approximately $1.2 million, $1.1 million and $1.2 million for the years ended September 30, 2001, 2000 and 1999, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan with a United Kingdom insurance company. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2001, 2000 and 1999 approximated $39,000, $48,000 and $36,000, respectively.

The Company’s other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). A total of 1,800,000 shares of common stock were reserved for issuance under the Option Plan. In 1997, 1998 and 1999, the Option Plan was amended to increase the number of shares of common stock available for issuance thereunder by 400,000 shares per amendment for a total increase of 1,200,000. In 2000, the Option Plan was again amended for an additional 300,000 shares. The total shares reserved for the Option Plan is 3,300,000 at September 30, 2001. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004 unless terminated earlier at the discretion of the Board of Directors. At September 30, 2001, 886,012 shares were available for future issuance under the Option Plan. Options are granted at an exercise price equal to the market price of the common stock and no compensation expense has been recognized in 2001, 2000 or 1999 under the Option Plan.

The following summary shows stock option activity for the three years ended September 30, 2001:

                                                                       Weighted-
                                                                         Average
                                               Number of          Exercise Price
     Stock Option Activity                        Shares               per Share
     ------------------------           ----------------        ----------------
     October 1, 1998                           1,731,348                   $5.25
     Granted                                     291,000                   $4.59
     Exercised                                   (44,950)                  $4.81
     Forfeited                                  (198,498)                  $5.75
                                        ----------------        ----------------

     September 30, 1999                        1,778,900                   $5.10
     Granted                                     443,500                   $8.82
     Exercised                                  (677,504)                  $4.63
     Forfeited                                  (439,811)                  $5.00
                                        ----------------        ----------------

     September 30, 2000                        1,105,085                   $6.81
     Granted                                     296,550                   $9.20
     Exercised                                   (73,617)                  $7.62
     Forfeited                                  (111,773)                  $7.47
                                        ----------------        ----------------

     September 30, 2001                        1,216,245                   $7.38
                                        ================        ================

The following tables summarize information about stock options outstanding at September 30, 2001:

                                                  Options Outstanding
                                 -----------------------------------------------------
                                                              Weighted-
                                                                Average      Weighted-
                                                              Remaining        Average
                                               Number       Contractual       Exercise
     Range of                          Outstanding at              Life          Price
     Exercise Prices               September 30, 2001        (in years)      per Share
     ---------------------       --------------------     -------------    -----------
       $3.19   -  $4.63                       166,200               5.0          $3.94
       $4.88   -  $7.31                       663,095               7.0          $6.43
       $7.50  -  $11.19                       267,250               8.5          $9.07
      $11.75  -  $15.88                        98,200               8.7         $12.59
      $17.88  -  $19.25                        21,500               8.6         $18.52
                                 --------------------     -------------    -----------
                                            1,216,245               7.3          $7.38
                                 ====================     =============    ===========

                                                  Options Exercisable
                                 -----------------------------------------------------
                                                              Weighted-
                                                                Average      Weighted-
                                                              Remaining        Average
                                               Number       Contractual       Exercise
     Range of                         Exercisable at               Life          Price
     Exercise Prices               September 30, 2001        (in years)      per Share
     ---------------------       --------------------     -------------    -----------
       $3.19   -  $4.63                       133,600               5.0          $4.06
       $4.88   -  $7.31                       353,310               7.0          $6.22
       $7.50  -  $11.19                        58,282               8.8          $8.73
      $11.75  -  $15.88                        34,350               8.7         $13.39
      $17.88  -  $19.25                         5,925               8.6         $18.57
                                 --------------------     -------------    -----------
                                              585,467               7.3          $6.52
                                 ====================     =============    ===========

The number and weighted-average exercise prices of options exercisable at September 30, 2001, 2000 and 1999 are summarized as follows:

                                                          2001         2000         1999

      Number exercisable                                585,467      422,235      839,836

      Weighted-average exercise price per share           $6.52        $5.83        $5.00

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $19,000 in 2000, which has been recorded as additional capital.

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

                                                       2001         2000         1999
      Net income (loss):
         As reported                               $   25,613   $   24,426   $   (6,745)
         Pro forma                                 $   24,735   $   23,844   $   (7,199)

      Diluted earnings (loss) per share:
         As reported                               $     0.89   $     0.85   $    (0.24)
         Pro forma                                 $     0.86   $     0.83   $    (0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 80.0%, 76.0% and 70.0%; risk-free interest rates of 5.1%, 6.4% and 5.44%; and expected lives of 4.8, 4.6 and 4.6 years. The weighted-average fair value of stock options granted during the years ended September 30, 2001, 2000 and 1999, was $6.08, $5.69 and $2.77, respectively.

7.     Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2001, 2000 and 1999 consists of the following (in thousands):

                                             2001          2000          1999
         Federal:
              Current                      $  17,735     $   9,181     $  (3,973)
              Deferred                         1,243        (1,799)         (446)
        State:
              Current                          1,198         2,184          (374)
              Deferred                            95           219          (483)
        Foreign:
              Current                            809         1,709           601
              Deferred                         2,080            --           475
                                           ---------     ---------     ---------
                                           $  23,160     $  11,494     $  (4,200)
                                           =========     =========     =========

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2001, 2000 and 1999 are as follows (in thousands):

                                    2001           2000           1999

         Domestic                $    52,094    $    31,162    $   (12,074)
         Foreign                      14,324          4,758          1,129
                                 -----------    -----------    -----------
                                 $    66,418    $    35,920    $   (10,945)
                                 ===========    ===========    ===========

The components of the deferred tax assets and liabilities as of September 30, 2001 and 2000 are as follows (in thousands):

                                                       2001             2000
    Deferred tax assets:
         Accrued warranty and installation           $   2,961        $   4,092
         Net operating loss carryforwards                  528              617
         Deferred revenue                                6,428               --
         Other accrued liabilities                       1,052              747
         Inventory                                       1,229            1,957
         Covenant not to compete                            --              317
         Other                                             360              122
                                                     ---------        ---------
    Total deferred tax assets                           12,558            7,852
    Less valuation allowance                              (528)            (617)
                                                     ---------        ---------
    Net deferred tax assets                             12,030            7,235
                                                     ---------        ---------

    Deferred tax liabilities:
         Depreciation and amortization                  (1,641)          (1,204)
         Revenue recognition and other                  (1,418)            (478)
                                                     ---------        ---------
    Total deferred tax liabilities                      (3,059)          (1,682)
                                                     ---------        ---------
    Net deferred tax asset                           $   8,971        $   5,553
                                                     =========        =========

The Company has established a valuation allowance of $528,000 at September 30, 2001 and $617,000 at September 30, 2000 to reduce the deferred tax asset related to the net operating loss carryforwards in its Japanese and Asian subsidiaries.

The Company has net operating loss carryforwards of $1,500,000 in Singapore that have no expiration.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, was approximately $7.5 million at September 30, 2001. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2001, 2000 and 1999 are as follows (in thousands):

                                                              2001         2000         1999

    Amount computed using the statutory rate               $   23,247   $   12,572   $   (3,721)
    Increase (decrease) in taxes resulting from:
       State taxes, net of federal benefit                      1,962        1,562         (747)
       Effect of foreign taxes                                 (1,269)         (71)         196
       Research and experimentation credit                       (941)        (775)        (626)
       Foreign sales corporation benefit                       (1,306)      (1,546)         (97)
       (Decrease) increase in valuation allowance                 (89)        (330)         714
       Other, net                                               1,556           82           81
                                                           ----------   ----------   ----------
                                                           $   23,160   $   11,494   $   (4,200)
                                                           ==========   ==========   ==========

8.     Related Party Transactions:

Semitool has agreements with Mr. Raymon F. Thompson, the Company’s chairman, to lease aircraft. Under these agreements, rent expense was approximately $2,127,000, $684,000 and $474,000 for the years ended September 30, 2001, 2000 and 1999, respectively. The rental rate for fiscal 2002 will be approximately $224,000 per month for both the aircraft and the hangar; the lease terms are month-to-month.

Periodically, Semitool advances funds to Mr. Thompson and pays certain expenses for the benefit of Mr. Thompson. These advances are offset by amounts payable to Mr. Thompson under the agreements described in the preceding paragraph. Net advances to (from) Mr. Thompson are charged interest at the Company’s borrowing rate for short-term funds.

9.     Commitments and Contingencies:

The Company has various operating lease agreements for equipment and office space that expire through the year 2006. Total rent expense for the years ended September 30, 2001, 2000 and 1999, exclusive of amounts paid to a related party as described in Note 8, was approximately $1.8 million, $1.6 million, and $1.6 million, respectively. At September 30, 2001, future rental payments under these agreements are as follows (in thousands):

              Year Ending
              September 30,                Total
              -------------               --------
                2002                      $  1,391
                2003                           898
                2004                           260
                2005                            41
                2006                             1
                Thereafter                      --
                                          --------
                                          $  2,591
                                          ========

In response to the Company’s patent infringement lawsuit against Novellus Systems, Inc. (Case No. CV-01-874-KI), Novellus, by a motion dated October 18, 2001, amended its counterclaim seeking a declaration of the invalidity of our U.S. Patent 6,197,181 with separate allegations of our infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome with be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on results of operations, financial condition or cash flows.

10.     Shareholders' Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 16, 2000, which was subsequently amended on September 1, 2000 in order to convert it to a “shelf” registration of the securities of the Company with an aggregate public offering price of $75 million. All costs related to the registration were expensed in fiscal 2000.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2001 and 2000 for which it is practicable to estimate that value:

        Cash and Cash Equivalents - The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

        Marketable Securities – Marketable securities are marked-to-market at September 30, 2001 to approximate fair value.

        Payable to Shareholder - The carrying value of the shareholder payable approximates fair value due to the fact that the note carries a variable interest rate.

        Note Payable to Bank and Other Short-term Debt - The carrying value of the note payable to bank and other short-term debt approximates fair value due to the fact that the instruments bear a negotiated variable interest rate.

        Long-Term Debt - The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 6.0% and 9.50% at September 30, 2001 and 2000, respectively, which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2001 and 2000, consisted of the following (in thousands):

                                                             2001                       2000
                                                     Carrying      Fair         Carrying      Fair
                                                       Amount      Value         Amount       Value
                                                     --------------------       --------------------
    Cash and cash equivalents                        $ 39,890    $ 39,890       $  6,711    $  6,711
    Marketable securities                               6,947       6,947             --          --
    Payable to shareholder                                  2           2             61          61
    Note payable to bank and other short-term debt        839         839         21,383      21,383
    Long-term debt                                      3,321       3,249          3,550       2,902

At September 30, 2001 and 2000, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $34.9 million and $49.6 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

At September 30, 2001, the Company held marketable equity securities with a cost basis of $6.9 million which had an associated unrealized loss of approximately $1.0 million.

12.     Segments, Geographic Location and Major Customers:

The Company currently operates in one segment whose primary products perform cleaning and electroplating processes. The Company’s Software Control Systems segment was sold in February of 2001. The Company’s current product offerings qualify for aggregation under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information” as its products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

Prior to the sale of the Company's Software Control Systems segment, the Company's reportable segments had been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. The Company's two reportable segments were Semiconductor Equipment and Software Control Systems.

The Semiconductor Equipment segment's primary products perform cleaning and electroplating processes. The Software Control Systems segment's primary products were designed to provide advance process control and operational data reporting for most of the front-end process equipment in a fab. The Semiconductor Equipment's product offerings qualified for aggregation under SFAS 131 as the products were manufactured and distributed in the same manner, had similar economic characteristics and were sold to the same customer base.

The accounting policies of the segments were the same as those described in the "Summary of Significant Accounting Policies" note. Segment operating results were measured based on income (loss) from operations. Internal sales were based on internal transfer prices. Internal sales reflected sales of products from the Software Control Systems segment to the Semiconductor Equipment segment. Segment assets consisted of assets that are identified to reportable segments.

Consolidated sales to one major customer represented 10.4% of total consolidated net sales for the year ended September 30, 2000. No other customer represented more than 10% of total consolidated net sales for any period presented.

Financial information by operating segment for 2000 and 1999 is summarized as follows (amounts in thousands):

                                                                      Total
                               Equipment            Software          Software
                                Segment             Segment           Segment      Eliminations     Consolidated
                               --------      --------------------     --------     ------------     ------------
Net Sales                      External      External    Internal
2000                           $221,831       $17,616      $1,781     $19,397           $(1,781)        $239,447
1999                            109,646        12,882         413      13,295              (413)         122,528

Income (Loss) from
 Operations
2000                             33,704                                 4,330            (1,365)          36,669
1999                            (12,996)                                  572              (317)         (12,741)

Segment Assets
2000                            193,573                                11,264            (2,177)         202,660
1999                            125,162                                 8,767            (2,045)         131,884

Capital Expenditures
 for Long-Lived Assets
2000                              7,698                                   311                              8,009
1999                              5,404                                 1,106                              6,510

Depreciation and
 Amortization Expense
2000                              6,538                                 1,374                              7,912
1999                              8,657                                 1,694                             10,351

Financial information by geographic location for 2001, 2000 and 1999 is summarized as follows (amounts in thousands):

                                United                                     Asia &
                                States         Europe        Japan          Other        Consolidated
                               --------       -------       -------        -------      ------------
Net Sales, by
 customer location
2001                           $ 92,812       $66,853       $40,384        $56,418           $256,467
2000                            100,486        61,490        32,167         45,304            239,447
1999                             57,784        29,346        22,963         12,435            122,528

Property, Plant and
 Equipment, Net
2001                             23,905         2,068         1,410            172             27,555
2000                             24,326         3,850         1,521            218             29,915
1999                             24,742         3,640         1,695            259             30,336

13.     Sale of Semy Engineering, Inc. Subsidiary:

On February 16, 2001, the Company sold its Semy Engineering, Inc. subsidiary to Brooks Automation, Inc. ("Brooks") for approximately $39.4 million. The Company received cash of approximately $36.5 million and 73,243 shares of Brook's common stock valued at approximately $2.9 million on the date of the sale. This resulted in a gain of approximately $31.1 million ($19.6 million after tax). Semy Engineering, Inc., constituted our entire Software Control Systems segment.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

Semitool, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with the guidance in Securities and Exchange Commission Staff Accounting Bulleting No. 101, “Revenue Recognition in Financial Statements.”

/s/PricewaterhouseCoopers LLP

Seattle, Washington
October 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10. Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors of the Company:

                Name            Age                             Position
   Raymon F. Thompson            60   Chairman of the Board, President and Chief Executive
                                      Officer
   Timothy C. Dodkin             52   Senior Vice President, Global Sales and Marketing
   William A. Freeman            58   Senior Vice President and Chief Financial Officer
   Robert L. Anderson            48   Senior Vice President, Operations
   Dana R. Scranton              46   Vice President, Surface Preparation Technology
   Larry A. Viano                47   Secretary, Treasurer, Controller and Principal
                                      Accounting Officer
   Howard E. Bateman (1)         67   Director
   Robert G. Chamberlain(1)      61   Director
   Richard A. Dasen  (2)         59   Director
   Daniel J. Eigeman (2)         67   Director
   L. Peter Larson (1)(2)        62   Director
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

Timothy C. Dodkin has been employed by us since 1985 and has served on our Board of Directors since 1998. Mr. Dodkin served as our European Sales Manager from 1985 to 1986 when he became Senior Vice President, Managing Director of Semitool Europe, Ltd. Since September 2001, he has been the Company's Senior Vice President, Global Sales and Marketing. Prior to joining us, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

William A. Freeman joined the Company in 1998, and is Senior Vice President and Chief Financial Officer. Prior to joining us and since 1995, Mr. Freeman was an independent management consultant. Prior to 1995, he worked for 22 years at Zurn Industries, Inc., a diversified manufacturing, engineering, and construction company. At Zurn, Mr. Freeman served in division management positions before being appointed Senior Vice President - Chief Financial Officer in 1986, and President in 1991. Mr. Freeman also serves on the Board of Directors of NPC International, Inc.

Robert L. Anderson joined Semitool as Senior Vice President of Operations on November 1, 2001. Prior to joining Semitool Mr. Anderson was Group Vice President with ABB Global Powertrain Automation. His responsibilities included four operating divisions providing custom automated assembly systems to the automotive sector. The majority of Mr. Anderson's career has been in operations with Mid-West Automation Systems, EMCO a division of Mid-South Industries and Wheelabrator Corporation. He also has worked in the semiconductor industry when he worked for SpeedFam Corporations as General Manager of the Disk Technology Group.

Dana R. Scranton has served as the Company's Vice President, Surface Preparation Technology since September 2001. Mr. Scranton has 10 years of experience with Semitool in the areas of engineering, product management and marketing. Mr. Scranton has a total of 15 years experience in the semiconductor capital equipment business.

Larry A. Viano joined the Company in 1985 and serves as our Secretary, Treasurer, Principal Accounting Officer and Controller. Mr. Viano serves on the Board of Directors of Semitool Europe, Ltd., Semitool Japan KK, Semitool (Asia) Pte Ltd. and Semitool Korea, Inc. He is a Certified Public Accountant.

Howard E. Bateman has served on the Company's Board of Directors since 1990. Mr. Bateman formerly owned and operated Entech, a Pennsylvania company that was an independent sales representative for our products from 1979 to 1996.

Robert G. Chamberlain was appointed a director of the Company in February 2001. Mr. Chamberlain is the Chief Executive Office and Director of Starview Technology, Inc. and is the former President of the Semiconductor Operations of AvantCom Network, Inc. of San Jose, California. He is currently Chairman of the Board of Daw Technologies of Salt Lake City, Utah, a Nasdaq-listed company, and a director of Triant Technologies of Nanaimo, British Columbia, Canada.

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

L. Peter Larson has served on the Company's Board of Directors since December 2000. Mr. Larson currently serves as Chairman of the Board of American Timber Company and previously served as its President and Chief Executive Officer from 1978 to 2000. Mr. Larson is the President and Chief Executive Officer of L. Peter Larson Company. Since 1985, Mr. Larson has served on the Board of Directors of Glacier Bancorp, Inc., a Nasdaq-listed company.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11. Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.     Financial Statements:
        ________________

The financial statements and report of independent accountants listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

    Report of Independent Accountants
    Consolidated Balance Sheets at September 30, 2001 and
           September 30, 2000
    Consolidated Statements of Operations for the Years Ended
           September 30, 2001, September 30, 2000, and
           September 30, 1999
    Consolidated Statements of Changes in Shareholders' Equity
           for the Years Ended September 30, 2001, September 30, 2000
           and September 30, 1999
    Consolidated Statements of Cash Flows for the Years Ended
           September 30, 2001, September 30, 2000 and
           September 30, 1999
    Consolidated Statements of Comprehensive Income (Loss) for the
           Years Ended September 30, 2001, September 30, 2000, and
           September 30, 1999
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
3.10          Amended Bylaws of Semitool, Inc. (13)
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
10.34         Corporate Resolution to Borrow, dated July 5, 2000, between the Company and Bank of America (10)
10.35         Employment Agreement between Jurek Koziol and Semitool, Inc. dated March 23, 2000 (10)
10.36         Loan Modification Agreement, dated March 29, 2001, between the Company and Bank of America (11)
10.37         Loan Modification Agreement, dated June 22, 2001, between the Company and Bank of America (12)
10.38         Employment Agreement between Robert L. Anderson and Semitool, Inc. dated October 1, 2001 (13)
21.1          Subsidiaries of Registrant (13)
23.1          Consent of Independent Accountants (13)
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

(11)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 2001.

(12)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 2001.

(13)   Filed herewith.

(b)    Reports on Form 8-K.

  A report on Form 8-K was filed on March 2, 2001. This report contained information relating to the sale of Semy Engineering, Inc., a wholly-owned subsidiary, which was completed on February 16, 2001.
  A report on Form 8-K/A was filed on May 18, 2001. This report contained information relating to the sale of Semy Engineering, Inc., a wholly-owned subsidiary, which was completed on February 16, 2001.

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

Dated: December 27, 2001                         SEMITOOL, INC.

                                       By: /s/Raymon F. Thompson
                                           --------------------------------------------
                                           Raymon F. Thompson
                                           Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                            Title                         Date

/s/Raymon F. Thompson
----------------------------
Raymon F. Thompson               Chairman of the Board                     December 20, 2001
                                 President, and Chief Executive
                                 Officer
                                 (Principal Executive Officer)

/s/William A. Freeman
----------------------------
William A. Freeman               Senior Vice President                     December 20, 2001
                                 and Chief Financial Officer

/s/Larry A. Viano
----------------------------
Larry A. Viano                   Secretary, Treasurer, Controller          December 20, 2001
                                 and Principal Accounting Officer

/s/Howard E. Bateman
----------------------------
Howard E. Bateman                           Director                       December 20, 2001

/s/Robert G. Chamberlain
----------------------------
Robert G. Chamberlain                       Director                       December 20, 2001

/s/Richard A. Dasen
----------------------------
Richard A. Dasen                            Director                       December 20, 2001

/s/Timothy C. Dodkin
----------------------------
Timothy C. Dodkin                Director and                              December 20, 2001
                                 Senior Vice President

/s/Daniel J. Eigeman
----------------------------
Daniel J. Eigeman                           Director                       December 20, 2001

/s/L. Peter Larson
----------------------------
L. Peter Larson                             Director                       December 20, 2001
SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended September 30, 2001, 2000 and 1999
(Amounts in Thousands)

                                                                                Additions
                                                       Balance at      Charged to     Charged                      Balance
                                                       beginning       Costs and      to Other                     at end
                                                       of Period       Expenses       Accounts       Deductions    of Period
                                                       -----------     -----------    ---------    ------------    ----------
Year ended September 30, 2001:
  Deducted from asset accounts:
   Allowance for doubtful accounts                        $    314     $        18    $      --    $        43a    $      289
   Inventory allowance                                       3,566             209           --             --          3,775
   Allowance for deferred tax asset valuation                  617              --           --             89            528

Year ended September 30, 2000:
  Deducted from asset accounts:
   Allowance for doubtful accounts                             271              93           --             50            314
   Inventory allowance                                         339           3,227           --             --          3,566
   Allowance for deferred tax asset valuation                  947              --           --            330            617

Year ended September 30, 1999:
  Deducted from asset accounts:
   Allowance for doubtful accounts                           1,542              51           --          1,322b           271
   Inventory allowance                                       1,000           2,260           --          2,921c           339
   Allowance for deferred tax asset valuation                  233             714           --             --            947

a)     Reduction of allowance for doubtful accounts and related receivable account to reflect allowances for doubtful accounts of Semy Engineering, Inc., a wholly-owned subsidiary sold to Brooks Automation, Inc. on February 16, 2001.

b)     Reduction of allowance for doubtful accounts and related receivable account to reflect the write-off of uncollectible receivables.

c)     Reduction of allowance for inventory obsolescence and related inventory account to reflect the write-off of obsolete inventory.

Exhibit 3.10

AMENDED BYLAWS
OF
SEMITOOL, INC.
(February 8, 2001)
ARTICLE I.
Offices

        The principal office of the corporation in the State of Montana shall be located in the City of Kalispell, County of Flathead. The corporation may have such other offices, either within or without the State of Montana as the Board of Directors may designate or as the business of the corporation may require from time to time.

        The registered office of the corporation required by the Montana Business Corporation Act to be maintained in the State of Montana may be, but need not be, identical with the principal office in the State of Montana, and the registered agent and the address of the registered office may be changed from time to time by the Board of Directors.

ARTICLE II.
Shareholders

        Section 1. Annual Meeting. The annual meeting of the shareholders shall be held in the month of February, beginning with the year 1996, and at such date, and at such hour, and at such place as shall be determined by the Board of Directors, and such meeting shall be held for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the date designated by the action of the Board of Directors at the annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special annual meeting of the shareholders as soon thereafter as conveniently may be and as determined by the Board of Directors in accordance with the statutes of the State of Montana.

        Section 2. Special Meetings. Special meetings of the shareholders for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chairman of the Board, President, Vice President, Secretary, or by the Board of Directors, or by the holders of not less than one-fourth of all shares entitled to vote at the meeting.

        Section 3. Place of Meeting. The Board of Directors may designate any place either within or without the State of Montana, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A Waiver of Notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the State of Montana, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the registered office of the corporation in the State of Montana.

        Section 4. Notice of Meeting. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the Chairman of the Board, President, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his or her address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

        Section 5. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the stock transfer books shall be closed for a stated period, but not to exceed, in any case, sixty (60) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of the shareholders, such books shall be closed for a period of at least ten (10) days immediately preceding such meeting and not to exceed sixty (60) days preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty (60) days and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to receive payment of a dividend, the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.  When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

        Section 6. Voting Right. The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten (10) days before each meeting of the stockholders, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders.

        Section 7. Quorum. A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders, but in no event shall a quorum consist of less than one-third (1/3) of the shares entitled to vote at the meeting. If a meeting cannot be organized because a quorum has not attended, those present may adjourn the meeting from time to time until a quorum is present, at which time any business may be transacted that may have been transacted at the meeting as originally called. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

        Section 8. Voting of Shares. Subject to the provisions of Section 10 of this Article II, each outstanding share shall be entitled to one vote, and each fractional share shall be entitled to a corresponding fractional vote, on each matter submitted to a vote at a meeting of shareholders. Neither treasury shares nor shares of its own stock held by the corporation in a fiduciary capacity nor shares held by another corporation if a majority of the shares entitled to vote for the election of director of such other corporation is held by the corporation shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time.

        Shares held by an administrator, executor, guardian or conservator may be voted by him or her, either in person or by proxy, without a transfer of such shares into his or her name. Shares standing in the name of the trustee may be voted by him or her, either in person or by proxy, but no trustee shall be entitled to vote shares held by him or her without a transfer of such shares into his or her name.

        Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his or her name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

        A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

        Shares of its own stock belonging to the corporation or held by it in a fiduciary capacity shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

        Section 9. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his or her duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

        Section 10. Cumulative Voting. At each election for directors every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares and fractional shares owned by him or her for as many persons as there are directors to be elected and for whose election he or she has a right to vote, or to cumulate his or her votes by giving a candidate as many votes as the number of such directors multiplied by the number of his or her shares including fractional shares shall equal, or by distributing such votes and fractional votes on the same principal among any number of candidates.

ARTICLE III.
Board of Directors

        Section 1. General Powers. The business and affairs of the corporation shall be managed by its Board of Directors.

        Section 2. Number, Tenure and Qualifications. The number of directors of the corporation shall be seven (7). Each director shall hold office until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified. Directors need not be residents of the State of Montana or shareholders of the corporation.

        Section 3. Annual Meeting. The annual meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the annual meeting of shareholders.

        Section 3a. Regular Meetings. Regular meetings of the Board of Directors shall be held at such time as shall be determined by the Chairman of the Board, President, or by resolution of the Board. No notice need be given of meetings held pursuant to the determination by the Chairman of the Board, President, or by resolution of the Board.

        Section 4. Special Meetings.; Special meetings of the Board of Directors may be called by or at the request of the Chairman of the Board, President, or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Montana, as the place for holding any special meeting of the Board of Directors called by them.

        Section 5. Notice. Notice of any Special Meeting shall be given at least two (2) days previously thereto by written notice delivered personally, mailed or faxed to each director at his or her business address, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage prepaid thereon. If notice is given by fax, the notice shall be deemed to be delivered when the fax is sent to the fax number maintained in the records of the corporation for each director. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. The notice is not required to describe the purpose of the meeting.

        Section 6. Quorum. A majority of the number of directors fixed by Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at the meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

        Section 7. Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors.

        Section 8. Compensation. By resolution of the Board of Directors, directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and non-employee directors may be paid an annual retainer plus a fixed sum for attendance at each meeting of the Board of Directors. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

ARTICLE IV.
Officers

        Section 1. Number. The officers of the corporation shall be the Chairman of the Board, a President, and such Vice Presidents (the number, qualification and titles thereof to be determined by the Board of Directors from time to time, and who may or may not be directors), as in the opinion of the Board the business of the corporation requires, a Secretary, and a Treasurer. Such other officers, assistant officers, and agents as may be necessary may be elected or appointed from time to time by the Board of Directors. Any two or more offices may be held by the same person, except for the offices of President and Secretary.

        Section 2. Election and Term of Office. The officers of the corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his or her successor shall have been duly elected and shall have qualified or until his or her death or until he or she shall resign or shall have been removed in the manner hereinafter provided.

        Section 3. Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not in itself create contract rights.

        Section 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

        Section 5. Chairman of the Board. If the Chairman of the Board is in office, he or she shall preside at all meetings of the shareholders and the Board of Directors. During the absence or disability of the Chairman of the Board, or during a vacancy in the office of the Chairman of the Board, the President shall preside at all meetings of the stockholders and the Board of Directors, and shall perform such other duties as may be prescribed from time to time by the Board of Directors or the Bylaws.

        Section 6. President. The President shall be the principal executive officer of the corporation and, subject to the control of the Board of Directors shall, in general, supervise and control all of the business and affairs of the corporation. He or she shall, in the absence or disability of the Chairman of the Board, preside at all meetings of the shareholders and of the Board of Directors. He or she may sign, with the Secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and, in general, shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time.

        Section 7. Vice President. In the absence of the President or in the event of his or her death, inability or refusal to act, the Vice President (or in the event there be more than one Vice President, the Vice Presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

        Section 8. Secretary. The Secretary shall: (a) keep the minutes of the shareholders and the Board of Directors’ meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents, the execution of which on behalf of the corporation under its seal is duly authorized; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign with the President, or a Vice President, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the corporation; and (g) in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him or her by the President or by the Board of Directors.

        Section 9. Treasurer. The Treasurer shall have charge and supervision and be responsible for all funds and securities of the corporation and shall have charge and supervision of the deposits of all monies due and payable to the corporation from any source whatsoever in such banks or depositories as shall be selected by the Board of Directors, and shall, in general, perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the President or by the Board of Directors.

        Section 10. Assistant Secretaries and Assistant Treasurers. The Assistant Secretaries shall exercise the duties of the Secretary and those duties incident to the office of the Secretary when the Secretary is absent or not available and such other duties as shall be assigned by the President or by the Board of Directors. The Assistant Treasurers shall perform those duties incident to the office of Treasurer and those assigned to the Treasurer in the absence or unavailability of the Treasurer and such other duties as from time to time may be assigned to him or her by the President or by the Board of Directors.

        Section 11. Exercise of Rights as Stockholders. Unless otherwise ordered by the Board of Directors, the President or a Vice President thereunto duly authorized by the President, shall have full power and authority on behalf of the corporation to attend and to vote at any meeting of stockholders of any corporation in which this corporation may hold stock, and may exercise on behalf of this corporation any and all of the rights and powers incident to the ownership of such stock at any such meeting, and shall have power and authority to execute and deliver proxies and consents on behalf of this corporation in connection with the exercise by this corporation of the rights and powers incident to the ownership of such stock. The Board of Directors, from time to time, may confer like powers upon any other person or persons.

ARTICLE V.
Certificates for Shares and Their Transfer

        Section 1. Certificates for Shares. Certificates representing shares of the corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary. The names and addresses of the persons to whom the shares represented thereby are issued, with the number of shares and dates of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the corporation as the Board of Directors may prescribe.

        Section 2. Transfer of Shares. Transfer of shares of the corporation shall be made only on the stock transfer books of the corporation by the holder of record thereof or by his or her legal representative, who shall furnish proper evidence of authority to transfer, or by his or her attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

ARTICLE VI.
Fiscal Year

        The fiscal year of the corporation shall begin on the 1st day of October and end on the 30th day of September in each year.

ARTICLE VII.
Dividends

        The Board of Directors may from time to time declare, and the corporation may pay dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

ARTICLE VIII.
Seal

        The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation and the state of incorporation and the words “Corporate Seal”.

ARTICLE IX.
Waiver of Notice

        Whenever any notice is required to be given to any shareholder or director of the corporation under the provisions of these Bylaws or under the provisions of the Montana Business Corporation Act, a waiver therefor in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

ARTICLE X.
Action Without a Meeting

        Any action required to be taken at a meeting of the shareholders or directors of the corporation or any action which may be taken at a meeting of the shareholders or directors, may be taken without a meeting if a consent, in writing, setting forth the action so taken, shall be signed by all the shareholders or directors entitled to vote with respect to the subject matter thereof. Such consent shall have the same effect as a unanimous vote and may be stated in any articles or documents filed with the Secretary of State under the Montana Business Corporation Act.

ARTICLE XI.
Amendments

        These Amended Bylaws may be altered, amended or repealed and new Bylaws may be adopted by the Board of Directors at any regular or special meeting of the Board of Directors.

        We, the undersigned, being all of the directors of SEMITOOL, INC., do hereby formally and regularly adopt, ratify and sign the foregoing Amended Bylaws as the Bylaws of this corporation for the guidance of the corporation and regulation of its business and as evidence of such adoption and ratification, we do hereby set our hands this 8th day of February, 2001.

/s/R. Thompson                                  /s/Richard Dasen
------------------------------                  ------------------------------
Raymon F. Thompson                              Richard Dasen

/s/Daniel Eigeman                               /s/Timothy C. Dodkin
------------------------------                  ------------------------------
Daniel Eigeman                                  Timothy C. Dodkin

/s/Howard Bateman                               /s/L. Peter Larson
------------------------------                  ------------------------------
Howard Bateman                                  L. Peter Larson

Exhibit 10.38

October 1, 2001

Mr. Robert Anderson
13735 Neal Road
Davisburg, MI 49350

Dear Bob,

It is my pleasure to offer you the position of Sr. Vice President of Operations for Semitool, Inc. reporting to me. The terms of this offer are as follows:

Your reporting structure will include the General Managers of each Division, Operations, Materials, Manufacturing, the Quality Group, Engineering and Customer Service.

1.       Your base salary will be $195k per year paid semi-monthly with a start date as soon as possible, but no later than November 1, 2000, when this offer will expire. At the end of the first six months of employment there will be a performance salary review with a potential to move to $220k. As a member of management you will be eligible to participate in the Management Bonus Plan.

2.       The company will assist in your move from MI to MT with a lump sum of $40,000.00 to cover the move of household goods, and other related expenses relocating your family to the area. Some of this amount will be taxable dependent upon actual moving expenses. The company will be involved in these items to help secure the best possible price for you. We will also provide temporary housing for the first six months. You will have either a company car for your business and personal use or a monthly allowance of $600 toward a lease or purchase. To help you determine where you want to reside in the Flathead Valley, Semitool will cover the cost of two house-hunting trips for your family. We request that they be scheduled in advance with a Saturday night stay to secure the best possible price.

3.        As part of your incentive package you will be granted 40,000 stock option shares. Following Board approval, it will be issued and vested according to the current stock option plan. The exercise price of the stock option will be set the day it is approved.

4.       You will receive three weeks vacation within the first year of employment and every year thereafter until you reach 10 years of employment when you will be eligible for four weeks. Vacation is subject to company scheduling and prior approval.

5.        You will be eligible for all benefits offered to Semitool employees some have waiting periods (Insurance and 401(k) are the first of the month following employment.)

6.       As a condition of employment you will be required to sign a confidentiality conflict of interest agreement.

7.       In the event there is any discontinuation of your employment initiated by Semitool, we will provide a severance package based on gross salary (excluding bonuses and other compensation) earned during the preceding 12 months, unless such termination is a result of gross misconduct.

8.       None of the terms of this offer represents an agreement by you or Semitool, Inc. for any specific length of employment. Either you or Semitool may, at any time, terminate the employment relationship upon notice to the other party. As with all Semitool employment positions, there is a 90 day probationary period.

Any controversy or claim arising out of termination of employment after your probationary period has expired shall be settled by arbitration as provided in Montana’s Uniform Arbitration Act, 27-5-211 et seq., MCA. The laws of Montana shall apply.

Sincerely,                                       Acceptance: I have read and understand
                                                 All of the above and accept these terms of
                                                 Employment with Semitool.

/s/R. Thompson                                   /s/Robert L. Anderson
-----------------------------------              -----------------------------------
Ray Thompson                                     Robert L. Anderson
Chief Executive Officer                          Date:

EXHIBIT 21.1

SUBSIDIARIES OF REGISTRANT

                    Name                          Jurisdiction of Incorporation
--------------------------------------------      ------------------------------------------
Semitool Europe Ltd.                              United Kingdom
Semitool Halbleitertechnik Vertriebs GmbH         Germany
Semitool France SARL                              France
Semitool Italia SRL                               Italy
Semitool Japan KK                                 Japan
Semitool Korea, Inc.                              Korea
Semitool FSC, Inc.                                Barbados
Semitool (Asia) Pte Ltd.                          Singapore
Semitool Schweiz, GmbH                            Switzerland
Rhetech, Inc.                                     Delaware

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-39492 and 333-46348) and Forms S-8 (No. 333-62474) of Semitool, Inc. of our report dated October 31, 2001, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/PricewaterhouseCoopers, LLP

Seattle, Washington
December 27, 2001