Form 10-Q
period 2001-12-31
SEMITOOL INC
filed 2002-02-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of February 11, 2002
Common Stock	28,417,917

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Financial Information

Item I. Financial Statements

Consolidated Balance Sheet as of December 31, 2001 and September 30, 2001.

Consolidated Statements of Operations for the three months ended December 31, 2001 and December 31, 2000.

Consolidated Statements of Cash Flow for the three months ended December 31, 2001 and December 31, 2000.

Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2001 and December 31, 2000.

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Derivatives

New Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Part II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Part I.     Financial Information

Item 1.     Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

                                                                             December 31,      September 30,
                                         ASSETS                                  2001              2001
                                                                           ----------------  ----------------
Current assets:
    Cash and cash equivalents                                              $         43,699  $         39,890
    Marketable securities                                                             2,979             6,947
    Trade receivables, less allowance for doubtful
     accounts of $286 and $289                                                       31,239            51,578
    Inventories                                                                      50,779            52,914
    Income tax refund receivable                                                      1,002             1,002
    Prepaid expenses and other current assets                                         8,456             2,936
    Deferred income taxes                                                            12,023            12,030
                                                                           ----------------  ----------------
       Total current assets                                                         150,177           167,297
Property, plant and equipment, net                                                   30,796            27,555
Intangibles, less accumulated amortization of $600 and $561                           4,873             4,708
Other assets, net                                                                       401               530
                                                                           ----------------  ----------------
       Total assets                                                        $        186,247  $        200,090
                                                                           ================  ================

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                         $            101  $            839
    Accounts payable                                                                  9,685            10,973
    Accrued commissions                                                               2,735             3,142
    Accrued warranty and installation                                                 7,875             9,162
    Accrued payroll and related benefits                                              5,389             6,070
    Customer advances                                                                 3,501             3,079
    Income taxes payable                                                              2,682             2,643
    Other accrued liabilities                                                         1,183             2,593
    Deferred profit                                                                  14,628            21,711
    Long-term debt and capital leases, due within one year                              347               353
    Payable to shareholder                                                               10                 2
                                                                           ----------------  ----------------
       Total current liabilities                                                     48,136            60,567
Long-term debt and capital leases, due after one year                                 3,159             3,265
Deferred income taxes                                                                 3,449             3,059
                                                                           ----------------  ----------------
       Total liabilities                                                             54,744            66,891
                                                                           ----------------  ----------------

Contingencies (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                    --                --
    Common stock, no par value, 75,000,000 shares authorized,
     28,405,192 and 28,380,117 shares issued and outstanding                        47,117            45,181
    Retained earnings                                                                85,346            89,048
    Accumulated other comprehensive income (loss)                                      (960)           (1,030)
                                                                           ----------------  ----------------
       Total shareholders' equity                                                   131,503           133,199
                                                                           ----------------  ----------------
       Total liabilities and shareholders' equity                          $        186,247  $        200,090
                                                                           ================  ================

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

                                                                                    Three Months Ended
                                                                                      December 31,
                                                                                --------------------------

                                                                                    2001           2000
                                                                                -----------    -----------
Net sales                                                                       $    26,754    $    65,247
Cost of sales                                                                        14,309         31,424
                                                                                -----------    -----------
Gross profit                                                                         12,445         33,823
                                                                                -----------    -----------

Operating expenses:
    Selling, general and administrative                                              12,917         16,253
    Research and development                                                          5,761          6,838
                                                                                -----------    -----------
       Total operating expenses                                                      18,678         23,091
                                                                                -----------    -----------

Income (loss) from operations                                                        (6,233)        10,732
Other income (expense), net                                                             262           (424)
                                                                                -----------    -----------
Income (loss) before income taxes                                                    (5,971)        10,308
Provision for (benefit from) income taxes                                            (2,269)         3,402
                                                                                -----------    -----------

Income (loss) before cumulative effect of change in accounting principle             (3,702)         6,906

Cumulative effect of change in accounting principle, net of tax benefit                  --        (17,645)
                                                                                -----------    -----------

Net loss                                                                        $    (3,702)   $   (10,739)
                                                                                ===========    ===========

Earnings (loss) per basic share:
    Income (loss) before cumulative effect of change in accounting principle    $     (0.13)   $      0.24
    Cumulative effect of change in accounting principle                                  --          (0.62)
                                                                                -----------    -----------
       Basic loss per share                                                     $     (0.13)   $     (0.38)
                                                                                ===========    ===========

Earnings (loss) per diluted share:
    Income (loss) before cumulative effect of change in accounting principle    $     (0.13)   $      0.24
    Cumulative effect of change in accounting principle                                  --          (0.61)
                                                                                -----------    -----------
       Diluted loss per share                                                   $     (0.13)   $     (0.37)
                                                                                ===========    ===========

Weighted average common shares:
    Basic                                                                            28,386         28,314
                                                                                ===========    ===========
    Diluted                                                                          28,386         28,747
                                                                                ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                          Three Months Ended
                                                                             December 31,
                                                                   --------------------------------
                                                                        2001             2000
                                                                   ---------------  ---------------
Operating activities:
   Net loss                                                        $        (3,702) $       (10,739)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change, net of tax                       --           17,645
       Depreciation and amortization                                         2,198            1,905
       (Gain)/loss on disposition of assets                                    857               (1)
       Change in:
         Trade receivables                                                  19,660            5,331
         Inventories                                                        (2,661)          (3,844)
         Prepaid expenses and other current assets                          (5,587)          (1,313)
         Other assets, net                                                     109             (109)
         Accounts payable                                                     (856)          (8,887)
         Accrued commissions                                                  (407)             865
         Accrued warranty and installation                                  (1,259)          (1,413)
         Accrued payroll and related benefits                                 (659)            (806)
         Customer advances                                                     528              442
         Deferred profit                                                    (7,083)           3,516
         Income taxes payable                                                1,861               25
         Other accrued liabilities                                          (1,336)           1,857
         Payable to Shareholder                                                  8              (53)
                                                                   ---------------  ---------------
          Net cash provided by operating activities                          1,671            4,421
                                                                   ---------------  ---------------

Investing activities:
   Proceeds from sale of marketable securities                               5,000               --
   Purchases of property, plant and equipment                               (1,658)          (1,814)
   Increase in intangible assets                                              (341)            (281)
   Proceeds from sale of assets                                                 --                6
                                                                   ---------------  ---------------
          Net cash provided by (used in) investing activities                3,001           (2,089)
                                                                   ---------------  ---------------

Financing activities:
   Proceeds from exercise of stock options                                     131              131
   Borrowings under line of credit and short-term debt                         323           35,707
   Repayments under line of credit and short-term debt                      (1,016)         (36,723)
   Repayments of long-term debt and capital leases                             (87)             (84)
                                                                   ---------------  ---------------
          Net cash used in financing activities                               (649)            (969)
                                                                   ---------------  ---------------

Effect of exchange rate changes on cash and cash equivalents                  (214)             (34)
                                                                   ---------------  ---------------
Net increase in cash and cash equivalents                                    3,809            1,329
Cash and cash equivalents at beginning of period                            39,890            6,711
                                                                   ---------------  ---------------
Cash and cash equivalents at end of period                         $        43,699            8,040
                                                                   ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

                                                  Three Months Ended
                                                     December 31,
                                              --------------------------

                                                 2001           2000
                                              -----------    -----------

Net income (loss)                             $    (3,702)   $   (10,739)
Net gain on cash flow hedges                          223            283
Unrealized gain on available-for-
  sale securities, net of tax                         640             --
Foreign currency translation adjustment              (793)          (471)
                                              -----------    -----------

Comprehensive income (loss)                   $    (3,632)   $   (10,927)
                                              ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Company prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. We believe the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2001 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 2001 has been prepared from the books and records without audit. Financial information as of September 30, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of December 31, 2001, the consolidated results of operations for the three month period ended December 31, 2001 and 2000 and the consolidated cash flows for the three month period ended December 31, 2001 and 2000. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of ninety days or less to be cash equivalents.

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

DERIVATIVES

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company uses cash flow hedge accounting per SFAS 133 to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked to market. Any amounts in OCI on a derivative that no longer qualifies for hedge accounting are transferred to the statement of income. At maturity or termination the gain or loss on the derivative is calculated and reported in net income.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments.

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended December 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended December 31, 2001.

Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the three months ended December 31, 2001, the amount transferred from OCI to Other income (expense), net, was not material. We estimate that all $176,000 of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued staff accounting bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sale of existing products to new customer environments are not recognized until acceptance. Whereas, sales of existing products into existing customer environments are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized upon shipment in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due upon title transfer. The revenue for elements other than equipment is recorded in deferred profit when the equipment is shipped and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment.

As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a charge of $17.6 million (after reduction for income taxes of $8.7 million), or $0.61 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of December 31, 2001 and September 30, 2001 was $14.6 million and $21.7 million, respectively. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. The change in revenue recognition does not affect the Company’s cash flow.

Prior to June 30, 2001, the Company’s revenue recognition policy, as it related to equipment, was to recognize revenue at the time of shipment to the customer.

Prior to the sale on February 16, 2001 of the Company’s wholly-owned subsidiary, Semy Engineering, Inc., software revenue was recognized when there was persuasive evidence of an arrangement, the software had been delivered, the price was fixed and determinable, and collectibility was probable in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition.”

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

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than October 1, 2003. The Company does not expect the adoption of this statement to have a significant impact on its financial position, results of operations and cash flows.

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company will be required to adopt this statement no later than October 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Note 2. Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3. Inventories

The Company's inventories are summarized as follows (in thousands):

                                    December 31, 2001        September 30, 2001
                                  ---------------------    ----------------------

     Parts and raw materials          $      26,153             $      29,370
     Work-in-process                         18,258                    16,431
     Finished goods                           6,368                     7,113
                                      -------------             -------------
                                      $      50,779             $      52,914
                                      =============             =============

During the three months ended December 31, 2001, $4,711 of finished goods inventory was transferred to property, plant and equipment.

Note 4. Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                                   Three Months Ended
                                      December 31,
                               ---------------------------
                                   2001            2000
                               -----------     -----------

     Federal                   $    (2,302)    $     2,480
     State                            (209)            443
     Foreign                           242             479
                               -----------     -----------
     Total                     $    (2,269)    $     3,402
                               ===========     ===========

Note 5. Contingencies

On January 16, 2002, the Company filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc., in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled "Carrierless Centrifugal Semiconductor Processing System (`797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants have not yet answered the complaint.

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

In August 1998, the Company filed suit against Novellus in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We sought damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. On June 8, 2001, the United States Court of Appeals for the Federal Circuit upheld the District Court’s dismissal of the case based on a motion for summary judgment. On September 10, 2001 we filed a Petition for Writ of Certiorari with the United States Supreme Court to review the judgment of the Court of Appeals. The parties are awaiting the decision of the Supreme Court on the Petition. If the Supreme Court denies the Petition, it is the opinion of management that the denial of the Petition and the final dismissal of this case will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Note 6. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                              Three Months Ended
                                                                 December 31,
                                                          ---------------------------

                                                              2001            2000
                                                          -----------     -----------
     Numerator:
       Net income (loss) for basic and diluted
         earnings per share                               $    (3,702)    $   (10,739)
                                                          ===========     ===========

     Denominator:
       Average common shares used for basic
         Earnings (loss) per share                             28,386          28,314
     Effect of dilutive stock options                              --             433
                                                          -----------     -----------
     Denominator for diluted earnings (loss) per share         28,386          28,747
                                                          ===========     ===========

Diluted earnings per share excludes the effects of 1,281,320 and 129,600 antidilutive stock options at December 31, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution – Forward - Looking Statements

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of those provisions, including without limitation, statements regarding demand for our products, use of sales, service and support organizations, the contribution of international sales to net sales, net income and earnings per share, gross margins, research and development, the renewal of our revolving line of credit, costs of manufacturing, interest expense, future balances, the sufficiency of funds, effects of new accounting standards, the investment in or acquisition of complimentary businesses, products or technologies, the amount of net derivative gains to be included in other comprehensive income, the effects of the pending litigation, the effects of the sale of additional equity securities or the issuance of equity securities, our present and future liquidity position, the effects of a change in long-term interest rates, a change in foreign exchange rates on hedged transactions and the effects of change in the value of the Brooks stock, as well as statements regarding our expectations, beliefs, intentions and strategies regarding the future. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact” “continue,” or the negative thereof or other comparable terminology.

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

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2002 COMPARED WITH FIRST QUARTER OF FISCAL 2001

Net Sales. Fiscal 2002 first quarter net sales consist of revenues from sales of semiconductor equipment, spare parts and service. In addition, consolidated net sales for the first quarter of fiscal 2001 included $6.0 million in sales of software by our Software Segment which was sold on February 16, 2001.

Fiscal 2002 first quarter net sales were $26.8 million down 58.9% from $65.2 million in net sales for the same period of fiscal 2001. First quarter net sales were lower as a result of a decline in all product lines and in all geographic areas we serve. The semiconductor equipment industry continues to experience a significant downturn. The year over year first quarter decline in net sales is a result of a combination of factors including the industry downturn, timing of technology purchases by our customers and the sale of our software segment.

Gross Profit. Fiscal 2002‘s first quarter gross margin was 46.5% of net sales, compared to 51.8% for the same period in fiscal 2001. Fiscal 2002 first quarter gross margin was negatively impacted by a decline in volume primarily associated with the semiconductor equipment industry slowdown. Our gross margin has been, and will continue to be, affected by a variety of factors, including sales volume, sales mix, average selling price of products sold, and the cost of manufacturing, servicing and supporting new and enhanced products. Our margins will also fluctuate based on the relative amount of equipment revenue compared to installation revenue. Installation revenue normally will have higher gross margins than will equipment revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $12.9 million or 48.3% of net sales for the first quarter of fiscal 2002 compared to $16.3 million or 24.9% of net sales for the same period in fiscal 2001. SG&A expenses for fiscal 2002 first quarter were lower in absolute dollars but higher as a percentage of net sales due to our sales declining at a faster rate, primarily due to the semiconductor equipment industry cyclical downturn, than we were able to reduce expenses. Commission expense paid to sales representatives was down significantly in fiscal 2002 first quarter compared to fiscal 2001 first quarter due to geographic sales mix.

Research and Development. Research and development (“R&D”) expense consists of salaries, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $5.8 million or 21.5% of net sales compared to $6.8 million or 10.5% of net sales for the same period in fiscal 2001. The absolute dollar decrease from fiscal 2002 to fiscal 2001 is primarily attributable to reduced staffing levels and related costs.

Our research and development expense has fluctuated from quarter to quarter in the past. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given quarter. We expect to continue to fund R&D expenditures with a multiyear perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Other Income (Expense), Net. Net other income was approximately $262,000 in the first quarter of fiscal 2002 and included, among others, interest income of approximately $285,000 and interest expense of $55,000. This compares to net other expense of $424,000 in the same period of fiscal 2001, which included, among others, a foreign exchange loss of approximately $185,000 and interest expense of approximately $327,000.

Income Taxes. The benefit from income taxes for the first quarter of fiscal 2002 was $2.3 million compared to an income tax provision of $3.4 million for the same period of fiscal 2001. Income tax benefits and provisions are made based on the blended estimate of federal, state and foreign effective income tax rates which was estimated to be 38.0% in the first quarter of fiscal 2002 compared to 33.0% for the same period in fiscal 2001.

Backlog. Consolidated orders backlog decreased 54.1% to $48.3 million at December 31, 2001, from approximately $105.3 million at December 31, 2000, of which $5.2 million was related to our software segment.

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

Deferred revenue relates to equipment shipped to customers which has not been accepted. December 31, 2001 deferred revenue was $28.2 million, a decrease of 56.0% as compared to deferred revenue of $64.1 million at December 31, 2000. Deferred revenue is not included in orders backlog.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $1.7 million during the first three months of fiscal 2002, which was $2.8 million lower than in the same period of fiscal 2001. This decrease was primarily the result of a $19.7 million decrease in accounts receivable and a $2.7 million decrease in inventory which was partially offset by a $7.1 million decrease in deferred profit and a $5.6 million increase in prepaid expenses. The decrease in accounts receivable, inventories and accounts payable are primarily attributable to declining sales volume related to the semiconductor equipment industry downturn.

During the first three months of fiscal 2002 investing activities included net cash from the sale of marketable securities of $5.0 million and cash used to purchase $2.0 million in fixed assets, which consisted mainly of lab equipment. Financing activities consist primarily of short-term debt repayments of $1.0 million during the first three months of fiscal 2002.

As of December 31, 2001, our principal sources of liquidity consisted of approximately $43.7 million of cash and cash equivalents and $3.0 million in marketable securities.

We believe that at our current operating level, cash and cash equivalents and funds generated from operations will be sufficient to meet our operating and planned capital requirements for at least the next twelve months including the spending of approximately $5 to $7 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical, our liquidity requirements need to be sufficient to not only meet our needs during an industry downturn, but also to handle our working capital needs in an upturn. We believe that our present liquidity position combined with funds generated from future operations will be sufficient to meet the Company’s long-term liquidity needs. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may sell additional equity or debt to fund such activities or to fund greater than anticipated needs and currently have a common stock shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

DERIVATIVES

The Company follows SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended December 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended December 31, 2001.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the three months ended December 31, 2001, the amount transferred from OCI to other income (expense), net, was not material. We estimate that $176,000 of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

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

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company will be required to adopt this statement no later than October 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of December 31, 2001, we had approximately $3.5 million in fixed-rate long-term debt and approximately $100,000 in variable-rate short-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through hedges by entering into short-term forward exchange contracts. At December 31, 2001, we held forward contracts to sell Japanese Yen with a face value of $4.5 million, a market value of $4.1 million and an unrealized gain of $400,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

With the sale of Semy Engineering, Inc. to Brooks Automation, Inc. (“Brooks”), we received 73,243 shares of Brooks stock. We have market risk related to this stock that had a market value of approximately $3.0 million on December 31, 2001. We believe a 10% change in the value of the stock would not have a material effect on our business, financial condition, results of operations or cash flows.

SEMITOOL, INC.
Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 16, 2002, the Company filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc., in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled "Carrierless Centrifugal Semiconductor Processing System (`797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants have not yet answered the complaint.

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

In August 1998, the Company filed suit against Novellus in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. We sought damages for past infringement, a permanent injunction, treble damages for willful infringement, prejudgment interest and attorneys’ fees. Novellus filed a motion for summary judgment of noninfringement, which motion was granted on March 17, 2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We filed an appeal to the United States Court of Appeals for the Federal Circuit on May 15, 2000 seeking review of the ruling on the motion for summary judgment. On June 8, 2001, the United States Court of Appeals for the Federal Circuit upheld the District Court’s dismissal of the case based on a motion for summary judgment. On September 10, 2001 we filed a Petition for Writ of Certiorari with the United States Supreme Court to review the judgment of the Court of Appeals. The parties are awaiting the decision of the Supreme Court on the Petition. If the Supreme Court denies the Petition, it is the opinion of management that the denial of the Petition and the final dismissal of this case will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on February 7, 2002, the following proposals were adopted:

1. To elect seven directors of the Company to serve until the 2003 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

                                              Votes                Votes
                                               For                Withheld
                                           ------------         -----------

         Raymon F. Thompson                 24,497,153            2,485,662
         Howard E. Bateman                  26,868,265              114,550
         Robert G. Chamberlain              26,894,981               87,834
         Richard A. Dasen                   26,889,925               92,890
         Timothy C. Dodkin                  26,894,085               88,730
         Daniel J. Eigeman                  26,888,261               94,554
         L. Peter Larson                    26,889,856               92,959

2. To ratify the appointment of PricewaterhouseCoopers, LLP independent auditors for the Company for the fiscal year ending September 30, 2002.

             For                     Against                   Abstain
        ------------                --------                  --------

         26,754,495                  61,220                    23,743

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEMITOOL, INC.
                                 --------------
                                 (Registrant)

Date: February 13, 2002          By   /s/William A. Freeman
                                      ---------------------------------------------------
                                        William A. Freeman
                                        Senior Vice President and Chief Financial Officer

                                 By   /s/Larry A. Viano
                                      ---------------------------------------------------
                                        Larry A. Viano
                                        Principal Accounting Officer
Exhibit Index

Exhibit No.                                 Description
-----------                                 -----------