Form 10-Q
period 2002-03-31
SEMITOOL INC
filed 2002-05-07
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of April 30, 2002
Common Stock	28,422,077

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Financial Information

Item I. Financial Statements

Consolidated Balance Sheet as of March 31, 2002 and September 30, 2001.

Consolidated Statements of Operations for the three and six months ended March 31, 2002 and March 31, 2001.

Consolidated Statements of Cash Flow for the six months ended March 31, 2002 and March 31, 2001.

Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2002 and March 31, 2001.

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Results of Operations

Liquidity and Capital Resources

Derivatives

New Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Part I.     Financial Information

Item 1.     Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

                                                                          March 31,      September 30,
                                         ASSETS                             2002             2001
                                                                       ---------------  ---------------
Current assets:
    Cash and cash equivalents                                          $        43,907  $        39,890
    Marketable securities                                                        6,256            6,947
    Trade receivables, less allowance for doubtful
     accounts of $392 and $289                                                  32,091           51,578
    Inventories                                                                 44,826           52,914
    Income tax refund receivable                                                 1,002            1,002
    Prepaid expenses and other current assets                                    9,597            2,936
    Deferred income taxes                                                       12,022           12,030
                                                                       ---------------  ---------------
       Total current assets                                                    149,701          167,297
Property, plant and equipment, net                                              31,276           27,555
Intangibles, less accumulated amortization of $648 and $561                      5,210            4,708
Other assets, net                                                                  398              530
                                                                       ---------------  ---------------
       Total assets                                                    $       186,585  $       200,090
                                                                       ===============  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                     $            --  $           839
    Accounts payable                                                            11,556           10,973
    Accrued commissions                                                          2,476            3,142
    Accrued warranty                                                             6,993            9,162
    Accrued payroll and related benefits                                         6,174            6,070
    Customer advances                                                            2,466            3,079
    Income taxes payable                                                            --            2,643
    Other accrued liabilities                                                    1,740            2,593
    Deferred profit                                                             21,023           21,711
    Long-term debt and capital leases, due within one year                         350              353
    Payable to shareholder                                                          22                2
                                                                       ---------------  ---------------
       Total current liabilities                                                52,800           60,567
Long-term debt and capital leases, due after one year                            3,068            3,265
Deferred income taxes                                                            3,417            3,059
                                                                       ---------------  ---------------
       Total liabilities                                                        59,285           66,891
                                                                       ---------------  ---------------

Contingencies (Note 5)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                               --               --
    Common stock, no par value, 75,000,000 shares authorized,
      28,409,292 and 28,380,117 shares issued and outstanding                   47,142           45,181
    Retained earnings                                                           81,245           89,048
    Accumulated other comprehensive income (loss)                               (1,087)          (1,030)
                                                                       ---------------  ---------------
       Total shareholders' equity                                              127,300          133,199
                                                                       ---------------  ---------------
       Total liabilities and shareholders' equity                      $       186,585  $       200,090
                                                                       ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended                 Six Months Ended
                                                                         March 31,                        March 31,
                                                                --------------------------       ---------------------------

                                                                   2002            2001             2002            2001
                                                                -----------     -----------      -----------     -----------
Net sales                                                       $    31,323     $    86,746      $    58,077     $   151,993
Cost of sales                                                        16,361          43,598           30,670          75,022
                                                                -----------     -----------      -----------     -----------
Gross profit                                                         14,962          43,148           27,407          76,971
                                                                -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative                              15,730          19,641           28,647          35,894
    Research and development                                          6,199           7,313           11,960          14,151
                                                                -----------     -----------      -----------     -----------
       Total operating expenses                                      21,929          26,954           40,607          50,045
                                                                -----------     -----------      -----------     -----------

Income (loss) from operations                                        (6,967)         16,194          (13,200)         26,926
Gain on the sale of Semy Engineering, Inc.                               --          30,948               --          30,948
Other income (expense), net                                             353            (203)             615            (627)
                                                                -----------     -----------      -----------     -----------
Income (loss) before income taxes                                    (6,614)         46,939          (12,585)         57,247
Provision for (benefit from) income taxes                            (2,513)         16,727           (4,782)         20,129
                                                                -----------     -----------      -----------     -----------

Income (loss) before cumulative effect of change
  in accounting principle                                            (4,101)         30,212           (7,803)         37,118

Cumulative effect of change in accounting principle,
  net of tax benefit                                                     --              --               --         (17,645)
                                                                -----------     -----------      -----------     -----------

Net income (loss)                                               $    (4,101)    $    30,212      $    (7,803)    $    19,473
                                                                ===========     ===========      ===========     ===========

Earnings (loss) per basic share:
    Earnings (loss) before cumulative effect of change
     in accounting principle                                    $     (0.14)    $      1.07      $     (0.27)    $      1.31
    Cumulative effect of change in accounting principle                  --              --               --           (0.62)
                                                                -----------     -----------      -----------     -----------
       Basic earnings (loss) per share                          $     (0.14)    $      1.07      $     (0.27)    $      0.69
                                                                ===========     ===========      ===========     ===========

Earnings (loss) per diluted share:
    Earnings (loss) before cumulative effect of change
     in accounting principle                                    $     (0.14)    $      1.05      $     (0.27)    $      1.29
    Cumulative effect of change in accounting principle                  --              --               --           (0.61)
                                                                -----------     -----------      -----------     -----------
       Diluted earnings (loss) per share                        $     (0.14)    $      1.05      $     (0.27)    $      0.68
                                                                ===========     ===========      ===========     ===========

Weighted average common shares:
    Basic                                                            28,407          28,322           28,396          28,318
                                                                ===========     ===========      ===========     ===========
    Diluted                                                          28,407          28,737           28,396          28,740
                                                                ===========     ===========      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                           Six Months Ended
                                                                               March 31,
                                                                   ---------------------------------
                                                                        2002              2001
                                                                   ---------------   ---------------
Operating activities:
   Net income (loss)                                               $        (7,803)  $        19,473
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Cumulative effect of accounting change, net of tax                       --            17,645
       Depreciation and amortization                                         4,381             3,932
       (Gain)/loss on sale of securities                                      (316)               --
       (Gain)/loss on disposition of assets                                  1,274           (30,931)
       Change in:
         Trade receivables                                                  18,809             5,848
         Inventories                                                         3,024              (644)
         Prepaid expenses and other current assets                          (6,666)           (2,786)
         Other assets, net                                                     106              (156)
         Accounts payable                                                    1,016           (11,887)
         Accrued commissions                                                  (666)            1,021
         Accrued warranty and installation                                  (2,140)             (709)
         Accrued payroll and related benefits                                  131            (1,220)
         Customer advances                                                    (613)              378
         Deferred profit                                                      (578)           (1,925)
         Income taxes payable                                                 (887)           11,611
         Other accrued liabilities                                            (766)            1,529
         Payable to shareholder                                                 20               (45)
                                                                   ---------------   ---------------
           Net cash provided by operating activities                         8,326            11,134
                                                                   ---------------   ---------------

Investing activities:
    Purchases of marketable securities                                      (6,906)               --
    Proceeds from sale of marketable securities                              8,840                --
    Purchases of property, plant and equipment                              (4,608)           (2,846)
    Increase in intangible assets                                             (762)             (769)
    Proceeds from sale of subsidiary, net of cash sold                          --            33,227
    Proceeds from sale of property                                             186                67
                                                                   ---------------   ---------------
          Net cash provided by (used in) investing activities               (3,250)           29,679
                                                                   ---------------   ---------------

Financing activities:
    Proceeds from exercise of stock options                                    156               160
    Borrowings under line of credit and short-term debt                        321            51,935
    Repayments under line of credit and short-term debt                     (1,115)          (72,916)
    Repayments of long-term debt and capital leases                           (173)             (166)
                                                                   ---------------   ---------------
          Net cash used in financing activities                               (811)          (20,987)
                                                                   ---------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                  (248)              (54)
                                                                   ---------------   ---------------
Net increase in cash and cash equivalents                                    4,017            19,772
Cash and cash equivalents at beginning of period                            39,890             6,711
                                                                   ---------------   ---------------
Cash and cash equivalents at end of period                         $        43,907   $        26,483
                                                                   ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

                                                   Three Months Ended                Six Months Ended
                                                       March 31,                        March 31,
                                               --------------------------       --------------------------

                                                  2002           2001              2002           2001
                                               -----------    -----------       -----------    -----------

Net income (loss)                              $    (4,101)   $    30,212       $    (7,803)   $    19,473
Net gain (loss) on cash flow hedges                     39            (93)              262            190
Unrealized gain (loss) on available-for-
  sale securities, net of tax                          (72)            12               568             12
Foreign currency translation adjustment                (94)          (777)             (887)        (1,248)
                                               -----------    -----------       -----------    -----------

Comprehensive income (loss)                    $    (4,228)   $    29,354       $    (7,860)   $    18,427
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

The financial information presented as of any date other than September 30, 2001 has been prepared from the books and records without audit. Financial information as of September 30, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of March 31, 2002, the consolidated results of operations for the three and six month periods ended March 31, 2002 and 2001 and the consolidated cash flows for the six month periods ended March 31, 2002 and 2001. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

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

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and six months ended March 31, 2002. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and six months ended March 31, 2002.

Derivative gains and losses included in OCI are reclassified to earnings when forecasted transactions become receivables. Subsequent changes in the fair value of the derivatives are reclassified into earnings each period. During the three and six months ended March 31, 2002, the amount transferred from OCI to Other income (expense), net, was not material. We estimate that all $215,000 of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued staff accounting bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until acceptance. Whereas, sales of existing products into existing customer environments are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized upon shipment in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due upon title transfer. The revenue for non-equipment elements is recorded in deferred profit when the equipment is shipped and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment.

As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a charge of $17.6 million (after reduction for income taxes of $8.7 million), or $0.61 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of March 31, 2002 and September 30, 2001 was $21.0 million and $21.7 million, respectively. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. The change in revenue recognition does not affect the Company’s cash flow.

Prior to July 1, 2001, the Company's revenue recognition policy, as it related to equipment, was to recognize revenue at the time of shipment to the customer.

Prior to the sale on February 16, 2001 of the Company’s wholly-owned subsidiary, Semy Engineering, Inc., software revenue was recognized when there was persuasive evidence of an arrangement, the software had been delivered, the price was fixed and determinable, and collectibility was probable in accordance with the American Institute of Certified Public Accountant’s (AICPA’s) Statement of Position 97-2 “Software Revenue Recognition.”

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 replaces Accounting Principle Board (APB) 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of SFAS 141 and 142 will not have a significant impact on its financial position, results of operations and cash flows as the company does not have any goodwill or indefinite life intangibles.

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

Note 3. Inventories

The Company's inventories are summarized as follows (in thousands):

                                                March 31, 2002                 September 30, 2001
                                           ------------------------         ------------------------

     Parts and raw materials                     $      22,507                    $      29,370
     Work-in-process                                    16,280                           16,431
     Finished goods                                      6,039                            7,113
                                                 -------------                    -------------
                                                 $      44,826                    $      52,914
                                                 =============                    =============

During the six months ended March 31, 2002, $4.8 million of finished goods inventory was transferred to property, plant and equipment.

Note 4. Income Taxes

The components of the Company’s income tax provision (benefit) are as follows, (in thousands):

                                        Three Months Ended                  Six Months Ended
                                             March 31,                          March 31,
                                    --------------------------         --------------------------
                                       2002           2001                2002            2001
                                    -----------    -----------         -----------    -----------

     Federal                        $    (2,600)   $    12,800         $    (4,902)   $    15,280
     State                                 (168)         3,426                (377)         3,869
     Foreign                                255            501                 497            980
                                    -----------    -----------         -----------    -----------
     Total                          $    (2,513)   $    16,727         $    (4,782)   $    20,129
                                    ===========    ===========         ===========    ===========

Note 5. Contingencies

On January 16, 2002, the Company filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc. (collectively, “TEL”), in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled “Carrierless Centrifugal Semiconductor Processing System (‘797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition on April 16, 2002, the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled “Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed”; U.S. Patent 5,446,416 entitled “Resist Processing Method”; and U.S. Patent 5,740,053 entitled “Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus”. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

On June 11-12, 2001, the Company filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. (“Novellus”) (Case No. CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool’s U.S. Patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” (‘181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has counterclaimed for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. Trial dates in May 2003 have been set for the claims and counterclaims. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Note 6. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

                                                              Three Months Ended                Six Months Ended
                                                                  March 31,                         March 31,
                                                          --------------------------      ---------------------------

                                                             2002           2001              2002           2001
                                                          -----------    -----------      -----------     -----------
     Numerator:
       Net income (loss) for basic and diluted
         earnings (loss) per share                        $    (4,101)   $    30,212      $    (7,803)    $    19,473
                                                          ===========    ===========      ===========     ===========

     Denominator:
       Average common shares used for basic
         earnings (loss) per share                             28,407         28,322           28,396          28,318
     Effect of dilutive stock options                              --            415               --             422
                                                          -----------    -----------      -----------     -----------
     Denominator for diluted earnings (loss) per share         28,407         28,737           28,396          28,740
                                                          ===========    ===========      ===========     ===========

Diluted earnings (loss) per share excludes the effects of 1,406,920 and 138,425 antidilutive stock options at March 31, 2002 and 2001.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution – Forward - Looking Statements

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of those provisions, including without limitation, statements regarding sales volume, sales mix, average selling price of product sold, the cost of manufacturing, servicing and supporting new and enhanced products, equipment revenue, installation revenue, research and development, future balances, the sufficiency of funds, our present and future liquidity position, working capital needs, success in our industry, the investment in or acquisition of complimentary businesses, products or technologies, effectiveness of foreign currency hedge positions, net derivative gains, effects of new accounting standards, the effects of a change in long-term interest rates, a change in foreign exchange rates on hedged transactions, the effects of change in the value of the marketable securities and the effects of pending litigation, as well as statements regarding our expectations, beliefs, intentions and strategies regarding the future. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact” “continue,” or the negative thereof or other comparable terminology.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our revenue recognition policy, as discussed in Note 1 to the financial statements, is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and warranty and installation expenses. We follow specific and detailed guidelines in measuring revenue; however, certain judgments may be required in the application of our revenue policy.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, due to the cyclically of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances may be required.

We write down the carrying value of inventories for estimated obsolescence and marketability based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required.

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we were able to realize deferred tax assets in the future in excess of the net recorded amount, an increase in the deferred tax asset would increase net income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, a decrease in the deferred tax asset would decrease net income in the period such determination was made.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 2002 COMPARED WITH SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 2001

Net Sales. Fiscal 2002 second quarter net sales consist of revenues from sales of semiconductor equipment, spare parts and service. In addition, consolidated net sales for the second quarter and first half of fiscal 2001 also included $1.5 million and $7.4 million, respectively, in sales of software by our Software Segment which was sold on February 16, 2001.

Fiscal 2002 second quarter net sales were $31.3 million down 63.9% from $86.7 million in net sales for the same period of fiscal 2001. Fiscal 2002 first half net sales decreased 61.8% to $58.1 million from $152.0 million in the same period in fiscal 2001. Second quarter and first half net sales were lower as a result of a decline in all product lines with the exception of singe-wafer cleaning equipment and electroplating equipment and were lower in all geographic areas we serve with the exception of Europe in the second quarter of fiscal 2002. The year over year decline in net sales is a result of a combination of factors including the industry downturn, timing of technology purchases by our customers and the sale of our software segment. The semiconductor equipment industry continues to experience a significant downturn.

Gross Profit. Gross margin was 47.8% and 47.2% of net sales in the second quarter and first half of fiscal 2002, respectively, compared to 49.7% and 50.6% for the same periods in fiscal 2001. Fiscal 2002 second quarter and first half gross margins were negatively impacted by a decline in volume primarily associated with the semiconductor equipment industry slowdown. Our gross margin has been, and will continue to be, affected by a variety of factors, including sales volume, sales mix, average selling price of products sold, and the cost of manufacturing, servicing and supporting new and enhanced products. Our margin will also fluctuate based on the relative amount of equipment revenue compared to installation revenue. Installation revenue normally will have higher gross margin than will equipment revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $15.7 million or 50.2% of net sales for the second quarter of fiscal 2002 compared to $19.6 million or 22.6% of net sales for the same period in fiscal 2001. SG&A expenses were $28.6 million or 49.3% of net sales for the first half of fiscal 2002 compared to $35.9 million or 23.6% of net sales for the same period in fiscal 2001. Primarily due to the semiconductor equipment industry cyclical downturn, SG&A expenses for fiscal 2002 second quarter were lower in absolute dollars compared to the same quarter last year but higher as a percentage of net sales as our sales declined at a faster rate than we were able to reduce expenses. In addition, legal costs associated with defending our patent rights were higher this year.

Research and Development. Research and development (“R&D”) expense consists of salaries, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $6.2 million or 19.8% of net sales for the second quarter of fiscal 2002 compared to $7.3 million or 8.4% of net sales for the same period in fiscal 2001. R&D expense was $12.0 million or 20.6% of net sales for the first half of fiscal 2002 compared to $14.2 million or 9.3% for the same period in fiscal 2001. The absolute dollar decrease in both periods of fiscal 2002 compared to the same periods of fiscal 2001 is primarily attributable to reduced staffing levels and related costs.

In the past, our research and development expense has fluctuated from quarter to quarter. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales. We expect to continue to fund R&D expenditures with a multiyear perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Other Income (Expense), Net. Net other income was approximately $352,000 in the second quarter of fiscal 2002 and included, among others, interest income of approximately $190,000, gain on the sale of investments of $316,000, foreign exchange loss of $120,000 on unhedged foreign assets and interest expense of $52,000. This compares to net other expense of $203,000 in the same period of fiscal 2001, which included, among others, interest expense of approximately $291,000 and a foreign exchange loss on unhedged foreign assets of approximately $311,000, net of interest income of $226,000. Net other income was approximately $614,000 in the first half of fiscal 2002 and included, among others, interest income of approximately $476,000, gain on the sale of investments of $316,000, foreign exchange loss of $106,000 on unhedged foreign assets and interest expense of $106,000. This compares to net other expense of $627,000 in the same period of fiscal 2001, which included, among others, interest expense of approximately $619,000, foreign exchange loss of $496,000 on unhedged foreign assets, net of interest income of $310,000.

Income Taxes. The benefit from income taxes for the second quarter and first half of fiscal 2002 was $2.5 and $4.8 million, respectively, compared to an income tax provision of $15.4 and $19.7 million for the same periods of fiscal 2001. Income tax benefits and provisions are made based on the blended estimate of federal, state and foreign effective income tax rates which was estimated to be 38% in the second quarter and first half of fiscal 2002, compared to 35.9% and 35.2%, respectively, for the same periods in fiscal 2001.

Backlog and Deferred Revenue. Consolidated orders backlog decreased 51.6% to $33.4 million at March 31, 2002, from approximately $69.0 million at March 31, 2001.

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

Deferred revenue relates to equipment shipped to customers which has not been accepted. March 31, 2002 deferred revenue was $35.7 million, a decrease of 24.0% as compared to deferred revenue of $47.0 million at March 31, 2001. Deferred revenue is not included in orders backlog.

Looking forward, our fiscal 2002 third quarter revenue is expected to be in the range of $32 to $36 million, which is expected to result in a net loss in the range of $0.11 to $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $8.3 million during the first half of fiscal 2002, which was $2.8 million lower than in the same period of fiscal 2001. Cash provided by operating activities during the first half of fiscal 2002 was primarily the result of a $18.8 million decrease in accounts receivable and a $3.0 million decrease in inventory which was partially offset by a $6.7 million increase in prepaid expenses and a $7.8 million net loss for the period. The decrease in accounts receivable and inventories are primarily attributable to declining sales volume related to the semiconductor equipment industry downturn.

During the first half of fiscal 2002 investing activities included net cash provided by the net sale of marketable securities of $1.9 million and cash used to purchase $4.6 million in fixed assets, which consisted mainly of laboratory equipment and a new facility we are building in Cambridge, UK to house our European headquarters. Financing activities consist primarily of short-term debt repayments of $1.1 million during the first half of fiscal 2002.

As of March 31, 2002, our principal sources of liquidity consisted of approximately $43.9 million of cash and cash equivalents and $6.3 million in marketable securities.

We believe that at our current operating level, cash and cash equivalents and funds generated from operations will be sufficient to meet our operating and planned capital requirements for at least the next twelve months including the spending of approximately $6.0 to $8.0 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical, our liquidity requirements need to be sufficient to not only meet our needs during an industry downturn, but also to meet our working capital needs in an upturn. We believe that our present liquidity position combined with funds generated from future operations will be sufficient to meet the Company’s long-term liquidity needs. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. To fund such activities or to fund greater than anticipated needs, we may sell additional equity or debt and currently have a common stock shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

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

We use derivative instruments to manage some of our exposures to foreign currency risks. The objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use cash flow hedge accounting per SFAS 133 to account for hedges. At the inception of the hedge, we document the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge. Quarterly, we use forward rates to evaluate our hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, we mark the derivative to market. Any amounts in OCI on a derivative that no longer qualifies for hedge accounting are transferred to the statement of income. At maturity or termination the gain or loss on the derivative is calculated and reported in net income.

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

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the six months ended March 31, 2002. No fair value hedges or cash flow hedges were derecognized or discontinued for the six months ended March 31, 2002.

Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related recognized foreign-currency denominated receivable. During the six months ended March 31, 2002, the amount transferred from OCI to other income (expense), net, was not material. We estimate that $215,000 of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

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

As of March 31, 2002, we had approximately $3.4 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through hedges by entering into short-term forward exchange contracts. At March 31, 2002, we held forward contracts to sell Japanese Yen with a face value of $5.0 million, a market value of $4.5 million and an unrealized gain of $500,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

SEMITOOL, INC.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

On January 16, 2002, the Company filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc. (collectively, “TEL”), in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled “Carrierless Centrifugal Semiconductor Processing System (‘797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition on April 16, 2002, the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled “Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed”; U.S. Patent 5,446,416 entitled “Resist Processing Method”; and U.S. Patent 5,740,053 entitled “Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus”. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

On June 11-12, 2001, the Company filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. (“Novellus”) (Case No. CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool’s U.S. Patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” (‘181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has counterclaimed for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. Trial dates in May 2003 have been set for the claims and counterclaims. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

                                            SEMITOOL, INC.
                                            --------------
                                            (Registrant)

Date: May 2, 2002                           By   /s/William A. Freeman
                                                 -------------------------------------------------------
                                                   William A. Freeman
                                                   Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)

                                            By   /s/Larry A. Viano
                                                 -------------------------------------------------------
                                                   Larry A. Viano
                                                   Secretary, Treasurer and Controller
                                                   Principal Accounting Officer

Exhibit Index

Exhibit No.                                 Description
-----------                                 -----------