Form 10-Q
period 2002-06-30
SEMITOOL INC
filed 2002-08-13
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of August 12, 2002
Common Stock	28,438,852

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Financial Information

Item I. Financial Statements (unaudited)

Consolidated Balance Sheet as of June 30, 2002 and September 30, 2001

Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and June 30, 2001

Consolidated Statements of Cash Flow for the nine months ended June 30, 2002 and June 30, 2001

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2002 and June 30, 2001

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

Signatures

Exhibit Index

Part I.     Financial Information

Item 1.     Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

                                                                           June 30,       September 30,
                                         ASSETS                              2002             2001
                                                                        ---------------  ---------------
Current assets:
    Cash and cash equivalents                                           $        36,130  $        39,890
    Marketable securities                                                         5,651            6,947
    Trade receivables, less allowance for doubtful
     accounts of $398 and $289                                                   38,706           51,578
    Inventories                                                                  45,193           52,914
    Income taxes receivable                                                       7,956            1,002
    Prepaid expenses and other current assets                                     5,925            2,936
    Deferred income taxes                                                        12,029           12,030
                                                                        ---------------  ---------------
       Total current assets                                                     151,590          167,297
Property, plant and equipment, net                                               30,530           27,555
Intangibles, less accumulated amortization of $699 and $561                       5,663            4,708
Other assets, net                                                                   364              530
                                                                        ---------------  ---------------
       Total assets                                                     $       188,147  $       200,090
                                                                        ===============  ===============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                      $            --  $           839
    Accounts payable                                                             13,632           10,973
    Accrued commissions                                                           3,851            3,142
    Accrued warranty                                                              6,604            9,162
    Accrued payroll and related benefits                                          6,277            6,070
    Customer advances                                                             2,128            3,079
    Income taxes payable                                                             --            2,643
    Other accrued liabilities                                                     1,873            2,593
    Deferred profit                                                              22,515           21,711
    Long-term debt and capital leases, due within one year                          366              353
    Payable to shareholder                                                           89                2
                                                                        ---------------  ---------------
       Total current liabilities                                                 57,335           60,567
Long-term debt and capital leases, due after one year                             2,987            3,265
Deferred income taxes                                                             3,418            3,059
                                                                        ---------------  ---------------
       Total liabilities                                                         63,740           66,891
                                                                        ---------------  ---------------

Commitments and Contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                --               --
    Common stock, no par value, 75,000,000 shares authorized,
      28,427,627 and 28,380,117 shares issued and outstanding                    47,241           45,181
    Retained earnings                                                            77,702           89,048
    Accumulated other comprehensive loss                                           (536)          (1,030)
                                                                        ---------------  ---------------
       Total shareholders' equity                                               124,407          133,199
                                                                        ---------------  ---------------
       Total liabilities and shareholders' equity                       $       188,147  $       200,090
                                                                        ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended               Nine Months Ended
                                                                         June 30,                         June 30,
                                                               ---------------------------      ---------------------------

                                                                   2002            2001             2002            2001
                                                               -----------     -----------      -----------     -----------
Net sales                                                      $    28,384     $    61,196      $    86,461     $   213,189
Cost of sales                                                       14,110          30,194           44,780         105,216
                                                               -----------     -----------      -----------     -----------
Gross profit                                                        14,274          31,002           41,681         107,973
                                                               -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative                             15,345          16,405           43,992          52,299
    Research and development                                         5,439           7,283           17,399          21,434
                                                               -----------     -----------      -----------     -----------
       Total operating expenses                                     20,784          23,688           61,391          73,733
                                                               -----------     -----------      -----------     -----------

Income (loss) from operations                                       (6,510)          7,314          (19,710)         34,240
Gain on the sale of Semy Engineering, Inc.                              --             106               --          31,054
Other income, net                                                      795             667            1,410              40
                                                               -----------     -----------      -----------     -----------
Income (loss) before income taxes                                   (5,715)          8,087          (18,300)         65,334
Provision for (benefit from) income taxes                           (2,172)          2,675           (6,954)         22,804
                                                               -----------     -----------      -----------     -----------

Income (loss) before cumulative effect of change
  in accounting principle                                           (3,543)          5,412          (11,346)         42,530

Cumulative effect of change in accounting principle,
  net of tax benefit                                                    --              --               --         (17,645)
                                                               -----------     -----------      -----------     -----------

Net income (loss)                                              $    (3,543)    $     5,412      $   (11,346)    $    24,885
                                                               ===========     ===========      ===========     ===========

Earnings (loss) per basic share:
    Earnings (loss) before cumulative effect of change
     in accounting principle                                   $     (0.13)    $      0.19      $     (0.40)    $      1.50
    Cumulative effect of change in accounting principle                 --               --             --            (0.62)
                                                               -----------     -----------      -----------     -----------
       Basic earnings (loss) per share                         $     (0.13)    $      0.19      $     (0.40)    $      0.88
                                                               ===========     ===========      ===========     ===========

Earnings (loss) per diluted share:
    Earnings (loss) before cumulative effect of change
     in accounting principle                                   $     (0.13)    $      0.19      $     (0.40)    $      1.48
    Cumulative effect of change in accounting principle                 --               --             --            (0.61)
                                                               -----------     -----------      -----------     -----------
       Diluted earnings (loss) per share                       $     (0.13)    $      0.19      $     (0.40)    $      0.87
                                                               ===========     ===========      ===========     ===========

Weighted average common shares:
    Basic                                                           28,421          28,356           28,405          28,331
                                                               ===========     ===========      ===========     ===========
    Diluted                                                         28,421          28,760           28,405          28,747
                                                               ===========     ===========      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                            Nine Months Ended
                                                                               June 30,
                                                                   --------------------------------
                                                                         2002             2001
                                                                   ---------------  ---------------
Operating activities:
   Net income (loss)                                               $       (11,346) $        24,885
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Cumulative effect of accounting change, net of tax                       --           17,645
       Depreciation and amortization                                         6,605            5,757
       Gain on sale of securities                                             (316)              --
       (Gain)/loss on disposition of assets                                  1,252          (30,748)
       Change in:
         Trade receivables                                                  12,753           14,349
         Inventories                                                         2,523            7,489
         Income taxes receivable                                            (6,954)              53
         Prepaid expenses and other current assets                          (2,993)          (2,359)
         Other assets, net                                                     162             (183)
         Accounts payable                                                    2,701          (13,540)
         Accrued commissions                                                   709             (275)
         Accrued warranty and installation                                  (2,556)            (427)
         Accrued payroll and related benefits                                  208           (1,173)
         Customer advances                                                    (951)             625
         Deferred profit                                                       804           (5,314)
         Income taxes payable                                                 (837)           4,190
         Other accrued liabilities                                            (716)            (475)
         Payable to shareholder                                                 87               67
                                                                   ---------------  ---------------
           Net cash provided by operating activities                         1,135           20,566
                                                                   ---------------  ---------------

Investing activities:
    Purchases of marketable securities                                     (11,061)              --
    Proceeds from sale of marketable securities                             13,628               --
    Purchases of property, plant and equipment                              (5,698)          (4,107)
    Increase in intangible assets                                           (1,266)          (1,121)
    Proceeds from sale of subsidiary, net of cash sold                          --           33,333
    Proceeds from sale of property                                             358               67
                                                                   ---------------  ---------------
          Net cash provided by (used in) investing activities               (4,039)          28,172
                                                                   ---------------  ---------------

Financing activities:
    Proceeds from exercise of stock options                                    255              481
    Borrowings under line of credit and short-term debt                        338           53,306
    Repayments under line of credit and short-term debt                     (1,174)         (73,161)
    Repayments of long-term debt and capital leases                           (263)            (252)
                                                                   ---------------  ---------------
          Net cash used in financing activities                               (844)         (19,626)
                                                                   ---------------  ---------------

Effect of exchange rate changes on cash and cash equivalents                   (12)             (84)
                                                                   ---------------  ---------------
Net increase in cash and cash equivalents                                   (3,760)          29,028
Cash and cash equivalents at beginning of period                            39,890            6,711
                                                                   ---------------  ---------------
Cash and cash equivalents at end of period                         $        36,130  $        35,739
                                                                   ===============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

                                                Three Months Ended               Nine Months Ended
                                                     June 30,                        June 30,
                                            --------------------------      --------------------------

                                                2002           2001             2002           2001
                                            -----------    -----------      -----------    -----------

Net income (loss)                           $    (3,543)   $     5,412      $   (11,346)   $    24,885
Net gain (loss) on cash flow hedges                (218)          (116)              44             73
Unrealized gain on available-for-
  sale securities, net of tax                        27            309              595            322
Foreign currency translation adjustment             742             49             (145)        (1,199)
                                            -----------    -----------      -----------    -----------

Comprehensive income (loss)                 $    (2,992)   $     5,654      $   (10,852)   $    24,081
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

The financial information presented as of any date other than September 30, 2001 has been prepared from the books and records without audit. Financial information as of September 30, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of June 30, 2002, the consolidated results of operations for the three and nine month periods ended June 30, 2002 and 2001 and the consolidated cash flows for the nine month periods ended June 30, 2002 and 2001. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

DERIVATIVES

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company uses derivative instruments to manage some of these risks. The objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The Company uses cash flow hedge accounting per SFAS 133 to account for derivatives. At the inception of the hedge, the derivative’s relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in other comprehensive income (“OCI”) on a derivative that no longer qualify for hedge accounting are charged to earnings. At maturity or termination the gain or loss on the derivative is calculated and reported in net income.

The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese Yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments.

For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI. Derivative gains and losses included in OCI are reclassified to earnings when forecasted transactions become actual sales transactions. Subsequent changes in the fair value of the derivative are reclassified into earnings each period. During the three and nine months ended June 30, 2002, the amount transferred from OCI to Other income (expense), net, was not material. We estimate that $3,000 of net derivative losses included in OCI will be reclassified into earnings within the next twelve months. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three and nine months ended June 30, 2002. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and nine months ended June 30, 2002.

REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued staff accounting bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under SAB101, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until acceptance. Sales of existing products and related installations into existing customer environments are treated as multiple element arrangements. The amount of revenue recognized upon delivery of the equipment in multiple element arrangements is the lesser of the fair value of the equipment or the contractual amount that was due upon title transfer. The unrecognized elements are charged to deferred profit when the equipment is delivered and is recognized in revenue when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts revenue is recognized upon shipment.

As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a charge of $17.6 million (after reduction for income taxes of $8.7 million), or $0.61 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of June 30, 2002 and September 30, 2001 was $22.5 million and $21.7 million, respectively. Deferred profit equals the amount of equipment and installation revenue that was shipped, but deferred under SAB 101 less all applicable product, installation, warranty and commission costs. The change in revenue recognition did not affect the Company’s cash flow.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 replaces Accounting Principle Board Opinion (APB) 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company will be required to adopt this statement beginning October 1, 2002. The adoption of SFAS 141 and 142 will not have a significant impact on its financial position, results of operations and cash flows as the company does not have any goodwill or indefinite lived intangibles.

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

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company will be required to adopt this statement no later than October 1, 2002. The adoption of SFAS 144 should not have a significant impact on its financial position, results of operations and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 should not have a significant impact on its financial position, results of operations and cash flows.

Note 2. Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3. Inventories

The Company's inventories are summarized as follows (in thousands):

                                 June 30, 2002       September 30, 2001
                              ------------------     ------------------

     Parts and raw materials     $      21,837          $      29,370
     Work-in-process                    17,239                 16,431
     Finished goods                      6,117                  7,113
                                 -------------          -------------
                                 $      45,193          $      52,914
                                 =============          =============

During the nine months ended June 30, 2002, $5.2 million of finished goods inventory was transferred to property, plant and equipment.

Note 4. Income Taxes

The components of the Company’s income tax provision (benefit) are as follows, (in thousands):

                       Three Months Ended              Nine Months Ended
                            June 30,                       June 30,
                   --------------------------     --------------------------
                       2002           2001            2002           2001
                   -----------    -----------     -----------    -----------

     Federal       $    (2,098)   $       966     $    (7,000)   $    16,536
     State                (172)           448            (549)         4,261
     Foreign                98          1,261             595          2,007
                   -----------    -----------     -----------    -----------
     Total         $    (2,172)   $     2,675     $    (6,954)   $    22,804
                   ===========    ===========     ===========    ===========

The amounts shown for the nine months ended June 30, 2001 reflect an $8.7 million tax effect due to the change in accounting principle for SAB101.

Note 5. Contingencies

On January 16, 2002, the Company filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc. (collectively, "TEL"), in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled "Carrierless Centrifugal Semiconductor Processing System (`797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition on April 16, 2002, the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled "Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed"; U.S. Patent 5,446,416 entitled "Resist Processing Method"; and U.S. Patent 5,740,053 entitled "Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus". On July 12, 2002, the defendants withdrew with prejudice their counterclaim alleging infringement of U.S. Patent 5,740,053. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys' fees. We believe that the remaining counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

On June 11-12, 2001, the Company filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. ("Novellus") (Case No. CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool's U.S. Patent 6,197,181 (Chen) "Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece" (`181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has counterclaimed for infringement of four of their patents: viz., U.S. Patent 6,179,983 "Method and Apparatus for Treating Surface Including Virtual Anode"; U.S. Patent 6,074,544 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; U.S. Patent 6,110,346 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; and U.S. Patent 6,162,344 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer". On July 22, 2002, the District Court dismissed with prejudice Novellus' counterclaim for infringement of U.S. Patent 6,179,983. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys' fees. We believe that the remaining counterclaims are without merit and we are contesting the action vigorously. Trial dates in May 2003 have been set for the claims and counterclaims. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

In August 1998, the Company filed suit against Novellus in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The District Court granted Novellus' motion for summary judgment of noninfringement on March 17, 2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We appealed the District Court's decision to the Federal Circuit Court of Appeals and the Court of Appeals affirmed the District Court's dismissal of the case. We then filed a Petition for Writ of Certiorari with the United States Supreme Court to review the judgment of the Court of Appeals and the Supreme Court granted our Petition and remanded the case back to the Court of Appeals. On July 23, 2002 the Court of Appeals reinstated our appeal but again affirmed the District Court's initial dismissal of the case. The Company has ninety (90) days from July 23, 2002 to file a petition for Writ of Certiorari to the Supreme Court to contest the Court of Appeals decision. The decision as to whether to file the petition had not been made; however, it is the opinion of management that a final disposition of this case against the Company will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

Note 6. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

                                                              Three Months Ended               Nine Months Ended
                                                                   June 30,                        June 30,
                                                          --------------------------      --------------------------

                                                              2002           2001             2002           2001
                                                          -----------    -----------      -----------    -----------
     Numerator:
       Net income (loss) for basic and diluted
         earnings (loss) per share                        $    (3,543)   $     5,412      $   (11,346)   $    24,885
                                                          ===========    ===========      ===========    ===========

     Denominator:
       Average common shares used for basic
         earnings (loss) per share                             28,421         28,356           28,405         28,331
     Effect of dilutive stock options                              --            404               --            416
                                                          -----------    -----------      -----------    -----------
     Denominator for diluted earnings (loss) per share         28,421         28,760           28,405         28,747
                                                          ===========    ===========      ===========    ===========

Diluted earnings (loss) per share excludes the effects of 1,402,035 and 137,175 antidilutive stock options for the three and nine months ended June 30, 2002 and 2001.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution - Forward - Looking Statements

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

Our revenue recognition policy, as discussed in Note 1 to the financial statements, is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as cost of sales, commissions and warranty and installation expenses. We follow specific and detailed guidelines in measuring revenue; however, certain judgments may be required in the application of our revenue policy.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, due to the cyclicallity of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We make estimates to determine our deferred tax assets in the amount that we believe is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we were able to realize deferred tax assets in the future in excess of the net recorded amount, an increase in the deferred tax asset would increase net income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, a decrease in the deferred tax asset would decrease net income in the period such determination was made.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2002 COMPARED WITH THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2001

Net Sales. Fiscal 2002 third quarter net sales consist of revenues from sales of semiconductor equipment, spare parts and service. In addition, consolidated net sales for the first nine months of fiscal 2001 also included $7.4 million in sales of software by our Software Segment which was sold on February 16, 2001.

Fiscal 2002 third quarter net sales were $28.4 million down 53.6% from $61.2 million in net sales for the same period of fiscal 2001. Fiscal 2002 first nine months net sales were $86.5 million down 59.4% from $213.2 million in net sales for the same period of fiscal 2001. Third quarter and first nine months net sales were lower as a result of a decline in all product lines with the exception of singe-wafer cleaning equipment, which increased in the third quarter of fiscal 2002 compared to the same period in fiscal 2001, and were lower in all geographic areas we serve with the exception of Taiwan in the third quarter of fiscal 2002. The year over year decline in net sales is a result of a combination of factors including the industry downturn, timing of technology purchases by our customers and the sale of our software segment. The semiconductor equipment industry continues to experience a significant downturn.

Gross Profit. Gross margin was 50.3% and 48.2% of net sales in the third quarter and first nine months of fiscal 2002, respectively, compared to 50.7% and 50.6% for the same periods in fiscal 2001. Fiscal 2002 year-to-date gross margins were negatively impacted by a decline in volume primarily associated with the semiconductor equipment industry slowdown. Our gross margin has been, and will continue to be, affected by a variety of factors, including sales volume, sales mix, average selling price of products sold, and the cost of manufacturing, servicing and supporting new and enhanced products. Our margin will also fluctuate based on the relative amount of equipment revenue compared to installation revenue. Installation revenue normally has a higher gross margin than equipment revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $15.3 million or 54.1% of net sales for the third quarter of fiscal 2002 compared to $16.4 million or 26.8% of net sales for the same period in fiscal 2001. SG&A expenses were $44.0 million or 50.9% of net sales for the first nine months of fiscal 2002 compared to $52.3 million or 24.5% of net sales for the same period in fiscal 2001. Primarily due to the semiconductor equipment industry cyclical downturn, SG&A expenses for fiscal 2002 third quarter were lower in absolute dollars compared to the same quarter last year but higher as a percentage of net sales as our sales declined at a faster rate than we were able to reduce expenses. In addition, legal costs associated with defending our patent rights and insurance costs were higher in fiscal 2002 third quarter and the first nine months compared with the same period in fiscal 2001.

Research and Development. Research and development (“R&D”) expense consists of salaries, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $5.4 million or 19.2% of net sales for the third quarter of fiscal 2002 compared to $7.3 million or 11.9% of net sales for the same period in fiscal 2001. R&D expense was $17.4 million or 20.1% of net sales for the first nine months of fiscal 2002 compared to $21.4 million or 10.1% for the same period in fiscal 2001. The absolute dollar decrease in both periods of fiscal 2002 compared to the same periods of fiscal 2001 is primarily attributable to reduced staffing levels and related costs. Depreciation expense for lab equipment was higher by $591,000 and $2.1 million in the third quarter and first nine months of fiscal 2002 as compared to the same periods in fiscal 2001. During fiscal year 2002, we upgraded our process development and testing laboratories to our latest equipment which includes our 300mm models.

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

Other Income, Net. Net other income was approximately $795,000 in the third quarter of fiscal 2002 and included, among other items, interest income of approximately $223,000, foreign exchange gain of $581,000 on unhedged foreign assets and interest expense of $46,000. This compares to net other income of $667,000 in the same period of fiscal 2001, which included, among other items, interest income of approximately $405,000 and a foreign exchange gain on unhedged foreign assets of approximately $263,000, net of interest expense of $79,000. Net other income was approximately $1.4 million in the first nine months of fiscal 2002 and included, among other items, interest income of approximately $699,000, gain on the sale of investments of $387,000, foreign exchange gain of $475,000 on unhedged foreign assets and interest expense of $153,000. This compares to net other income of $40,000 in the first nine months of fiscal 2001, which included, among other items, interest income of approximately $715,000, interest expense of $698,000, and a foreign exchange loss of $233,000 on unhedged foreign assets.

Income Taxes. The benefit from income taxes for the third quarter and first nine months of fiscal 2002 was $2.3 million and $7.0 million, respectively, compared to an income tax provision of $2.7 and $22.8 million for the same periods of fiscal 2001. Income tax benefits and provisions are made based on the blended estimate of federal, state and foreign effective income tax rates which was estimated to be 38% in the third quarter and first nine months of fiscal 2002, compared to 33.0% and 35.0%, respectively, for the same periods in fiscal 2001.

Backlog and Deferred Revenue. Consolidated orders backlog decreased 32.6% to approximately $40.6 million at June 30, 2002, from approximately $60.2 million at June 30, 2001.

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

Deferred revenue relates to equipment shipped to customers which has not been accepted and deferred installation revenues. June 30, 2002 deferred revenue was $41.4 million, an increase of 2.5% as compared to deferred revenue of $40.4 million at June 30, 2001. Deferred revenue is not included in orders backlog.

Looking forward, our fiscal 2002 fourth quarter revenue is expected to be in the range of $32.0 to $36.0 million, which is expected to result in a net loss in the range of $0.10 to $0.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $1.1 million during the first nine months of fiscal 2002, which was $19.4 million lower than in the same period of fiscal 2001. Cash provided by operating activities during the first nine months of fiscal 2002 was primarily the result of a $12.8 million decrease in accounts receivable, $6.6 million in depreciation and a $2.5 million decrease in inventory which was partially offset by an $7.0 million increase in income taxes receivable, a $3.0 million increase in prepaid expenses and an $11.3 million net loss for the period. The decrease in accounts receivable and inventories are primarily attributable to declining sales volume related to the semiconductor equipment industry downturn. The increase in income taxes refundable is a result of the net operating loss carryback into previous taxable years.

During the first nine months of fiscal 2002 investing activities included net cash provided by the net sale of marketable securities of $2.6 million and cash used to purchase $5.7 million in fixed assets, which consisted mainly of laboratory equipment and a new facility we are building in Cambridge, UK to house our European headquarters. Financing activities consist primarily of short-term debt repayments of $1.4 million during the first nine months of fiscal 2002.

As of June 30, 2002, our principal sources of liquidity consisted of approximately $36.1 million of cash and cash equivalents and $5.7 million in marketable securities.

We believe that at our current operating level, cash and cash equivalents and funds generated from operations will be sufficient to meet our planned operating and capital requirements for at least the next twelve months including the spending of approximately $5 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical, our liquidity requirements need to be sufficient to not only meet our needs during an industry downturn, but also to meet our working capital needs in an upturn. We believe that our present liquidity position combined with funds generated from future operations will be sufficient to meet the Company’s long-term liquidity needs. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. To fund such activities or to fund greater than anticipated needs, we may sell additional equity or debt and currently have a common stock shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 replaces Accounting Principle Board Opinion (APB) 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company will be required to adopt this statement beginning October 1, 2002. The adoption of SFAS 141 and 142 will not have a significant impact on its financial position, results of operations and cash flows as the company does not have any goodwill or indefinite lived intangibles.

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

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company will be required to adopt this statement no later than October 1, 2002. The adoption of SFAS 144 should not have a significant impact on its financial position, results of operations and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 should not have a significant impact on its financial position, results of operations and cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of June 30, 2002, we had approximately $3.4 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. As the Yen is our functional currency in Japan, we manage the foreign currency risk relating to forecasted sales and attempt to reduce such exposure through hedges by entering into short-term forward exchange contracts. At June 30, 2002, we held forward contracts to sell Japanese Yen with a face value of $2.3 million, a market value of $2.4 million and an unrealized loss of $100,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

SEMITOOL, INC.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

On January 16, 2002, the Company filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc. (collectively, “TEL”), in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled “Carrierless Centrifugal Semiconductor Processing System (‘797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition on April 16, 2002, the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled “Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed”; U.S. Patent 5,446,416 entitled “Resist Processing Method”; and U.S. Patent 5,740,053 entitled “Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus”. On July 12, 2002, the defendants withdrew with prejudice their counterclaim alleging infringement of U.S. Patent 5,740,053. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the remaining counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

On June 11-12, 2001, the Company filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. (“Novellus”) (Case No. CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool’s U.S. Patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” (‘181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has counterclaimed for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. On July 22, 2002, the District Court dismissed with prejudice Novellus’ counterclaim for infringement of U.S. Patent 6,179,983. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the remaining counterclaims are without merit and we are contesting the action vigorously. Trial dates in May 2003 have been set for the claims and counterclaims. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

In August 1998, the Company filed suit against Novellus in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The District Court granted Novellus’ motion for summary judgment of noninfringement on March 17, 2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We appealed the District Court’s decision to the Federal Circuit Court of Appeals and the Court of Appeals affirmed the District Court’s dismissal of the case. We then filed a Petition for Writ of Certiorari with the United States Supreme Court to review the judgment of the Court of Appeals and the Supreme Court granted our Petition and remanded the case back to the Court of Appeals. On July 23, 2002 the Court of Appeals reinstated our appeal but again affirmed the District Court’s initial dismissal of the case. The Company has ninety (90) days from July 23, 2002 to file a petition for Writ of Certiorari to the Supreme Court to contest the Court of Appeals decision. The decision as to whether to file the petition had not been made; however, it is the opinion of management that a final disposition of this case against the Company will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K:

Current Report of Form 8-K was filed on August 13, 2002. This report contained Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SEMITOOL, INC.
                                            --------------
                                            (Registrant)

Date: August 12, 2002                       By   /s/William A. Freeman
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