Form 10-K
period 2002-09-30
SEMITOOL INC
filed 2002-12-27
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on December 17, 2002 (based on the last reported sale price on the Nasdaq National Market as of such date) was $96,586,141.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 17, 2002 was 28,438,852.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held February 11, 2003.

PART I

Introduction - Forward-Looking Statements

        Statements contained in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

        These forward looking statements include without limitation, statements regarding:

°      trends in the semiconductor industry,
°      expansion of China's semiconductor industry
°      our strategy to maintain and expand our technology leadership,
°      the performance and acceptance of our products,
°      strategic business development,
°      manufacturing strategy,
°      our vertical manufacturing integration,
°      our innovation and leveraging of existing technologies,
°      the pursuit of new and growing markets,
°      competition,
°      patent filings,
°      environmental regulations,
°      results from operations,
°      the adequacy of manufacturing facilities,
°      the ability to maintain worldwide sales, service and customer support, and
°      the impact of litigation on our business.

        Other forward-looking statements made below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" include statements relating to

°      use of sales, service and support organizations,
°      the contribution of international sales to net sales,
°      fiscal 2003 sales,
°      gross margins,
°      research and development,
°      the ability to finance activities,
°      cost of manufacturing,
°      interest expense,
°      future balances,
°      the sufficiency of funds, and
°      effects of new accounting standards.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for our existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks detailed under the heading "Factors That Might Affect Our Future Financial Results and Stock Price" and elsewhere in this Annual Report on Form 10-K.

        Our future results will depend on our ability to continue to enhance our existing products, to develop and manufacture new products and to finance such activities. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any new products or that we will be able to develop and introduce in a timely manner new products or enhancements to our existing products and processes which satisfy customer needs or achieve widespread market acceptance. Further, backlog is not necessarily indicative of future revenue. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1. Business

Overview

        We design, manufacture, install and service high performance equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for electrochemical deposition, wafer surface preparation and wafer transport container cleaning. Our electrochemical deposition systems are used for plating copper and gold for the IC's internal wiring, or interconnects, solder and gold bumps for wafer level packaging applications and other metals for various semiconductor and related applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Typically, there are hundreds of manufacturing steps in fabricating semiconductor devices and after many of these steps a wet cleaning, stripping or etching process is required. Our customers include many of the major semiconductor device and wafer level packaging manufacturers worldwide.

        Semitool, a Montana corporation, was founded in 1979 and is headquartered in Kalispell, Montana. Our mailing address is 655 West Reserve Drive, Kalispell, MT 59901 and our telephone number is 406-752-2107. Additional information about the Company is available on our website at http://www.semitool.com. Our Form 10-K and other filings are available at the Securities and Exchange Commission's website at http://www.sec.gov.

Industry Background

        The semiconductor industry produces microelectronic devices, commonly called integrated circuits, that are used in a broad array of consumer and industrial products such as computers, cellular phones, televisions, audio systems and automobiles. The semiconductor equipment industry of which we are a part, serves the semiconductor industry.

        Microelectronic devices consist of millions of microscopic transistors and other components that store information and allow the execution of instructions. These components are connected together with metal wiring to form the functional IC. Fabrication of an IC involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment and chemical media. ICs are fabricated on substrates, or wafers, made of a semiconductor material, most commonly silicon. The fabrication process involves, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films and repeated cleaning, stripping and etching processes to prepare the surface for the next step. When completed, the wafer may contain several hundred ICs. The individual ICs are separated from the wafer by a process involving sawing, or dicing, after which the wafer is cleaved into separate ICs. The IC is then packaged by connecting it to pins via metal wires or contacts and encapsulating the IC in a polymer. This packaged microelectronic device is then placed into an electronic product, such as a computer or cellular phone.

        Cleaning, stripping, etching or otherwise conditioning the surface of the wafer are steps repeated throughout the semiconductor fabrication process. These processes are important, since the integrity of the next step may depend strongly on the effectiveness of the cleaning, stripping, or etching step. In addition, process reliability and particle contamination are increasingly critical as shrinking line widths link ever-smaller contaminants and lower contamination levels to IC failure. Just as new materials such as copper and low-K dielectrics are changing the manner in which deposition processes are performed, these fundamental material changes influence the direction of process development.

        There are two fundamental means by which surface preparation wet process steps are performed, spray and immersion. Immersion processes, or wet benches, use a series of liquid-filled tanks in which wafers are immersed. The wafers are transported from one tank to another tank by robots or human operators. Spray delivery systems subject wafers to sequential spray applications of chemicals while the wafers are spun on their axis inside an enclosed process chamber, where the chemical is brought to the wafers instead of the wafers to the chemical. Spray technology utilizes the chemical reaction, the mechanical force of the spray and the centrifugal force from spinning to remove contaminants and dry the wafers. Spray systems can be configured to process wafers in a batch or single-wafer mode.

        The semiconductor industry is showing an increased interest in spray processing systems in both single-wafer and batch formats. One reason for this is the more aggressive nature of a spray process when compared to an immersion process. Spray systems may offer a greater potential for efficiently processing wafers containing ICs with smaller feature sizes.

        Newer packaging technologies have been developed and are being adopted by the industry. These technologies are called wafer-level or chip-scale packaging. This packaging method packages the IC while it is still in the wafer-state, so that upon separation from the wafer the IC can be directly placed into an electronic product. Wafer-level packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology. Wafer-level packaging uses fabrication processes similar to IC fabrication and include, among others, electrochemical deposition for connective solder and gold bumps, photoresist stripping and under-bump metal etching.

        Reducing the size of each IC increases the number of ICs that can be fabricated on any size wafer. This reduces the cost per device on a given wafer and, in addition, provides a potential for increased capacity on existing equipment. To further reduce costs, the industry has begun a migration to the 300mm, or 12 inch, diameter wafer from the common 200mm, or 8 inch, wafer size. Most 300mm processing cannot be performed on previous generations of equipment, necessitating the purchase of new systems. New 300mm manufacturing facilities have been completed on a limited basis. However, the rate of 300mm adoption has slowed, but is expected to accelerate in the next several years.

        Over the past several years, the semiconductor industry has experienced significant growth in semiconductor foundry capacity. A foundry is a manufacturer that fabricates devices on a contract basis for IC designers that typically do not have a fabrication capability or may not have sufficient capacity to meet their own needs. Most of the foundry growth has been in Asia. In the long term, a significant expansion of China's semiconductor industry is expected to provide a substantial market for semiconductor equipment.

        Despite broad-based markets, the semiconductor industry experiences business cycles that are punctuated by periods of either under or over supply. In general, in periods of under supply, semiconductor manufacturers increase capital equipment spending and, conversely, in periods of over supply reduce their capital equipment spending. However, the market for semiconductor equipment is characterized by rapid technological development and product innovation. As a result, to meet new technological advancements, manufacturers may purchase new equipment despite the timing of the market cycle.

The Semitool Solutions

        We leverage our extensive experience in wet chemical processing to provide equipment and process solutions for the electrochemical deposition and wafer surface preparation, or cleaning, stripping and etching, segments of the semiconductor equipment market.

        Electrochemical Deposition Solutions. Our electrochemical deposition systems incorporate proprietary electroplating technology on a platform that processes one wafer at a time in each of its multiple process chambers. This type of processing is termed single-wafer processing. Our leading design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration. Typically, these systems include a combination of ECD and surface preparation process chambers to address a customer's specific application. Examples are copper interconnect and seed layer repair for logic and power ICs, gold bumps for high speed communication ICs and solder bumps for advanced wafer-level packaging. These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers' capacity requirements. We introduced our first electroplating system in 1993 and continue to be a technological leader in electroplating applications for the semiconductor industry. Selling prices of these systems range from approximately $250,000 to $3.2 million.

        Batch Wafer Surface Preparation Solutions. Our multi-wafer, or batch, systems for wet cleaning, stripping and etching applications include semi- and fully automated systems for 150mm, 200mm and 300mm wafer processing in up to 50 wafer batches. These systems use proprietary spray technology to deliver in an enclosed chamber the chemicals, deionized water and gases to the wafer surface. The wafers are spun on their axis and exposed to a sequenced spray of chemicals and dry nitrogen gas to process and dry the wafers. This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time. Our cost-effective ozone and water based cleaning process, called HydrOzone is available on selected systems. This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time and water consumption. Selling prices for these systems range from under $15,000 to $3.0 million.

        Single-wafer Surface Preparation Solutions. Our single-wafer processing systems for wet cleaning, stripping and etching are available in two configurations to accommodate 150mm, 200mm and 300mm wafer sizes. The Millennium is designed with a linear arrangement of the processing chambers for high volume production. Our patented Capsule process chamber for side selectable processing is available on the Millennium platform. The Equinox's processing chambers are arranged in a radial format and it is designed for medium to low volume production and research and development applications. Selling prices for these systems range from $250,000 to $3.2 million.

Strategy

        Our objective is to increase our worldwide market share in electrochemical deposition, surface preparation, wafer-level packaging and ancillary applications used by the semiconductor and related industries. Our business strategy incorporates the following key elements:

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technological leader in wet chemical processing. Our focus is on delivering leading-edge technical innovation and system reliability with yield enhancement and low cost of ownership. We believe these factors are the leading drivers for market acceptance of semiconductor processing equipment.

        Offer a Broad Range of Products Incorporating Innovative Wet Processing Technologies. We offer a broad range of differentiated products for use in diverse process applications to broaden our opportunity in the semiconductor related markets and with each customer.

        Integration of Design and Manufacturing Expertise. Our strategy is one of close integration of design and manufacturing, coupled with selective vertical manufacturing integration to achieve innovative solutions, cost and quality advantages and to reduce the time to market for new products and product enhancements.

        Expansion of Asian Market Presence. Over the past several years, we have expanded our presence in the Asian market and revenue from that region is a significant part of consolidated net revenues. We believe the Asian region, including China, has the potential for additional significant long-term growth. It is our sales, marketing and service strategy to expand our installed base of equipment in this region.

Products

        Our broad product suite of high performance, innovative processing systems leverages our core wet chemical processing expertise and more than two decades of experience building and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are electrochemical deposition equipment, primarily for the plating of copper, gold and solder, multi-wafer batch and single-wafer cleaning, stripping and etching equipment and wafer transport container cleaning equipment. All of these solutions leverage and extend our core spin-spray technologies.

     Electrochemical Deposition (ECD) Products

Paragon

        The Paragon is an automated single-wafer processor for high volume electrochemical deposition. The specific configuration of its multiple processing chambers determines which semiconductor IC and advanced packaging markets the Paragon serves. For copper interconnect, several process steps can be integrated onto a single system such as, ECD seed layer repair, ECD fill, wafer back-side, bevel and edge clean and rapid thermal anneal. The Paragon uses our proprietary computational fluid dynamics, or CFD, designed processing chamber arranged in a linear format. The CFD chamber allows the user to optimize plating results for downstream operations such as better matching film characteristics to chemical-mechanical planarization equipment, resulting in reduced processing time and cost. Our proprietary Capsule cleaning chamber, which is also used in our Millennium, is integrated into the Paragon for cleaning processes. The modularity of the platform provides our customers with the flexibility to configure the chamber mix to meet their specific needs. The primary applications for the Paragon are copper, gold, nickel, platinum and solder depositions. It is available to accommodate 150mm, 200mm and 300mm wafer sizes.

Equinox

        The Equinox system is an automated single-wafer processor for medium to low production volumes and for research and development activity. This system is offered with up to six process chambers that are arranged in a radial format with a center point automation system. It is available to accommodate 100mm and 200mm wafer sizes for electrochemical deposition of copper, gold, platinum, solder and nickel alloys.

APx

        The APx system is a single-wafer processor based on our linear automation technology. The tool is designed primarily for the wafer-level packaging market, where lower acquisition cost and flexibility are important. The architecture of the system allows the adaptation of electrochemical deposition and surface preparation chambers for automated or manual operation.

ACMS

        The Advanced Chemical Management System, or ACMS, is an automated electroplating bath control unit. It maintains the desired chemical balance in the plating baths by automatically analyzing and replenishing the chemical constituents using our proprietary technology. Fully integrated with the Company's ECD systems, the primary applications are copper and solder deposition.

     Batch Wafer Surface Preparation Products

SPECTRUM

        The Spectrum is an advanced automated batch processing system for cleaning, stripping and etching applications. Its compact modular design features high throughput, flexible process formats and precise control for low cost of ownership. In addition to our proprietary spray processing modules, the Spectrum can be equipped with immersion and surface tension gradient dry capabilities. It can be configured to use either corrosives, solvents or our proprietary ozone based processes for polymer removal, photoresist strip and critical cleaning applications. The Spectrum is available to accommodate both 200mm and 300mm wafer sizes.

SAT

        The Spray Acid Tool, or SAT, is a manually loaded semi-automated system for performing sequential processing of 25 wafers per spray process chamber. The SAT is designed for wafer processing using highly caustic and corrosive media for an array of cleaning, stripping and etching applications. The system can be equipped with up to three 200mm process chambers and is ideal for medium to low production volumes and research and development activity.

SST

        The Spray Solvent Tool, or SST, is a manually loaded semi-automated system for performing sequential processing of 25 wafers per spray process chamber. The SST is designed for wafer processing using flammable solvents for removal of photoresist, etch polymers, polyimides and organic contaminants. The system can be equipped with up to two 200mm process chambers and is ideal for medium to low production volumes and research and development activity.

SIRIUS

        Introduced to the market during fiscal 2002, the Sirius was designed specifically to deliver our patented HydrOzone process. HydrOzone, using a minimal amount of deionized water and ozone is a low cost process option in comparison to the typical processes used for photoresist stripping, photolithography rework and organic cleans. The Sirius is a manually loaded semi-automated system with a 50 wafer capacity spray processing chamber. The system is available to accommodate either 200mm or 300mm wafer sizes.

SRD

        The Spin Rinser/Dryer, or SRD, is a high efficiency cleaning system utilizing deionized water to remove water soluble contaminants, chemical residue and particulate matter. The SRD is available with up to three 25 wafer spray process chambers in a single system. It is available to accommodate wafer sizes up to 300mm in diameter.

SCEPTER

        The Scepter series is an advancement of our semi-automated product lines, the SATs, SSTs, and SRDs that offers double the productivity of the 25 wafer capacity tools by processing 50 wafers at a time in nearly the same system footprint. The Scepter can process wafer sizes up to 200 mm in diameter.

     Single-Wafer Surface Preparation Products

MILLENNIUM

        The Millennium is a fully automated system with up to ten single-wafer process chambers for high volume production. The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry. The Millennium can be equipped with our proprietary Capsule, a unique chamber, which allows side selectable processing. In addition, the system can be equipped with spray, immersion, or vapor process chambers. Applications include wafer backside, bevel and edge clean for removal of unwanted copper and other contamination, post-etch polymer removal and metal etching. The Millennium is available to accommodate either 200mm or 300mm wafer sizes.

EQUINOX

        The Equinox system is an automated single-wafer processor for medium to low production volumes and for research and development activity. This system is offered with up to six process chambers that are arranged in a radial format with a center point automation system. It is available to accommodate 100mm and 200mm wafer sizes for a variety of applications using caustics, corrosives and solvents for cleaning, stripping and etching.

     Wafer Transport Container Cleaning

STORM

        The Storm is designed to clean the containers used to transport the wafers from process step to process step. A key factor in achieving high manufacturing yields is controlling contamination from these reusable containers. Our system processes multiple containers simultaneously, offering high productivity in a small footprint and is available to accommodate either 200mm or 300mm wafer sizes.

Customers, Sales and Marketing

        Our customers include leading worldwide semiconductor manufacturers. The following is a representative list in alphabetical order of our largest United States and international customers:

Advanced Micro Devices                Motorola                 Semiconductor Mfg. Intl. Corp.
Advanced Semiconductor Engineering    National Semiconductor   Silicon Precision Industries
Anadigics                             NEC                      SRISA
Hewlett Packard                       Osram                    STMicroelectronics
IBM                                   Philips                  Taiwan Semiconductor Mfg. Co. LTD
Infineon                              RF Micro Devices         Texas Instruments
Intel                                 Seagate                  United Microelectronics Corporation
LSI Logic                             Selete                   Wacker
MEMSCAP

        Our top ten customers accounted for 58.6%, 38.7% and 47.9% of net sales in fiscal 2002, 2001 and 2000. One customer accounted for over 10% of net sales in each of fiscal 2002 and 2000. Advanced Micro Devices accounted for 21.2% of our net sales in fiscal 2002 and Motorola accounted for 10.4% of our net sales in fiscal 2000. No customer accounted for over 10% of net sales in fiscal 2001.

        International sales, primarily in Europe, Asia and Japan, accounted for approximately 62.6% of consolidated net sales in fiscal 2002, 63.8% of consolidated net sales in fiscal 2001 and 58.0% of consolidated net sales for fiscal 2000. While the relative proportion of international sales to total consolidated sales is nearly unchanged from fiscal 2001 to 2002, the geographic mix has shifted. On a combined basis, sales in Japan and Korea declined nearly 80% year-over-year, while the rest of Asia and Europe declined by lesser amounts. We have direct sales and customer support organizations located in Europe, Japan, Singapore and Korea, and for some products, an independent distributor serves Japan. Independent sales representatives serve Taiwan and China. We market and sell our products in the United States through our sales organization which includes direct sales personnel and a limited use of independent sales representatives for specific product lines.

        Field service personnel and application engineers located in the United States, Europe, Japan and Asia, provide warranty service, post-warranty service and equipment installation. Field service engineers are located at 21 sites throughout the world, including dedicated site-specific engineers at certain customer locations pursuant to customer agreements. We also provide service and maintenance training, as well as process application training for our customers' personnel on a fee basis. Spare parts inventories are maintained in 21 outsourced locations throughout the world, which allows us to offer same day or overnight delivery in most instances.

Backlog and Deferred Revenue

        Consolidated orders backlog was $27.6 million at September 30, 2002, down 28.9% from approximately $38.8 million at September 30, 2001. Semiconductor equipment orders represented 100% of consolidated orders backlog at September 30, 2002 and September 30, 2001.

        We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. During periods of downturns in the semiconductor industry, we have experienced significant cancellations and delays.

        As a result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays, the backlog at any particular date and the new orders bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period.

        Our deferred revenue relates to equipment shipments to customers and incomplete installations that will be recognized as sales when acceptance is received from the customer. At September 30, 2002, deferred revenue was $38.3 million, essentially unchanged from $38.2 million at October 1, 2001, but the associated deferred profit was slightly lower at September 30, 2002. Deferred revenue is not included in orders backlog.

Manufacturing

        Most of our manufacturing is conducted at our facilities located in Kalispell, Montana. Our manufacturing operations are selectively vertically integrated to include metals and plastics fabrication and finishing capabilities, component parts and final product assembly, and extensive product development capabilities. Manufacturing personnel work closely with product development engineers to enhance manufacturability and facilitate the transition from prototype to full-scale production. Component and product prototyping is performed internally, reducing the time to market for new products and product enhancements.

Research and Development

        We believe that continued timely development of products is necessary to remain competitive in an equipment market characterized by rapid technological change and product innovation. Therefore, we devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. We maintain extensive demonstration and process development laboratories at our facilities in Montana, including a clean room for testing and developing products. Research and development personnel work directly with customers and research institutes to develop new processes and to design and evaluate new equipment.

        Expenditures for research and development, which are expensed as incurred, were approximately $23.1 million in fiscal 2002, $27.5 million in fiscal 2001 and $23.4 million in fiscal 2000. These expenditures, as a percentage of our net sales, represented approximately 18.7%, 10.7% and 9.8% in each of these fiscal years.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological change. Significant competitive factors in the semiconductor equipment and related markets in which we compete include; system performance, quality and reliability, cost of using our equipment, ability to ship products in the time required, timeliness and quality of technical support service, our success in developing new and enhanced products, pricing and payment terms. We face substantial competition from established competitors, some of which have greater financial, marketing, technical and other resources, broader and integrated product lines, more extensive customer support capabilities, and larger sales organizations and installed customer bases. Our primary competitors in electrochemical deposition include Applied Materials, Inc., Novellus Systems, Inc., and Ebara Corporation. In wet surface preparation applications, our competition includes Applied Materials, Inc., FSI International, Inc., Mattson Technology, Inc., SEZ Holding, AG, Tokyo Electron, Ltd. and wet bench manufacturers. We believe that we compete favorably with these manufacturers. We may also face competition from new market entrants.

        In order to remain competitive, we must maintain a high level of investment in research and development, marketing and customer service while controlling operating expenses. There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. Such competitive pressures may necessitate significant price reductions by us or result in lost orders, which could harm our business, financial condition, results of operations and cash flows.

        Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These combinations may provide such competitors and potential competitors with a competitive advantage over us by enabling them to more rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers are relatively large companies that require global support and service for their semiconductor manufacturing equipment. Our larger competitors have more extensive infrastructures, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

        We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price, performance and/or cost of ownership features, or that new processes or technologies will not emerge that render our products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, there is a tendency for the manufacturer to rely upon that vendor to provide equipment for that specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage for a protracted period of time with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment.

Patents and Other Intellectual Property

        We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 154 U.S. patents, some with pending foreign counterparts, have 210 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. We currently are involved in patent litigation, which is described below in Item 3, Legal Proceedings. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others, other than as alleged by Novellus, Inc. and Tokyo Electron, Ltd., which is described below in Item 3, Legal Proceedings, further commercialization of our products could provoke claims of infringement from third parties.

        In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these agreements may be breached and we may not have adequate remedies. In any case, others may come to know about or determine our trade secrets through a variety of methods.

        From time to time, we receive invitations to take a license to other parties' patents or to grant a license on our technology. We evaluate these potential transactions on a case-by-case basis. Offers to us to take a license that are rejected by us could lead to an offeror making a claim of infringement.

        Now and in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation, including the litigation in which we currently are engaged, could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

Employees

        At September 30, 2002, we had 1,009 full-time and temporary employees worldwide. None of our employees are represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Item 2. Properties

        We have two manufacturing facilities located on sites in Kalispell, Montana with approximately 200,000 square feet in the aggregate. We also own a building and land located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. During fiscal 2001, we sold land and buildings that we owned in Cambridge, UK and during fiscal 2002, construction was completed on an office building on land retained at that location. We also lease 21 other smaller facilities worldwide, which are used as sales and customer service centers.

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

Item 3. Legal Proceedings

        On January 16, 2002, we filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc., referred to collectively as TEL, in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled "Carrierless Centrifugal Semiconductor Processing System (`797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition, on April 16, 2002 the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled "Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed"; U.S. Patent 5,446,416 entitled "Resist Processing Method"; and U.S. Patent 5,740,053 entitled "Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus". On July 12, 2002, the defendants withdrew with prejudice their counterclaim alleging infringement of U.S. Patent 5,740,053. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys' fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows. Trial is scheduled for April 2004.

        In June 2001, we filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. Case No. (CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool's U.S. Patent 6,197,181 (Chen) "Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece" (`181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has counterclaimed for infringement of four of their patents: viz., U.S. Patent 6,179,983 "Method and Apparatus for Treating Surface Including Virtual Anode"; U.S. Patent 6,074,544 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; U.S. Patent 6,110,346 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; and U.S. Patent 6,162,344 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer". On July 22, 2002, the District Court dismissed with prejudice Novellus' counterclaim for infringement of U.S. Patent 6,179,983. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys' fees. We believe that the remaining counterclaims are without merit and we are contesting the actions vigorously. Trial dates in February 2004 have been set for the claims and counterclaims. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management's attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In August 1998, we filed suit against Novellus in the United States District Court for the Northern District of California (Case No. C-98-3089 DLJ), alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. The District Court granted Novellus' motion for summary judgment of noninfringement on March 17, 2000 and judgment was subsequently entered on May 12, 2000 dismissing the case. We appealed the District Court's decision to the Federal Circuit Court of Appeals and the Court of Appeals affirmed the District Court's dismissal of the case. We then filed a Petition for Writ of Certiorari with the United States Supreme Court to review the judgment of the Court of Appeals and the Supreme Court granted our Petition and remanded the case back to the Court of Appeals. On July 23, 2002 the Court of Appeals reinstated our appeal but again affirmed the District Court's initial dismissal of the case. We believe the final disposition of this case will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

PART II

Item 5. Market for Our Common Stock and Related Shareholder Matters

Our Common Stock is traded under the symbol “SMTL” principally on the Nasdaq National Market. The approximate number of shareholders of record at December 17, 2002 was 141 and the reported last sale price on that date of our common stock on the Nasdaq National Market was $6.01. The high and low sales prices for our common stock reported by the Nasdaq National Market are shown below.

Common Stock Price Range
Fiscal Year
Ended September 30,

                                2002                           2001
                        High          Low             High             Low
First Quarter          $13.08        $8.14           $13.31           $8.19
Second Quarter         $13.47        $9.05           $14.50           $7.69
Third Quarter          $15.20        $7.39           $13.22           $7.19
Fourth Quarter         $ 8.68        $4.40           $14.29           $8.15

Since our initial public offering of Common Stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

                                                                        Year Ended September 30,
                                                         2002      2001(2)         2000         1999         1998

Statement of Operations Data:
Net sales                                             $123,687     $256,467     $239,447     $122,528     $180,501
Gross profit                                            59,083      128,092      126,701       57,648       90,979
Income (loss) from operations                          (24,463)      32,509       36,669      (12,741)       8,087
Gain on sale of subsidiary(1)                               --       31,054           --           --           --
Net income (loss) before cumulative effect of
  change in accounting principle                       (14,238)      43,258       24,426       (6,745)       4,805
Cumulative effect of change in accounting
  principle (net of tax)(2)                                 --      (17,645)          --           --           --
Net income (loss)                                     (14,238)       25,613       24,426       (6,745)       4,805
Basic earnings (loss) per share                         (0.50)         0.90         0.87        (0.24)        0.17
Diluted earnings (loss) per share                       (0.50)         0.89         0.85        (0.24)        0.17
Average number of basic common shares                   28,410       28,333       28,062       27,594       27,566
Average number of diluted common shares                 28,410       28,769       28,783       27,594       27,808

Balance Sheet Data:
Cash, cash equivalents and marketable securities        40,840       46,837        6,711        4,789        7,287
Working capital                                         90,997      106,730       79,498       52,308       52,408
Total assets                                           183,663      200,090      202,660      131,884      127,990
Short-term debt                                            435        1,192       21,724       10,541        3,596
Long-term debt and capital leases                        2,912        3,265        3,653        3,911        3,836

Shareholders' equity                                   121,422      133,199      108,632       81,025       86,694

(1)     We sold our wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.

(2)     The cumulative effect is the result of our adopting the Securities and Exchange Commission's Staff Accounting Bulletin (SAB 101), "Revenue Recognition in Financial Statements." Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for fiscal years prior to 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We design, manufacture, install and service high performance equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit (IC) manufacturing and include systems for electrochemical deposition, wafer surface preparation and wafer transport container cleaning. Our electrochemical deposition systems are used for plating copper and gold for the IC's internal wiring, or interconnects, solder and gold bumps for wafer level packaging applications and other metals for various semiconductor and related applications. The surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etch. Typically, there are hundreds of manufacturing steps in fabricating semiconductor devices and after many of these steps a wet cleaning, stripping or etching process is required. Our customers include many of the major semiconductor device and wafer level packaging manufacturers worldwide.

        We provide worldwide sales, service and support primarily through our employees located in regional offices in the United States, Europe, Japan, Korea, and Singapore and through independent sales organizations for certain products in Taiwan, Japan and China. We expect that international sales will continue to account for a significant portion of net sales, particularly in Asia with the industry trend to outsourcing IC device manufacturing to foundries in that region, although the percentage of international sales and the geographic distribution may fluctuate from period to period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        Our revenue recognition policy, as discussed in Note 1 to the financial statements located in Item 8 below, is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as cost of sales, installation, warranty and commission expenses. We follow specific guidelines in measuring revenue, however, certain judgments such as the definition of a new customer environment and new acceptance criteria or if installation is perfunctory may be required in the application of our revenue policy.

Inventories

        We write down the carrying value of inventories for estimated obsolescence and marketability based upon assumptions about future use, demand and market conditions. If actual future use, demand or market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required.

Warranty Obligations

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Investments

        We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Deferred Tax Assets

        We make estimates to determine the amount of our deferred tax assets that we believe is more likely than not to be realized. We consider future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we were able to realize deferred tax assets in the future in excess of the net recorded amount, an increase in the deferred tax asset would increase net income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, a decrease in the deferred tax asset would decrease net income in the period such determination was made.

Results of Operations

        The following table sets forth our consolidated results of operations for the periods indicated expressed as a percentage of net sales:

                                                                      Year Ended September 30,
                                                          -----------------------------------------------

                                                               2002              2001            2000
                                                          -------------    -------------    -------------

Statement of Operations Data:
     Net sales                                                    100.0%           100.0%           100.0%
     Cost of sales                                                 52.2             50.1             47.1
                                                          -------------    -------------    -------------
     Gross profit                                                  47.8             49.9             52.9
                                                          -------------    -------------    -------------

     Operating expenses:
         Selling, general and administrative                       48.9             26.5             27.8
         Research and development                                  18.7             10.7              9.8
                                                          -------------    -------------    -------------
         Total operating expenses                                  67.6             37.2             37.6
                                                          -------------    -------------    -------------
     Income (loss) from operations                                (19.8)            12.7             15.3
     Other income (expense), net                                    1.2              1.1             (0.3)
     Gain on sale of subsidiary (1)                                  --             12.1               --
                                                          -------------    -------------    -------------
     Income (loss) before income taxes and
       cumulative effect of change in accounting principle        (18.6)            25.9             15.0
     Income tax provision (benefit)                                (7.1)             9.0              4.8
     Cumulative effect of change in accounting
       principle, net of tax benefit (2)                             --             (6.9)              --
                                                          -------------    ------------     -------------
     Net income (loss)                                            (11.5)%           10.0%            10.2%
                                                          =============    =============    =============

(1)     We sold our wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.

(2)     The cumulative effect is a result of our adopting the Securities and Exchange Commission's Staff Accounting Bulletin (SAB 101), "Revenue Recognition in Financial Statements." Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for fiscal years prior to 2001.

Results of Operations for the Fiscal Years Ended September 30, 2002, 2001 and 2000

Change in Accounting Principle

        In December 1999, the staff of the Securities and Exchange Commission, or SEC, issued staff accounting bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. During the fourth quarter of fiscal 2001, we adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until acceptance. Sales of existing products into customer environments where the product has previously been accepted are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment.

        As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million after reduction for income taxes of $8.7 million, or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The resulting deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The results for the first three quarters of fiscal year ended September 30, 2001 have been restated in accordance with SAB 101 and are shown in Note 5 to the Consolidated Financial Statements in Item 8 below. Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for the periods before October 1, 2000. The change in revenue recognition does not affect our cash flow.

        For fiscal 2000, our revenue recognition policy was to recognize revenue at the time of title transfer usually upon shipment to the customer. Customer service contract revenue was recognized ratably over the life of the contract.

        Software revenue from the our wholly-owned subsidiary, Semy Engineering, Inc. was recognized when there was persuasive evidence of an arrangement, the software had been delivered, the price was fixed and determinable, and collectibility was probable in accordance with the AICPA's Statement of Position 97-2 "Software Revenue Recognition." We disposed of our software subsidiary in February 2001.

Consolidated Net Sales

        Consolidated net sales were $123.7 million for fiscal 2002 compared to $256.5 million for fiscal 2001. Fiscal 2000 consolidated net sales were $239.4 million, which were reported on the historical shipment method of revenue recognition.

Semiconductor Equipment Net Sales

        Fiscal 2002 semiconductor equipment net sales were $123.7 million down 50.3% from $249.0 million in fiscal 2001. Fiscal 2000 net sales were $221.8 million, which were reported on the historical shipment method of revenue recognition. Our fiscal 2002 net sales were negatively impacted by the reduction in semiconductor manufacturers' capital equipment spending in response to slowing demand for their microelectronic products and their resulting excess productive capacity. Reflecting the semiconductor industry's ongoing move to new materials and processes, fiscal 2002 net sales of our single-wafer cleaning systems were more than double the prior year's level. Net sales of parts and service and electroplating systems were the least impacted by the downturn while manual and automated batch surface preparation systems had the greatest year-over-year decrease in net sales, as the sale of these systems is more closely associated with capacity additions.

        The relative contributions of each product line to fiscal 2002 semiconductor equipment net sales were 34.0% for electrochemical deposition, 40.4% for cleaning, stripping and etching and 25.6% for parts, service and other compared to 21.2%, 64.1% and 14.7% for these same product categories in fiscal 2001.

        The geographic distribution of net sales in fiscal year 2002 was North America, 37.5%, Europe, 37.1%, and Asia, including Japan, 25.4%. While the relative proportion of international sales to total consolidated sales for fiscal 2002 is nearly unchanged from the previous fiscal year, the geographic mix has shifted. On a combined basis, sales in Japan and Korea declined nearly 80%, while the rest of Asia and Europe declined by lesser amounts. The geographic distribution of net sales in fiscal year 2001 was as follows: North America, 37.7%, Europe, 26.1%, and Asia, including Japan, 36.2%.

        Fiscal 2002 shipments totaled $123.8 million, compared to $229.4 million in fiscal 2001 and $221.8 million in fiscal 2000. Fiscal 2001 shipments were essentially flat across all product lines of the semiconductor equipment segment when compared to fiscal 2000.

Software Control Systems Net Sales

        In February 2001, we sold Semy Engineering, Inc., the sole component of our software controls systems segment, to Brooks Automation, Inc. for $33.3 million in cash and 73,243 shares of Brooks Automation, Inc. common stock and realized an after-tax gain of $19.6 million. There were no software control systems net sales in fiscal year 2002, but in fiscal 2001 net sales were $7.4 million compared to $17.6 million in fiscal 2000.

Orders Backlog

        Orders backlog decreased 28.9% to $27.6 million at September 30, 2002 from $38.8 million at September 30, 2001. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. In fiscal 2002, we experienced both cancellations and the forward rescheduling of equipment delivery dates by customers. Because of these factors and orders placed and shipped in the same quarter, our orders backlog is not necessarily indicative of actual revenue for any succeeding period.

Deferred Revenue

        Under the SAB 101 method of revenue recognition, certain revenues and associated profit are deferred and recognized when customer acceptance is received. Deferred revenue at September 30, 2002 was $38.3 million, essentially the same as fiscal 2001's $38.2 million, but year-over-year deferred profit was slightly lower at September 30, 2002.

Outlook

        The semiconductor equipment market's continued weakness limits our market visibility, however, it is likely that it will continue to be depressed in fiscal 2003.

Gross Profit

        Our gross margin for fiscal 2002 was 47.8%, compared to 49.9% in fiscal 2001 and 52.9% in fiscal 2000. The year-over-year decrease in gross margin from fiscal 2001 is primarily attributable to reduced manufacturing overhead absorption, as a result of our lower operating levels, higher inventory obsolescence and changes in sales mix. The gross margin decrease from fiscal 2000 to fiscal 2001 was primarily attributable to our lower capacity utilization in the second half of fiscal 2001.

        Our gross margin has been and, we believe, will continue to be affected by a variety of factors, including the cost to manufacture, service and support new and enhanced products, inventory obsolescence, the mix and average selling prices of products sold and operating level.

Selling, General and Administrative

        Selling, general and administrative expenses were $60.5 million, $68.0 million and $66.6 million for each of fiscal years 2002, 2001 and 2000. As a percentage of net sales, selling, general and administrative expenses were 48.9%, 26.5% and 27.8% for the same periods. The decrease in absolute dollars in selling, general and administrative expenses from fiscal 2001 to fiscal 2002 is primarily the result of cost reductions, which includes manpower reductions and lower sales commissions. These decreases were partially offset by a $4.4 million increase in legal expenses associated with ongoing litigation brought by us to protect our intellectual property.

        Selling, general and administrative expenses decreased as a percentage of net sales from fiscal 2000 to 2001 because we were able to leverage the fixed components of these expenses as net sales increased. The $1.4 million increase in absolute dollars in selling, general and administrative expenses from fiscal 2000 to fiscal 2001 was a result of increased sales commissions due to higher net sales in fiscal 2001 and a shift in the geographical sales mix to regions with higher commissions structures.

Research and Development

        Research and development, or R&D, expenses were $23.1 million for fiscal 2002, $27.5 million for fiscal 2001 and $23.4 million for fiscal 2000. As a percentage of net sales, research and development expenses were 18.7%, 10.7% and 9.8% for each of these years. The fiscal 2001 to 2002 year-over-year decrease in R&D costs was mainly due to a reduction in employee costs as manpower was reduced in response to the industry downturn. This reduction was partially offset by an increase in depreciation expense, as we updated our process development and demonstration laboratories. Fiscal 2002 R&D projects included enhancements to our Capsule processor and electrochemical deposition products, the development of the Sirius system and other projects focused on the industry technology trends toward smaller feature sizes and the transition to copper, wafer level packaging and 300mm. We believe that continued timely development of products is necessary to remain competitive in an equipment market characterized by rapid technological change and we expect to maintain a high level of product development investment.

        The $4.1 million increase in absolute dollars in research and development in 2001 from fiscal 2000 was a result of research and development for 300mm product applications, enhancements across the product lines, and included new software and hardware control systems, new robotic automation systems and the development of our ACMS product line, which provides automated chemical management for our plating systems.

Other Income (Expense), Net

        Other income (expense), net was income of $1.5 million for fiscal 2002, $2.9 million for fiscal 2001 and expense of $749,000 for fiscal 2000. The primary components of other income (expense), net in each of fiscal years 2002, 2001, and 2000 were a foreign exchange gain of $364,000, a foreign exchange loss of $46,000 and a foreign exchange gain of $407,000 and interest income of $943,000, $1.1 million and $63,000, which were partially offset by interest expense of $205,000, $802,000, and $1.1 million. The foreign exchange gains primarily consists of net gains and losses resulting from the re-measurement of our balance sheet amounts denominated in non-U.S. currencies into U.S. Dollars, which is our functional currency. The currency exchange gains and losses were due primarily to fluctuations of the U.S. Dollar against the Japanese Yen.

Income Taxes

        The $8.7 million income tax benefit recorded in fiscal 2002 was primarily the result of the availability of the income tax loss carrybacks and research and experimentation credits. This tax benefit compares to a $23.2 million tax provision in fiscal 2001 and an $11.5 million tax provision for fiscal 2000 when the Company had taxable income. The effective income tax rate for each of fiscal years 2002, 2001 and 2000 was 38.0%, 34.9%, and 32.0%. The anticipated tax rate for fiscal 2003 is 38.0%, but this expectation can be affected by tax legislation, geographic composition of our pretax income and research and experimentation credits as a percentage of pretax income.

Liquidity and Capital Resources

        Cash and cash equivalents and marketable securities at September 30, 2002 were $40.8 million, down $6.0 million at the beginning of the year. During fiscal 2002, cash provided by operations was $2.0 million, which contrasts with fiscal 2001 when cash provided by operations was $26.9 million. The year-over-year change in cash provided by operations is primarily attributable to the declining level of sales and operations and the resulting net loss due to the semiconductor equipment industry downturn. Partially offsetting the effect of the year-over-year decline in operating results was a net decrease of $5.8 million, in accounts receivable, which reflects the substantial decline in operating levels, and income taxes refundable.

        We expect future accounts receivable and inventory balances to fluctuate with net sales. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or longer for more complex products. Accordingly, while our finished goods inventory accounts for 8.8% of total inventory at September 30, 2002, overall inventory levels tend to fluctuate with the level and type of orders received and order cancellations.

        Cash used in investing activities for fiscal 2002 was $6.7 million as compared to cash provided by investing activities of $26.6 million for the year ended September 30, 2001. The sale of Semy Engineering, Inc. during fiscal 2001 provided $33.3 million in cash proceeds. Cash used to purchase plant, property and equipment in fiscal 2002 was $7.0 million and included primarily laboratory equipment and a new office building in Cambridge, UK for our European headquarters. Consistent with our focus on product and process development, we further invested in our development and demonstration laboratories with a transfer of $5.1 million in finished goods inventory to plant, property and equipment in fiscal 2002, which is comparable to the $4.8 million transferred in fiscal 2001. Cash invested in intangible assets, which primarily consisted of intellectual property rights, was approximately $1.7 million in fiscal 2002 compared to $1.9 million for fiscal 2001.

        Cash used in financing activities for fiscal 2002 consisted of net repayments on short-term borrowings of $779,000 and the repayment of approximately $317,000 on long-term debt and capitalized leases compared to fiscal 2001 net repayments of $20.4 million on our line of credit and other short-term borrowings and repayments on long-term debt and capital leases of $340,000. The exercise of stock options in fiscal 2002 provided $255,000 in cash compared to $560,000 in fiscal 2001.

        The following commitments as of September 30, 2002 have been included in the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, with the exception of purchase order commitments which are properly excluded under general accepted accounting principles, and they are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

                                                     Payments Due by Period (amounts in thousands)
                                    ------------------------------------------------------------------------------

                                                       Less than            1 - 3            4 - 5           After
                                          Total           1 year            Years            Years         5 Years
                                    -----------      -----------      -----------      -----------      ----------

Long-term debt                      $     3,079      $       256      $       860      $       623      $    1,340
Capital lease obligations                   225              134               91               --              --
Operating leases                          2,461            1,291            1,017              153              --
Purchase order commitments                5,909            4,780            1,129               --              --
                                    -----------      -----------      -----------      -----------      ----------
Total commitments                   $    11,674      $     6,461      $     3,097      $       776      $    1,340
                                    ===========      ===========      ===========      ===========      ==========

        We do not have any other commercial commitments such as lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

        Semitool has agreements with Mr. Raymon F. Thompson, the Company's chairman, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,600,000, $2,127,000 and $684,000 for the years ended September 30, 2002, 2001 and 2000, respectively. The rental rate for fiscal 2003 will be approximately $175,000 per month for both the aircraft and the hangar; the lease terms are month-to-month. Since these commitments are month-to-month, the above table includes 1 month of these rents.

        As of September 30, 2002, our principal sources of liquidity consisted of approximately $34.3 million of cash and cash equivalents, and $6.6 million in marketable securities and ongoing operations. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2003 and into the foreseeable future. We currently have an effective "shelf" registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the "shelf" registration statement, to issue other financial instruments or to obtain a suitable credit facility, whichever management deems advisable. However, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments or that we will be able to obtain a credit facility on acceptable terms.

Litigation

        We currently are involved in patent litigation which is described in Item 3, Legal Proceedings above. Although we are not aware of any infringement by our products of any patents or proprietary rights of others, other than as alleged by Novellus, Inc. and Tokyo Electron, Ltd. described in Item 3, Legal Proceedings above, further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation, including the litigation in which we currently are engaged, could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

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

FACTORS THAT MIGHT AFFECT OUR FUTURE FINANCIAL RESULTS AND STOCK PRICE

        Set forth below are risks and uncertainties that could negatively impact our business, financial condition, results of operations and cash flows, and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. These risks and uncertainties could also cause our stock price to decline.

        Cyclicality in the semiconductor industry and the semiconductor equipment industry has historically led to substantial decreases in demand for our products and may from time to time continue to do so.

        Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. Our business depends upon the capital spending of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry is currently experiencing a downturn, which has seriously affected our operating results. Typically, the semiconductor equipment industry has experienced a more pronounced percentage decrease in revenues than the semiconductor industry as a whole.

There are indications that the semiconductor industry may continue to be depressed in fiscal 2003, and:

°     demand in the semiconductor industry may continue to decline;

°     any recovery of the semiconductor industry may not result in an increased demand by semiconductor manufacturers for capital equipment or our products; and

°     the semiconductor industry may experience other, possibly more severe and prolonged, downturns in the future.

The downturn in the semiconductor industry, or any failure of the semiconductor industry to fully recover from this downturn, will harm our business, financial condition, results of operations and cash flows.

        Our quarterly operating results have in the past varied and probably will continue to vary significantly in the future, causing volatility in our stock price.

        Our quarterly operating results have varied significantly in the past and may continue to do so in the future, which could cause our common stock price to decline. Some of the factors that may influence our operating results and subject our common stock to extreme price and volume fluctuations include:

°     changes in customer demand for our systems, which is influenced by economic conditions and technological developments in the semiconductor industry;

°     demand for products that use semiconductors;

°     market acceptance of our systems and changes in our product offerings;

°     size and timing of orders from customers;

°     customer cancellations or delays in orders, shipments, and installations;

°     customer delays or rejections of final acceptance of our shipments;

°     changes in average selling price and product mix;

°     failure to ship anticipated number of tools in the quarter;

°     product development costs, including research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements;

°     costs associated with protecting our intellectual property;

°     level of our fixed expenses relative to our net sales; and

°     currency exchange rate fluctuations.

        During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high value systems. The selling price of our systems range from under $100,000 to in excess of $3.0 million. Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

        Variations in the amount of time it takes for our customers to accept our systems may cause our operating results to fluctuate. Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements" provides guidance on the recognition of revenue for sales that involve contractual customer acceptance provisions and product installation commitments. Timing of revenue recognition from new systems, new customers and installation services is subject to the length of time required to achieve customer acceptance after shipment and installation, which could cause our operating results to vary from period to period.

        In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of our expenses are fixed in the short-term which, together with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly. As a result, net sales could decline and harm our business, financial condition, results of operations and cash flows, which could cause our operating results to be below the public market analysts or investors expectations and the market price of our stock could decline.

        Our deferred revenue may not result in future net sales and the associated deferred profit would not be realized.

        Following the revenue recognition guidance provided in SAB 101, revenue and the associated profit from the sale of newly introduced systems, systems sales to new customers and substantive installation obligations that are subject to contractual customer acceptance provisions are deferred until the customer has acknowledged their acceptance of the system. If the system does not meet the agreed specifications and the customer refuses to accept the system, the deferred revenue and associated deferred profit will not be realized and we may be required to refund any cash payments previously received from the customer, which may harm our business, financial condition, results of operations and cash flows.

        Our orders backlog may not result in future net sales and does not necessarily include all sales needed to achieve revenue expectations for a subsequent period.

        Order backlog does not necessarily include all sales needed to achieve net revenue expectations for a subsequent period. We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order on a case-by-case basis to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business, financial condition, results of operations and cash flows.

        Our ability to reduce costs is limited by our ongoing need to invest in research and development and to maintain a high level of customer service and support.

        Our industry is characterized by the need for continued investment in research and development as well as a high level of worldwide customer service and support. As a result of our need to maintain spending levels in these areas, our operating results could be materially harmed if our net sales fall below expectations. In addition, because of our emphasis on research and development and technological innovation, our operating costs may increase further in the future, which could have a negative impact on our results of operations and cash flow in any given period.

        We currently do not maintain a credit facility but rely on cash reserves and cash flow to finance our operations.

        We elected not to renew our $40 million credit facility in October 2001 and decided to rely on our cash reserves and expected cash flow to finance our operations. If there is a future need for a credit facility to finance current operations or growth, there is no assurance that we will be able to obtain a facility on reasonable terms, if at all, to meet our needs.

        We depend on our key customers and we do not have long-term contracts with these or any other customers.

        Our ten largest customers accounted for approximately 58.6% of net sales in fiscal 2002, 38.7% of net sales in fiscal 2001 and 47.9% in fiscal 2000. There is a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a small number of large companies for a significant portion of our net sales. In addition, as large semiconductor manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated. Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by large customers could have a significant impact on our cash flows.

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

        Our future success depends on international sales.

        Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 62.6% in fiscal 2002, 63.8% in fiscal 2001 and 58.0% in fiscal 2000. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

°     exposure to currency fluctuations and related derivatives used to hedge such fluctuations;

°     exposure of foreign accounts to foreign exchange translations;

°     political and economic instability, including terrorism;

°     unexpected changes in regulatory requirements in each of the countries outside the United States in which we operate;

°     tariffs and other market barriers in each of the countries outside the United States in which we operate;

°     potentially adverse tax consequences in each of the countries outside the United States in which we operate;

°     outbreaks of hostilities, particularly in Israel, Korea and Taiwan;

°     difficulties in managing foreign sales representatives and distributors in each of the countries outside the United States in which we operate; and

°     difficulties in staffing and managing foreign branch operations in each of the countries outside the United States in which we operate.

        A substantial portion of our international sales are denominated in U.S. Dollars. Therefore, if the U.S. Dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States. Such conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. Dollars.

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

        Historically, a substantial portion of our China, Japan and Taiwan sales have been made through independent sales representatives and distributors. We expect sales through independent sales representatives and distributors will represent a material portion of our sales in the future. In particular, all our sales in China and Taiwan and some sales in Japan will continue to be made through independent sales representatives and distributors. In some locations, our independent sales representatives also provide field service to our customers. The activities of these representatives are generally not within our control. A reduction in the sales or service efforts or financial viability of any of our independent sales representatives and distributors, or a deterioration or termination of any of our relationships with them, could harm our net sales, our financial results and our ability to support our customers.

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

        Variations in the length of our sales cycles could cause our net sales, and thus our business, financial condition, results of operations and cash flows, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate many of our products before committing to a purchase. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems. The length of time it takes us to make a sale depends upon many factors, including:

°     the efforts of our sales force and our independent sales representatives and distributors;

°     the complexity of the customer's fabrication processes;

°     the internal technical capabilities and sophistication of the customer; and

°     capital spending by our customers.

        Because of the number of factors influencing the sales cycle, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely in length. Our sales cycle typically ranges from one month to two years. Occasionally our sales cycle can be even longer, particularly with our international customers and new technologies. The subsequent build cycle, or the time it takes us to build a product to customer specifications after receiving an order, typically ranges from one to six months. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

        When a customer purchases one of our systems, that customer often evaluates the performance of the system for a lengthy period before considering the purchase of more systems. The number of additional products a customer may purchase from us, if any, often times depends on many factors, including a customer's capacity requirements. The period between a customer's initial purchase and subsequent purchases, if any, often varies from two to twelve months or longer, and variations in length of this period could cause further fluctuations in our business, financial condition, results of operations, cash flows, and possibly our stock price.

        Intense competition in the markets in which we operate may adversely affect our market share and reduce demand for our products.

        We face substantial competition from established competitors, some of which have:

°     greater financial, marketing, technical and other resources;

°     broader and integrated product lines;

°     more extensive customer support capabilities; and

°     larger sales organizations and customer bases.

        We may also face competition from new market entrants.

        We believe that our ability to compete successfully in the future depends on a number of factors, including:

°     system performance, quality and reliability;

°     cost of using our products;

°     ability to ship products in the time required;

°     timeliness and quality of technical support service;

°     our success in developing new and enhanced products; and

°     the price of our products compared to our competitors' products.

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

        In order to remain competitive, we must maintain a high level of investment in research and development, marketing and customer service while controlling operating expenses. There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. Such competitive pressures may necessitate significant price reductions by us or result in lost orders, which could harm our business, financial condition, results of operations and cash flows.

        Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These combinations may provide such competitors and potential competitors with a competitive advantage over us by enabling them to more rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers are relatively large companies that require global support and service for their semiconductor manufacturing equipment. Our larger competitors have more extensive infrastructures, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

        We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price, performance and/or cost of ownership features, or that new processes or technologies will not emerge that render our products less competitive or obsolete. As a result of the substantial investment required to integrate capital equipment into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, there is a tendency for the manufacturer to rely upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage for a protracted period of time with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment.

        There can be no assurance that we will be able to compete successfully in the future.

        If we deliver systems with defects, our credibility may be harmed, sales and market acceptance of our systems may decrease and we may incur liabilities associated with those defects.

        Our systems are complex and sometimes have contained errors, defects and software bugs when introduced. If we deliver systems with errors, defects or software bugs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or software bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to commercial and/or product liability as a result of lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our systems. Our product and commercial liability policy currently provides only limited coverage per claim. In the event of a successful product liability and/or commercial claim, we could be obligated to pay damages, which are not covered by that insurance or which are significantly in excess of our insurance limits.

        Rapid technological change could make our products and inventories obsolete or unmarketable for specific applications.

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

        Introductions of new products by us or our competitors could adversely affect sales of our existing products and cause these existing products and related inventories to become obsolete or unmarketable for specific purposes. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share. These effects of rapid technological change could harm our business, financial condition, results of operations and cash flows.

        Our electrochemical deposition products may become obsolete or technological changes may reduce or limit increases in equipment consumption.

        Our business is, to a large extent, affected by the adoption of our suite of electrochemical deposition tools, primarily for interconnects and wafer-level plating applications. Accordingly, our business would suffer if these products became obsolete or if sales of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological change in the design, manufacture, performance and application of ICs and these changes are expected to continue in the future. Therefore, one or more developments in the semiconductor industry may render our products obsolete or less important to the IC manufacturing process, including:

°     increased competition from new or existing competitors who produce electrochemical deposition equipment;

°     the adoption of a new process for fabricating interconnects on ICs; and

°     advances in deposition technology that make it possible to deposit metals, such as copper, gold or solder without our electrochemical deposition process.

        Failure of our products to gain market acceptance would adversely affect our financial condition and our ability to provide customer service and support.

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

        We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new products is subject to a wide variety of challenges during this development cycle, including start up delays, design defects and other matters that could delay the introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operations and cash flows.

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

        We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 154 U.S. patents, some with pending foreign counterparts, have 210 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We currently are involved in patent litigation which is described in Item 3, Legal Proceedings above. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others (other than as alleged by Novellus, Inc. and Tokyo Electron, Ltd., which is described in Item 3, Legal Proceedings above, further commercialization of our products could provoke claims of infringement from third parties.

        In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

        From time to time, we receive invitations to take a license to other parties' patents or to grant a license on our technology. We evaluate these potential transactions on an individual case-by-case basis. Offers to us to take a license that are rejected by us could lead to an offeror making a claim of infringement.

        Now and in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation, including the litigation in which we currently are engaged, could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

        Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

        In fiscal 2002, approximately 62.6% of our net sales was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, Japan, China and Korea. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advanced view of the contents of a patent application prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

        We manufacture substantially all of our equipment at a single facility and any prolonged disruption in the operations of that facility could have a material adverse effect on our net sales.

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

        We have experienced periods of rapid growth and decline in operating levels, and if we are not able to successfully manage these significant fluctuations, our business, financial condition and results of operations could be significantly harmed.

        We have experienced periods of significant growth and decline in net sales. Our net sales increased 7.1% from approximately $239.4 million for fiscal year 2000 to approximately $256.5 million for fiscal year 2001 and then declined 51.8% to $123.7 million in fiscal 2002. In addition, our consolidated orders backlog decreased 28.9% from approximately $38.8 million at September 30, 2001 to $27.6 million at September 30, 2002. If we are unable to effectively manage periods of rapid sales growth or decline, our business, financial condition, results of operations and cash flows could be significantly harmed.

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

        The stock market in general, and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our common stock price could decline regardless of our actual operating performance and investors could lose a substantial part of their investments. The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

°     variations in our operating results;

°     announcements by us or our competitors of significant contracts or acquisitions;

°     our failure to meet management guidance on financial performance or the performance estimates of securities analysts;

°     changes in financial estimates of our net sales and operating results by management or securities analysts;

°     stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

°     general stock market conditions.

        We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.

        In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Securities litigation could result in substantial costs and divert our management's attention and resources, which could cause harm to our business, financial condition, results of operations and cash flows.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations will cease, and intangible assets that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company is required to adopt SFAS 142 in fiscal 2003. We do not expect the adoption of SFAS 141 and 142 to have a significant impact on our financial position, results of operations and cash flows as we do not have any goodwill.

        In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will be required to adopt this statement on October 1, 2003. We do not expect the adoption of this statement to have a significant impact on its results of operations, financial position and cash flows.

        In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. We adopted this statement on October 1, 2002. The adoption of this statement had no impact on our results of operations, financial position and cash flows.

        In June 2002, the FASB issued SFAS No. 146, "According for Exit or Disposal Activities" or SFAS 146. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force or ETIF set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) "ETIF 94-3". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. However, in accordance with the transition provisions of SFAS 146, we adopted this pronouncement effective October 1, 2002. Although the timing of the liability recognition for new restructuring initiatives will change from the commitment date to the date the liability is incurred, we do not expect any material impacts on our financial condition or results of operations. This statement has no effect on our previously announced restructuring initiatives.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

        Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

        As of September 30, 2002, we had approximately $3.3 million in long-term debt and approximately $51,000 in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. We believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

        All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2002, we held a forward contract to sell Japanese Yen with a face value of $387,000, a market value of $377,000 and an unrealized gain of approximately $10,000. However, the impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and 2001
(Amounts in Thousands, Except Share Amounts)

                                                       ASSETS
                                                                                    2002            2001
                                                                                 -----------     -----------
Current assets:
   Cash and cash equivalents                                                     $    34,265     $    39,890
   Marketable securities                                                               6,575           6,947
   Trade receivables, less allowance for doubtful accounts
      of $394 and $289 in 2002 and 2001                                               33,908          51,578
   Inventories                                                                        47,085          52,914
   Income tax refund receivable                                                       12,650           1,002
   Prepaid expenses and other current assets                                           1,804           2,936
   Deferred income taxes                                                              11,713          12,030
                                                                                 -----------     -----------
         Total current assets                                                        148,000         167,297
Property, plant and equipment, net                                                    29,310          27,555
Intangibles, less accumulated amortization of $753 and  $561 in 2002 and 2001          6,067           4,708
Other assets, net                                                                        286             530
                                                                                 -----------     -----------
         Total assets                                                            $   183,663     $   200,090
                                                                                 ===========     ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank and other short-term debt                                $        51     $       839
   Accounts payable                                                                   15,894          10,973
   Accrued commissions                                                                 3,323           3,142
   Accrued warranty and installation                                                   6,186           9,162
   Accrued payroll and related benefits                                                5,944           6,070
   Income taxes payable                                                                  179           2,643
   Other accrued liabilities                                                           1,618           2,595
   Customer advances                                                                   3,037           3,079
   Deferred profit                                                                    20,387          21,711
   Long-term debt and capital leases, due within one year                                384             353
                                                                                 -----------       ---------
      Total current liabilities                                                       57,003          60,567
Long-term debt and capital leases, due after one year                                  2,912           3,265
Deferred income taxes                                                                  2,326           3,059
                                                                                 -----------     -----------
Total liabilities                                                                     62,241          66,891
                                                                                 -----------     -----------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, no
      shares issued and outstanding                                                       --              --
   Common stock, no par value, 75,000,000 shares authorized,
      28,427,677 and 28,380,117 shares issued and outstanding in 2002 and 2001        47,376          45,181
   Retained earnings                                                                  74,810          89,048
   Accumulated other comprehensive loss                                                 (764)         (1,030)
                                                                                 -----------     -----------
Total shareholders' equity                                                           121,422         133,199
                                                                                 -----------     -----------

Total liabilities and shareholders' equity                                       $   183,663     $   200,090
                                                                                 ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2002, 2001 and 2000
(Amounts in Thousands, Except Per Share Amounts)

                                                                            2002           2001           2000
                                                                         -----------    -----------    -----------

Net sales                                                                $   123,687    $   256,467    $   239,447
Cost of sales                                                                 64,604        128,375        112,746
                                                                         -----------    -----------    -----------

Gross profit                                                                  59,083        128,092        126,701
                                                                         -----------    -----------    -----------

Operating expenses:
    Selling, general and administrative                                       60,454         68,051         66,588
    Research and development                                                  23,092         27,532         23,444
                                                                         -----------    -----------    -----------
Total operating expenses                                                      83,546         95,583         90,032
                                                                         -----------    -----------    -----------

Income (loss) from operations                                                (24,463)        32,509         36,669
                                                                         -----------    -----------    -----------

Other income (expense):
    Interest income                                                              943          1,106             63
    Interest expense                                                            (205)          (802)        (1,063)
    Other, net                                                                   760          2,551            251
                                                                         -----------    -----------    -----------
Total other income (expense)                                                   1,498          2,855           (749)
                                                                         -----------    -----------    -----------

Gain on sale of subsidiary                                                        --         31,054             --
                                                                         -----------    -----------    -----------

Income (loss) before income taxes and cumulative
    effect of change in accounting principle                                 (22,965)        66,418         35,920
    Income tax provision (benefit)                                            (8,727)        23,160         11,494
                                                                         -----------    -----------    -----------

Net income (loss) before cumulative effect of change
    in accounting principle                                                  (14,238)        43,258         24,426
                                                                         -----------    -----------    -----------

Cumulative effect of change in accounting
    principle, net of tax                                                         --        (17,645)            --
                                                                         -----------    -----------    -----------

Net income (loss)                                                        $   (14,238)   $    25,613    $    24,426
                                                                         ===========    ===========    ===========

Earnings (loss) per share:
Basic
    Income (loss) before cumulative effect of change in
       accounting principle                                              $     (0.50)   $      1.52    $      0.87
    Cumulative effect of change in accounting principle,
       net of tax                                                                 --          (0.62)            --
                                                                         -----------    -----------    -----------
    Basic net income (loss) per share                                    $     (0.50)   $      0.90    $      0.87
                                                                         ===========    ===========    ===========

Diluted
    Income (loss) before cumulative effect of change in
       accounting principle                                              $     (0.50)   $      1.50    $      0.85
    Cumulative effect of change in accounting principle,
       net of tax                                                                 --          (0.61)            --
                                                                         -----------    -----------    -----------
    Diluted net income (loss) per share                                  $     (0.50)   $      0.89    $      0.85
                                                                         ===========    ===========    ===========

Weighted average common shares:
Basic                                                                         28,410         28,333         28,062
Diluted                                                                       28,410         28,769         28,783

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2002, 2001 and 2000
(Amounts in Thousands)

                                                         Common Stock
                                                  -------------------------
                                                                                                   Accumulated
                                                    Number                                            Other
                                                      of                          Retained        Comprehensive
                                                    Shares         Amount         Earnings        Income (Loss)        Total
                                                  ----------------------------------------------------------------------------

Balance September 30, 1999                            27,629     $   41,464     $   39,009          $      552      $   81,025
     Net income                                           --             --         24,426                  --          24,426
     Exercise of stock options                           678          3,138             --                  --           3,138
     Income tax effect of nonqualified
         stock options                                    --             19             --                  --              19
     Other comprehensive income                           --             --             --                  24              24
                                                  ----------     ----------     ----------          ----------      ----------

Balance September 30, 2000                            28,307         44,621         63,435                 576         108,632
     Net income                                           --             --         25,613                  --          25,613
     Exercise of stock options                            73            560             --                  --             560
     Other comprehensive loss                             --             --             --              (1,606)         (1,606)
                                                  ----------     ----------     ----------          ----------      ----------

Balance September 30, 2001                            28,380         45,181         89,048              (1,030)        133,199
     Net loss                                             --             --        (14,238)                --          (14,238)
     Exercise of stock options                            48            255             --                  --             255
     Income tax effect of nonqualified
         stock options                                    --          1,940             --                  --           1,940
     Other comprehensive income                           --             --             --                 266             266
                                                  ----------     ----------     ----------          ----------      ----------

Balance September 30, 2002                            28,428     $   47,376     $   74,810          $     (764)     $  121,422
                                                  ==========     ==========     ==========          ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2002, 2001 and 2000
(Amounts in Thousands)

                                                                                 2002         2001         2000
                                                                               ---------    ---------    ---------

Operating activities:
  Net income (loss)                                                            $ (14,238)   $  25,613    $  24,426
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Cumulative effect of accounting change, net of tax                              --       17,645           --
      (Gain) loss on sale of marketable securities                                  (318)          --           --
      (Gain) loss on disposition of assets                                         1,243      (32,983)         291
      Depreciation and amortization                                                9,073        7,752        7,912
      Deferred income taxes                                                         (777)      (3,213)      (1,580)
      Income tax effect of nonqualified stock options exercised                    1,940           --           19
      Change in:
        Trade receivables                                                         17,453       20,350      (39,391)
        Inventories                                                                  694       13,004      (31,603)
        Income tax refund receivable                                             (11,648)          53        2,889
        Prepaid expenses and other current assets                                  1,119         (849)         363
        Other assets, net                                                            238          (66)        (192)
        Accounts payable                                                           4,899      (15,812)      13,860
        Accrued commissions                                                          181        1,126        1,505
        Accrued warranty and installation                                         (2,971)      (4,429)       4,658
        Accrued payroll and related benefits                                        (118)      (1,658)       4,465
        Other accrued liabilities                                                   (963)          43       (1,280)
        Customer advances                                                            (42)       2,311          819
        Deferred profit, net of cumulative effect of accounting change in 2001    (1,322)       4,066           --
        Income taxes payable                                                      (2,460)      (6,060)       8,721
                                                                               ---------    ---------    ---------
          Net cash provided by (used in) operating
          activities                                                               1,983       26,893       (4,118)
                                                                               ---------    ---------    ---------

Investing activities:
  Purchases of marketable securities                                             (21,452)      (5,000)          --
  Proceeds from sale and maturities of marketable securities                      23,104           --           --
  Purchases of property, plant and equipment                                      (7,024)      (4,526)      (5,392)
  Increases in intangible assets                                                  (1,722)      (1,906)      (1,736)
  Proceeds from sale of subsidiary                                                    --       33,333           --
  Proceeds from sale of property, plant and equipment                                384        4,693           99
                                                                               ---------    ---------    ---------
          Net cash provided by (used in) investing
          activities                                                              (6,710)      26,594       (7,029)
                                                                               ---------    ---------    ---------

Financing activities:
  Proceeds from exercise of stock options                                            255          560        3,138
  Borrowings under line of credit and short-term debt                                386       54,307      114,113
  Repayments under line of credit and short-term debt                             (1,165)     (74,730)    (103,772)
  Repayments of long-term debt and capital leases                                   (317)        (340)        (405)
                                                                               ---------    ---------    ---------
          Net cash provided by (used in) financing
          activities                                                                (841)     (20,203)      13,074
                                                                               ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                         (57)        (105)          (5)
                                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                              (5,625)      33,179        1,922
Cash and cash equivalents at beginning of year                                    39,890        6,711        4,789
                                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year                                       $  34,265    $  39,890    $   6,711
                                                                               =========    =========    =========
SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2002, 2001 and 2000
(Amounts in Thousands)

                                                                                  2002         2001         2000
                                                                               ---------    ---------    ---------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest                                                                  $     227    $     902     $  1,242
     Income taxes                                                                  4,100       24,116        1,675

Supplemental disclosures of non-cash financing and
  investing activity:
     Inventory transferred to equipment                                        $   5,081    $   4,793     $    774
     Assets acquired by incurring debt and capital leases                             --           --          107
     Marketable securities acquired with the sale of wholly-owned
        subsidiary, Semy Engineering, Inc.                                            --        2,893           --

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30, 2002, 2001 and 2000
(Amounts in Thousands)

                                                                          2002           2001           2000
                                                                       -----------    -----------    -----------

Net income (loss)                                                      $   (14,238)   $    25,613    $    24,426
Net income (loss) on cash flow hedge instruments, net of tax                    53            (47)            --
Unrealized gain (loss) on available-for-sale securities, net of tax            603           (588)            --
Foreign currency translation adjustment                                       (390)          (971)            24
                                                                       -----------    -----------    -----------
  Total comprehensive income (loss)                                    $   (13,972)   $    24,007    $    24,450
                                                                       ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool) designs, manufactures, markets and supports single-wafer and multi-wafer batch wet chemical processing equipment for use in the fabrication of semiconductor devices. The Company's primary suites of tools include electrochemical deposition systems for electroplating copper, gold, solder and other metals; cleaning, stripping and etching systems; and wafer container cleaning tools. The Company's equipment is utilized in semiconductor fabrication front-end and back-end processes, including wafer level packaging.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of ninety days or less to be cash equivalents.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with the provision of the Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss) (“OCI”). Realized gains and losses and declines in value of securities judged to be other than temporary are included in earnings.

Derivatives

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures. The Company uses cash flow hedge accounting in accordance with SFAS 133 to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of OCI and reported in earnings during the period in which hedge accounting no longer applies. At maturity or termination the gain or loss on the derivative is calculated and reported in earnings.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the fiscal year ended September 30, 2002, the amount transferred from OCI to Other income (expense), was not material. We estimate that all $4,600 of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in earnings when the cash flow hedge ceases.

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS 133, had an impact on earnings of ($3,275) for the fiscal year ended September 30, 2002. Two cash flow hedges were discontinued during the fiscal year ended September 30, 2002.

Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. The Company periodically reviews its inventories to identify slow moving and obsolete inventories and to record such inventories at net realizable values. It is reasonably possible that the Company’s estimates of net realizable values could change in the near term due to technological and other changes.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

Intangible Assets

Intangible assets include legal costs associated with obtaining patents and the cost of internally developed software for sale to our customers.

Costs incurred for internally developed software products and enhancements after technological feasibility and marketability have been established for the related product are capitalized and are stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining economic life of the product, estimated at three years. No software costs were capitalized in fiscal 2002, 2001, and 2000. Amortization of such costs in fiscals 2002, 2001 and 2000 were zero, $255,000 and $927,000 respectively. No capitalized software remained on the balance sheet as of September 30, 2002 and 2001.

The cost of patents is amortized on a straight-line basis over the lesser of the legal life of the patent or the estimated product life.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued staff accounting bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sale of existing products to new customer environments are not recognized until acceptance. Whereas, sales of existing products into existing customer environments are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer.

As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million (after reduction for income taxes of $8.7 million), or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The results for the first three quarters of fiscal year ended September 30, 2001 have been restated in accordance with SAB 101. Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for the periods before October 1, 2000. The change in revenue recognition does not affect the Company’s cash flow.

For fiscal 2000, the Company’s revenue recognition policy was to recognize revenue at the time of shipment (passage of title) to the customer. Customer service contract revenue was recognized ratably over the life of the contract.

Software revenue from the our wholly-owned subsidiary, Semy Engineering, Inc. was recognized when there was persuasive evidence of an arrangement, the software had been delivered, the price was fixed and determinable, and collectibility was probable in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition.” We disposed of our software subsidiary in February 2001.

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

Foreign Currency

The functional currency for most of the Company’s foreign subsidiaries is the U.S. Dollar. For these foreign operations, realized gains and losses from foreign currency transactions and unrealized gains and losses from re-measurement of the financial statements of the foreign operations into the functional currency are included in the consolidated statements of operations.

Semitool Japan KK, has the Yen as its functional currency and invoices its customers in Yen. Gains of $5,000, $203,000 and $673,000 in 2002, 2001 and 2000 are included in Other income (expense) in the Consolidated Statements of Operations and unrealized gains and losses from remeasurement of the financial statements are reflected as a component of Comprehensive income (loss).

Research and Development Costs

Costs of research and development are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares, except when they are antidilutive. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 1,396,235, 119,700 and 35,000 in fiscal 2002, 2001 and 2000, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended September 30, 2002, 2001 and 2000 (in thousands):

                                                         2002        2001        2000
Numerator:
  Net income (loss) used for basic and diluted
  earnings (loss) per share                            $ (14,238)  $  25,613   $  24,426
                                                       =========   =========   =========

Denominator:
  Average common shares used for basic
  earnings (loss) per share                               28,410      28,333      28,062
  Effects of dilutive stock options                           --         436         721
                                                       ---------   ---------   ---------

Denominator for diluted earnings (loss) per share         28,410      28,769      28,783
                                                       =========   =========   =========

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations will cease, and intangible assets that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company is required to adopt SFAS 142 in fiscal 2003. The Company does not expect the adoption of SFAS 141 and 142 to have a significant impact on its financial position, results of operations and cash flows as we do not have any goodwill.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement on October 1, 2003. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position and cash flows.

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, “Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company adopted this statement on October 1, 2002. The adoption of this statement had no impact on its results of operations, financial position and cash flows.

In June 2002, the FASB issued SFAS No. 146, “According for Exit or Disposal Activities” (“SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force or ETIF set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” ETIF 94-3. The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. However, in accordance with the transition provisions of SFAS 146, the Company will adopt this pronouncement effective October 1, 2002. Although the timing of the liability recognition for new restructuring initiatives will change from the commitment date to the date the liability is incurred, the Company does not expect any material impacts on its financial condition or results of operations. This statement has no effect on the Company’s previously announced restructuring initiatives.

Reclassifications

Certain 2000 and 2001 financial statement amounts have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income (loss), cash flows or retained earnings as previously reported.

2.     Securities Available-For-Sale

Securities available-for-sale consist of the following (in thousands):

                                                            Gross           Gross
                                        Amortized      Unrealized      Unrealized          Market
                                             Cost            Gain            Loss           Value

September 30, 2002
   U.S. government agencies           $     5,370     $        16     $        --     $     5,386
   U.S. corporate obligations               3,387              --              --           3,387
   Other                                    4,453              --              --           4,453
                                      -----------     -----------     -----------     -----------
                                      $    13,210     $        16     $        --     $    13,226
                                      ===========     ===========     ===========     ===========

September 30, 2001
   U.S. government agencies           $        --     $        --     $        --     $        --
   U.S. corporate obligations                  --              --              --              --
   Other                                    7,893     $     2,166     $     3,112     $     6,947
                                      -----------     -----------     -----------     -----------
                                      $     7,893     $     2,166     $     3,112     $     6,947
                                      ===========     ===========     ===========     ===========

Cash and cash equivalents included investments in debt and other securities of $6.7 million at September 30, 2002.

Contractual maturities of short-term investments at September 30, 2002 are all due in less than one year. Gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2002 and 2001. We did not have short-term investments in fiscal 2000. Semitool manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements.

3.     Inventories:

Inventories at September 30, 2002 and 2001 are summarized as follows (in thousands):

                                        2002          2001

   Parts and raw materials           $   22,740    $   29,370
   Work-in-process                       20,213        16,431
   Finished goods                         4,132         7,113
                                     ----------    ----------

                                     $   47,085    $   52,914
                                     ==========    ==========

4.     Property, Plant and Equipment:

Property, plant and equipment at September 30, 2002 and 2001 is summarized as follows (in thousands):

                                                          2002         2001

   Buildings and improvements                          $   17,814   $   15,950
   Machinery and equipment                                 27,934       31,012
   Furniture, fixtures and leasehold improvements           9,736       11,077
   Vehicles and aircraft                                    6,214        6,128
                                                       ----------   ----------
                                                           61,698       64,167
   Less accumulated depreciation and amortization         (35,860)     (38,548)
                                                       ----------   ----------
                                                           25,838       25,619
   Land and land improvements                               3,472        1,936
                                                       ----------   ----------

                                                       $   29,310   $   27,555
                                                       ==========   ==========

Equipment under capital leases and accumulated amortization thereon were approximately $666,000 and $425,000 as of September 30, 2002, and approximately $545,000 and $264,000, as of September 30, 2001.

5.     Quarterly Financial Data (Unaudited):

                                                                 Year Ended September 30, 2002
                                                        First         Second         Third       Fourth
                                                       Quarter        Quarter       Quarter      Quarter
                                                     -----------   -----------   -----------   -----------

   Net sales                                         $    26,754   $    31,323   $    28,384   $    37,226
   Gross profit                                      $    12,445   $    14,962   $    14,274   $    17,402
   Net loss                                          $    (3,702)  $    (4,101)  $    (3,543)  $    (2,892)
   Net loss per basic share                          $     (0.13)  $     (0.14)  $     (0.13)  $     (0.10)
   Net loss per diluted share                        $     (0.13)  $     (0.14)  $     (0.13)  $     (0.10)
   Shared used in basic per share calculations            28,386        28,407        28,421        28,428
   Shared used in diluted per share calculations          28,386        28,407        28,421        28,428

As noted in Note 1, the Company changed its method of accounting for revenue recognition, as a result of implementing SAB 101. This change resulted in a cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million (after reduction for income taxes of $8.7 million), or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The results for the first three quarters of fiscal year ended September 30, 2001 have been restated in accordance with SAB 101. Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for the periods before October 1, 2000. The change in revenue recognition does not affect the Company’s cash flow.

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

Net Sales
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
   As previously reported in first three quarters and as
     reported in fourth quarter                              $      0.31   $      0.97   $      0.12   $      0.03
   Effect of change in accounting principle                  $     (0.07)  $      0.10   $      0.07   $        --
                                                             -----------   -----------   -----------   -----------
   As restated in first three quarters and as reported
     in fourth quarter                                       $      0.24   $      1.07   $      0.19   $      0.03
   Cumulative effect of change in accounting principle       $     (0.62)  $        --   $        --   $        --
                                                             -----------   -----------   -----------   -----------
   Earnings (loss) per share after cumulative effect of
     change in accounting principle                          $     (0.38)  $      1.07   $      0.19   $      0.03
                                                             ===========   ===========   ===========   ===========

Net Income (loss) per diluted Share:
Earnings per share before cumulative effect of change in
accounting principle
   As previously reported in first three quarters and as
     reported in fourth quarter                              $      0.30   $      0.96   $      0.12   $      0.03
   Effect of change in accounting principle                  $     (0.06)  $      0.09   $      0.07   $        --
                                                             -----------   -----------   -----------   -----------
   As restated in first three quarters and as reported
     in fourth quarter                                       $      0.24   $      1.05   $      0.19   $      0.03
   Cumulative effect of change in accounting principle       $     (0.61)  $        --   $        --   $        --
                                                             -----------   -----------   -----------   -----------
   Earnings (loss) per share after cumulative effect of
     change in accounting principle                          $     (0.37)  $      1.05   $      0.19   $      0.03
                                                             ===========   ===========   ===========   ===========

   Shares used in basic per share calculations                    28,314        28,322        28,356        28,374
   Shares used in diluted per share calculations                  28,747        28,737        28,760        28,849

6.     Long-Term Debt and Capital Leases:

  Long-term debt and capital leases at September 30, 2002 are summarized as follows (in thousands):

     Mortgage term note payable in monthly installments of
        $23 including interest at a blended rate of 5.5%, maturing on
        September 1, 2014. (A)                                                              $    2,359
     Mortgage term note payable to First Union National Bank in monthly installments of $6, including interest at 7.5% until
        March 30, 2005 and thereafter at the Bank's national commercial
        rate plus 1.0% per annum, maturing on March 30, 2008. (B)                                  347
     Mortgage term note payable to the Pennsylvania Industrial
        Development Authority (PIDA) in monthly installments of $6,
        including interest at 4.25%, maturing on December 1, 2008. (B)                             373
     Capitalized lease obligation payable in monthly installments of
        779 Yen (US $7), including interest at 3.2% and property taxes at
        1.4%, maturing on April 1, 2004.  Collateralized by equipment.                             117
     Capitalized lease obligation payable in monthly installments of
        215 Yen (US $2), including interest at 2.2% and property taxes at
        1.4%, maturing on November 1, 2003.  Collateralized by equipment.                           24
     Capitalized lease obligation payable in monthly installments of
        214 Yen (US $2), including interest at 3.0% and property taxes at
        1.4%, maturing on September 1, 2004.  Collateralized by equipment.                          41
     Capitalized lease obligation payable in monthly installments of
        2 Singapore Dollars (US $1) including interest at 7% maturing on March 4, 2005.
        Collateralized by equipment.                                                                35
                                                                                            ----------
                                                                                                 3,296
     Less current portion                                                                          384
                                                                                            ----------
                                                                                            $    2,912
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

(B)The mortgage term note payable to First Union National Bank is collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. The mortgage term note payable to PIDA is collateralized by a second lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and is subordinate only to the mortgage, between Rhetech, Inc. and First Union National Bank. The net book value of assets pledged under the agreements was $1.9 million at September 30, 2002.

Principal maturities for long-term debt and capital leases at September 30, 2002, are summarized as follows (in thousands):

           Year Ending                                Notes                Capital
          September 30,                              Payable               Leases
          --------------------------------------------------------------------------

              2003                               $       256          $       134
              2004                                       271                   85
              2005                                       286                    6
              2006                                       303                   --
              2007                                       321                   --
         Thereafter                                    1,642                   --
         Less interest and property taxes                 --                   (8)
                                                 -----------          -----------
                                                 $     3,079          $       217
                                                 ===========          ===========

7.     Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan, which are determined annually by the Board of Directors. Total profit sharing contribution cost for this plan was approximately $669,000, $1.2 million, and $1.1 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan with a United Kingdom insurance company as Trustee. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2002, 2001 and 2000 approximated $43,000, $39,000, and $48,000, respectively.

The Company’s other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). A total of 1,800,000 shares of common stock were reserved for issuance under the Option Plan. In 1997, 1998 and 1999, the Option Plan was amended to increase the number of shares of common stock available for issuance thereunder by 400,000 shares per amendment for a total increase of 1,200,000. In 2001, the Option Plan was further amended for an additional 300,000 shares. The total shares reserved for the Option Plan is 3,300,000 at September 30, 2002. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004 unless terminated earlier at the discretion of the Board of Directors. At September 30, 2002, 658,462 shares were available for future issuance under the Option Plan. Options are granted at an exercise price equal to the market price of the common stock and no compensation expense has been recognized in 2002, 2001 or 2000 under the Option Plan. Options granted generally have a ten-year term.

The following summary shows stock option activity for the three years ended September 30, 2002:

                                                                 Weighted-
                                                                   Average
                                          Number of         Exercise Price
Stock Option Activity                        Shares              per Share
---------------------------       -----------------      -----------------

September 30, 1999                        1,778,900                  $5.10
Granted                                     443,500                  $8.82
Exercised                                  (677,504)                 $4.63
Forfeited                                  (439,811)                 $5.00
                                  -----------------      -----------------

September 30, 2000                        1,105,085                  $6.81
Granted                                     296,550                  $9.20
Exercised                                   (73,617)                 $7.62
Forfeited                                  (111,773)                 $7.47
                                  -----------------      -----------------

September 30, 2001                        1,216,245                  $7.38
Granted                                     260,500                  $8.75
Exercised                                   (47,560)                 $5.36
Forfeited                                   (32,950)                $10.26
                                  ------------------     -----------------

September 30, 2002                        1,396,235                  $7.64
                                  =================      =================

The following tables summarize information about stock options outstanding at September 30, 2002:

                                             Options Outstanding
                           -----------------------------------------------------
                                                        Weighted-
                                                          Average      Weighted-
                                                        Remaining        Average
                                         Number       Contractual       Exercise
Range of                         Outstanding at              Life          Price
Exercise Prices              September 30, 2002        (in years)      per Share
---------------------      --------------------   ---------------   ------------

  $3.19   -  $4.72                      157,950               4.5          $3.97
  $4.88   -  $7.31                      630,385               6.1          $6.46
  $7.45  -  $11.13                      484,800               8.5          $8.95
 $11.19  -  $15.88                      107,600               7.7         $12.43
 $17.88  -  $19.25                       15,500               5.5         $18.77
                           --------------------   ---------------   ------------

                                      1,396,235               6.9          $7.64
                           ====================   ===============   ============

                                             Options Exercisable
                           -----------------------------------------------------
                                                        Weighted-
                                                          Average      Weighted-
                                                        Remaining        Average
                                         Number       Contractual       Exercise
Range of                         Exercisable at              Life          Price
Exercise Prices              September 30, 2002        (in years)      per Share
---------------------      --------------------   ---------------  -------------

  $3.19   -  $4.72                      130,050               4.5          $3.97
  $4.88   -  $7.31                      456,410               6.1          $6.31
  $7.45  -  $11.13                      135,906               8.5          $8.91
 $11.19  -  $15.88                       54,020               7.7         $12.85
 $17.88  -  $19.25                        9,725               5.5         $18.59
                           --------------------   ---------------   ------------

                                        786,111               6.9          $6.97
                           ====================   ===============   ============

The number and weighted-average exercise prices of options exercisable at September 30, 2002, 2001 and 2000 are summarized as follows:

                                                  2002         2001         2000

Number exercisable                              786,111      585,467      422,235

Weighted-average exercise price per share         $6.97        $6.52        $5.83

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $1,940,000 and $19,000 in 2002 and 2000 respectively, which has been recorded as additional capital.

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

                                                2002         2001         2000
Net income (loss):
   As reported                              $  (14,238)   $   25,613   $   24,426
   Pro forma                                $  (15,097)   $   24,735   $   23,844

Diluted earnings (loss) per share:
   As reported                              $    (0.50)   $     0.89   $     0.85
   Pro forma                                $    (0.53)   $     0.86   $     0.83

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 77.0%, 80.0% and 76.0%; risk-free interest rates of 4.0%, 5.1% and 6.4%; and expected lives of 4.7, 4.8 and 4.6 years. The weighted-average fair value of stock options granted during the years ended September 30, 2002, 2001 and 2000, was $5.56, $6.08 and $5.69, respectively.

8.     Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2002, 2001 and 2000 consists of the following (in thousands):

                                          2002           2001         2000
         Federal:
              Current                  $  (9,378)    $  17,735     $   9,181
              Deferred                     1,468         1,243        (1,799)
         State:
              Current                     (1,372)        1,198         2,184
              Deferred                        26            95           219
         Foreign:
              Current                      2,439           809         1,709
              Deferred                    (1,910)        2,080            --
                                       ---------     ---------     ---------
                                       $  (8,727)    $  23,160     $  11,494
                                       =========     =========     =========

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2002, 2001 and 2000 are as follows (in thousands):

                                    2002            2001           2000

         Domestic                $   (24,965)   $    52,094    $    31,162
         Foreign                       2,000         14,324          4,758
                                 -----------    -----------    -----------
                                 $   (22,965)   $    66,418    $    35,920
                                 ===========    ===========    ===========

The components of the deferred tax assets and liabilities as of September 30, 2002 and 2001are as follows (in thousands):

                                                   2002              2001
   Deferred tax assets:
        Accrued warranty and installation        $   1,569         $  2,961
        Net operating loss carryforwards                --              528
        Deferred revenue                             5,035            6,428
        Other accrued liabilities                    1,393            1,052
        Inventory                                    3,613            1,229
        Other                                          103              360
                                                 ---------        ---------
   Total deferred tax assets                        11,713           12,558
   Less valuation allowance                             --             (528)
                                                 ---------        ---------
   Deferred tax assets                              11,713           12,030
                                                 ---------        ---------

   Deferred tax liabilities:
        Depreciation and amortization               (2,326)          (1,641)
        Revenue recognition and other                   --           (1,418)
                                                 ---------        ---------
   Total deferred tax liabilities                   (2,326)          (3,059)
                                                 ---------        ---------
   Net deferred tax asset                        $   9,387        $   8,971
                                                 =========        =========

The Company has established a valuation allowance of zero at September 30, 2002 and $528,000 at September 30, 2001 to reduce the deferred tax asset related to the net operating loss carryforwards in its Japanese and Asian subsidiaries.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, was approximately $6.6 million at September 30, 2002. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2002, 2001 and 2000 are as follows (in thousands):

                                                                2002         2001         2000

      Amount computed using the statutory rate               $   (8,038)  $   23,247   $   12,572
      Increase (decrease) in taxes resulting from:
      State taxes, net of federal benefit                          (875)       1,962        1,562
      Effect of foreign taxes                                       460       (1,269)         (71)
      Research and experimentation credit                          (761)        (941)        (775)
      Meals and entertainment and other permanent items             133       (1,306)      (1,546)
      (Decrease) in valuation allowance                            (528)         (89)        (330)
      Other, net                                                    882        1,556           82
                                                             ----------   ----------   ----------
                                                             $   (8,727)  $   23,160   $   11,494
                                                             ==========   ==========   ==========

9.     Related Party Transactions:

Semitool has agreements with Mr. Raymon F. Thompson, the Company’s chairman, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,600,000, $2,127,000 and $684,000 for the years ended September 30, 2002, 2001 and 2000, respectively. The rental rate for fiscal 2003 will be approximately $175,000 per month for both the aircraft and the hangar; the lease terms are month-to-month.

10.     Commitments and Contingencies:

The Company has various operating lease agreements for equipment and office space that expire through the year 2006. Total rent expense for the years ended September 30, 2002, 2001, and 2000, exclusive of amounts paid to a related party as described in Note 9, was approximately $2.4 million, $1.8 million, and $1.6 million, respectively. At September 30, 2002, future rental payments under these agreements are as follows (in thousands):

                 Year Ending
                September 30,                 Total
                -------------               --------

                  2003                      $  1,121
                  2004                           600
                  2005                           250
                  2006                           167
                  2007                           153
                  Thereafter                      --
                                            --------
                                            $  2,291
                                            ========

On January 16, 2002, we filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc. (collectively, “TEL”), in the United States District Court for the Northern District of California. The suit alleges infringement of our U.S. Patent relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition, the defendants have asserted counterclaims alleging our infringement of two patents. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Trial is scheduled for April 2004.

In June 2001, we filed separate suits against Applied Materials, Inc., Novellus Systems, Inc. (“Novellus”) and Ebara Corporation and Ebara Technologies, Inc. The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool’s U.S. Patent “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has asserted counterclaims alleging infringement of three of their patents. The counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Trial is scheduled for February 2004.

In August 1998, we filed suit against Novellus in the United States District Court for the Northern District of California, alleging infringement of two of our patents relating to single substrate processing tools used in electrochemical deposition of copper onto semiconductor wafers. After an appeal to the Supreme Court which remanded the case for further review, the Court of Appeals confirmed their dismissal of our case. We believe the final disposition of this case will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

11.     Shareholders' Equity:

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

12.     Financial Instruments and Certain Concentrations:

The Company has estimated the fair value of its financial instruments including cash and cash equivalents, note payable to bank and long-term debt. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates are not necessarily indicative of what the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2002 and 2001 for which it is practicable to estimate that value:

Cash and Cash Equivalents - The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Marketable Securities - Marketable securities are marked-to-market at September 30, 2002 to approximate fair value.

Note Payable to Bank and Other Short-term Debt - The carrying value of the note payable to bank and other short-term debt approximates fair value due to the fact that the instruments bear a negotiated variable interest rate.

Long-Term Debt - The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 4.8% and 6.0% at September 30, 2002 and 2001 which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2002 and 2001, consisted of the following (in thousands):

                                                              2002                        2001
                                                     Carrying       Fair          Carrying       Fair
                                                      Amount        Value          Amount        Value
                                                    ----------------------      ----------------------
   Cash and cash equivalents                        $ 34,265     $  34,265      $  39,890    $  39,890
   Marketable securities                               6,575         6,575          6,947        6,947
   Note payable to bank and other short-term debt         51            51            839          839
   Long-term debt                                      3,079         3,191          3,321        3,249

At September 30, 2002 and 2001, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $20.3 million and $34.9 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

13.     Segments, Geographic Location and Major Customers:

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

Prior to the sale of the Company’s Software Control Systems segment, the Company’s reportable segments had been determined based on the nature of its operations, products offered to customers and information used by the chief operating decision maker as defined by SFAS 131. The Company’s two reportable segments were Semiconductor Equipment and Software Control Systems.

The Semiconductor Equipment segment’s primary products perform cleaning and electroplating processes. The Software Control Systems segment’s primary products were designed to provide advance process control and operational data reporting for most of the front-end process equipment in a fab. The Semiconductor Equipment’s product offerings qualified for aggregation under SFAS 131 as the products were manufactured and distributed in the same manner, had similar economic characteristics and were sold to the same customer base.

The accounting policies of the segments were the same as those described in the “Summary of Significant Accounting Policies” note. Segment operating results were measured based on income (loss) from operations. Internal sales were based on internal transfer prices. Internal sales reflected sales of products from the Software Control Systems segment to the Semiconductor Equipment segment. Segment assets consisted of assets that are identified to reportable segments.

One customer accounted for over 10% of net sales in each of fiscal 2002 and 2000. Advanced Micro Devices accounted for 21.2% of our net sales in fiscal 2002 and Motorola accounted for 10.4% of our net sales in fiscal 2000. No customer accounted for over 10% of net sales in fiscal 2001.

Financial information by operating segment for 2000 is summarized as follows (amounts in thousands):

                                                                       Total
                               Equipment          Software           Software
                                Segment            Segment            Segment      Eliminations      Consolidated
                             -----------    ---------------------  -----------    ---------------  ----------------
                               External      External    Internal
Net Sales                      $221,831       $17,616      $1,781     $19,397           $(1,781)           $239,447
Income (Loss) from
  Operations                     33,704                                 4,330            (1,365)             36,669
Segment Assets                  193,573                                11,264            (2,177)            202,660
Capital Expenditures
  for Long-Lived Assets           7,698                                   311                                 8,009
Depreciation and
  Amortization Expense            6,538                                 1,374                                 7,912

Financial information by geographic location for 2002, 2001 and 2000 is summarized as follows (amounts in thousands):

                                United                                          Asia &
                                States         Europe           Japan            Other         Consolidated
                             -----------    -----------      -----------     -----------       -------------
Net Sales, by
 customer location
2002                          $  46,267     $  45,867         $   9,530       $  22,023          $  123,687
2001                             92,812        66,853            40,384          56,418             256,467
2000                            100,486        61,490            32,167          45,304             239,447

Property, Plant and
 Equipment, Net
2002                             23,496         5,216               496             102              29,310
2001                             23,905         2,068             1,410             172              27,555
2000                             24,326         3,850             1,521             218              29,915

14.     Sale of Semy Engineering, Inc. Subsidiary:

On February 16, 2001, the Company sold its Semy Engineering, Inc. subsidiary to Brooks Automation, Inc. (“Brooks”) for approximately $39.4 million. The Company received cash of approximately $36.5 million and 73,243 shares of Brook’s common stock valued at approximately $2.9 million on the date of the sale. This resulted in a gain of approximately $31.1 million ($19.6 million after tax). Semy Engineering, Inc., constituted our entire Software Control Systems segment.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Semitool, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 2002 and September 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with the guidance in Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

/s/PricewaterhouseCoopers LLP

Seattle, Washington
November 5, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10. Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors of the Company:

                Name                 Age                             Position
                ----                 ---                             --------
   Raymon F. Thompson (1)             61   Chairman of the Board, President and Chief Executive
                                           Officer
   Timothy C. Dodkin                  53   Senior Vice President, Global Sales and Marketing
   William A. Freeman                 59   Senior Vice President and Chief Financial Officer
   Dana R. Scranton                   47   Vice President, Surface Preparation Technology
   Larry A. Viano                     48   Secretary, Treasurer, Controller and Principal
                                           Accounting Officer
   Howard E. Bateman (1) (2)          68   Director
   Robert G. Chamberlain (2)          62   Director
   Richard A. Dasen  (3)              60   Director
   Daniel J. Eigeman (3)              68   Director
   L. Peter Larson (2)(3)             63   Director
-----------

(1)     Member of the Nominating Committee.

(2)     Member of the Compensation and Stock Option Committee.

(3)     Member of the Audit Committee.

The following sets forth the background of each of our executive officers and directors, including the principal occupation of those individuals for the past five years:

Raymon F. Thompson founded Semitool in 1979 and serves as our Chairman, President and Chief Executive Officer. In 1979, Mr. Thompson designed, patented and introduced the first on-axis spin rinser/dryer for the semiconductor industry. Mr. Thompson serves on the Boards of Directors of Semitool Europe, Ltd. and Semitool Japan KK and God’s World Publications.

Timothy C. Dodkin has been employed by us since 1985 and has served on our Board of Directors since 1998. Mr. Dodkin served as our European Sales Manager from 1985 to 1986 when he became Senior Vice President, Managing Director of Semitool Europe, Ltd. Since September 2001, he has been our Senior Vice President, Global Sales and Marketing. Prior to joining us, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

William A. Freeman joined us in 1998, and is Senior Vice President and Chief Financial Officer. Prior to joining us and since 1995, Mr. Freeman was an independent management consultant. Prior to 1995, he worked for 22 years at Zurn Industries, Inc., a diversified manufacturing, engineering, and construction company. At Zurn, Mr. Freeman served in division management positions before being appointed Senior Vice President - Chief Financial Officer in 1986, and President in 1991. Mr. Freeman also serves on the Board of Directors of NPC International, Inc and Northwest Health Care.

Dana R. Scranton has served as the Company's Vice President, Surface Preparation Technology since September 2001. Mr. Scranton has 10 years of experience with Semitool in the areas of engineering, product management and marketing. Mr. Scranton has a total of 15 years experience in the semiconductor capital equipment business.

Larry A. Viano joined us in 1985 and serves as our Secretary, Treasurer, Principal Accounting Officer and Controller. Mr. Viano serves on the Board of Directors of Semitool Europe, Ltd., Semitool Japan KK, Semitool (Asia) Pte Ltd. and Semitool Korea, Inc. He is a Certified Public Accountant.

Howard E. Bateman has served on our Board of Directors since 1990. Mr. Bateman formerly owned and operated Entech, a Pennsylvania company that was an independent sales representative for our products from 1979 to 1996.

Robert G. Chamberlain has served on our Board of Directors since February 2001. Mr. Chamberlain is currently a consultant to the semiconductor equipment industry. He is the former Chief Executive Officer and Director of Starview Technology, Inc. and is the former President of the Semiconductor Operations of AvantCom Network, Inc. of San Jose, California.

Richard A. Dasen has served on our Board of Directors since 1984. From 1974 to 1992, Mr. Dasen owned and managed Evergreen Bancorporation, a multi-bank holding company. Since 1992, Mr. Dasen has been an independent businessman.

Daniel J. Eigeman has served on our Board of Directors since 1985. From 1971 to 1993, Mr. Eigeman was President of Eigeman, Hanson & Co., P.C., an accounting firm, and was a shareholder of Junkermier, Clark, Campanella, Stevens, P.C., CPAs from 1993 to 1999. Mr. Eigeman currently serves as a director of CPA Mutual Insurance of America, Inc.

L. Peter Larson has served on our Board of Directors since December 2000. Mr. Larson currently serves as Chairman of the Board of American Timber Company and previously served as its President and Chief Executive Officer from 1978 to 2000. Mr. Larson is the President and Chief Executive Officer of L. Peter Larson Company. Since 1985, Mr. Larson has served on the Board of Directors of Glacier Bancorp, Inc., a Nasdaq-listed company.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders under the caption “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders under the caption “Certain Transactions,” and is incorporated herein by reference.

Item 14. Controls and Procedures

(a)     Evaluation of disclosure controls and procedure. Based on their evaluation of Semitool, Inc., disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Semitool's Chief Executive Officer and Chief Financial Officer have concluded that Semitool's disclosure controls and procedures are designed to ensure that information required to be disclosed by Semitool in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)     Changes in internal controls. There were no significant changes in Semitool's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.     Financial Statements:
        ________________

The financial statements and report of independent accountants listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

    Report of Independent Accountants
    Consolidated Balance Sheets at September 30, 2002 and
           September 30, 2001
    Consolidated Statements of Operations for the Years Ended
           September 30, 2002, September 30, 2001, and
           September 30, 2000
    Consolidated Statements of Changes in Shareholders' Equity
           for the Years Ended September 30, 2002, September 30, 2001
           and September 30, 2000
    Consolidated Statements of Cash Flows for the Years Ended
           September 30, 2002, September 30, 2000 and
           September 30, 1999
    Consolidated Statements of Comprehensive Income (Loss) for the
           Years Ended September 30, 2002, September 30, 2001, and
           September 30, 2000
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

    Schedule II - Valuation and Qualifying Accounts

3.     Exhibits:
        _______

(a)   The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.                                          Description
-----------                                          -----------

3.1      Restated Articles of Incorporation of the Company (1)
3.5      Amended Bylaws of Semitool, Inc. (2)
3.6      Amended Bylaws of Semitool, Inc. (3)
3.7      Amended Bylaws of Semitool, Inc. (4)
3.8      Amendment to the Restated Articles of Incorporation of the Company (5)
3.9      Correction to the Amendment of the Restated Article of Incorporation of the Company (5)
3.10     Amended Bylaws of Semitool, Inc. (6)
10.12    Agreement between the Company and the Semitool European Companies (1)
10.21    Promissory Note, dated March 26, 1998 between Rhetech, Inc. and
         CoreStates Bank, N.A. (2)
10.22    Mortgage, Assignment of Leases and Security Agreement, dated
         March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (2)
10.23    Promissory Note, dated March 26, 1998 between Rhetech, Inc. and
         CoreStates Bank, N.A. (2)
10.24    Mortgage, Assignment of Leases and Security Agreement, dated
         March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (2)
10.25    Employment Agreement between William A. Freeman and
         Semitool, Inc. dated February 20, 1998 (2)
10.32    Business loan agreement, dated July 5, 2000, between the Company and Bank of America (7)
10.33    Promissory Note, dated July 5, 2000, between the Company and Bank of America (7)
10.34    Corporate Resolution to Borrow, dated July 5, 2000, between the Company and Bank of America (7)
10.35    Employment Agreement between Jurek Koziol and Semitool, Inc. dated March 23, 2000 (7)
10.36    Loan Modification Agreement, dated March 29, 2001, between the Company and Bank of America (8)
10.37    Loan Modification Agreement, dated June 22, 2001, between the Company and Bank of America (9)
10.38    Employment Agreement between Robert L. Anderson and Semitool, Inc. dated October 1, 2001 (6)
10.39    Aircraft lease agreement, dated December 1, 2002 between the Company and EAGLE I LLC. (10)
10.40    Aircraft lease agreement, dated December 1, 2002 between the Company and EAGLE II LLC. (10)
21.1     Subsidiaries of Registrant (10)
23.1     Consent of Independent Accountants (10)
99.2     Amended and Restated Semitool, Inc. 1994 Stock Option Plan (2)
99.3     Certification of Raymon F. Thompson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
99.4     Certification of William A. Freeman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)   Incorporated herein by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 1998.

(3)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 1998.

(4)   Incorporated herein by reference to the identically numbered exhibits to the Company's Annual Report on Form 10-K, date of report September 30, 1999.

(5)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 2000.

(6)   Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K, date of report September 30, 2001.

(7)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 2000.

(8)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report March 31, 2001.

(9)   Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, date of report June 30, 2001.

(10)   Filed herewith.

(b)    Reports on Form 8-K.

     A report on Form 8-K was filed on August 13, 2002. This report contained Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)    Exhibits. The Exhibits listed in Item 15(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(d)    Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 24, 2002                                  SEMITOOL, INC.

                                          By: /s/Raymon F. Thompson
                                              -----------------------------------------
                                              Raymon F. Thompson
                                              Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                                 Title                              Date

/s/Raymon F. Thompson
---------------------------------
Raymon F. Thompson                    Chairman of the Board                          December 24, 2002
                                      President, and Chief Executive
                                      Officer
                                      (Principal Executive Officer)

/s/William A. Freeman
---------------------------------
William A. Freeman                    Senior Vice President                          December 26, 2002
                                      and Chief Financial Officer

/s/Larry A. Viano
---------------------------------
Larry A. Viano                        Secretary, Treasurer, Controller               December 24, 2002
                                      and Principal Accounting Officer

/s/Howard E. Bateman
---------------------------------
Howard E. Bateman                                Director                            December 26, 2002

/s/Robert G. Chamberlain
---------------------------------
Robert G. Chamberlain                            Director                            December 24, 2002

/s/Richard A. Dasen
---------------------------------
Richard A. Dasen                                 Director                            December 26, 2002

/s/Timothy C. Dodkin
---------------------------------
Timothy C. Dodkin                     Director and                                   December 23, 2002
                                      Senior Vice President

/s/Daniel J. Eigeman
---------------------------------
Daniel J. Eigeman                                Director                            December 24, 2002

/s/L. Peter Larson
---------------------------------
L. Peter Larson                                  Director                            December 24, 2002
Certifications

I, Raymon F. Thompson, certify that:

1.   I have reviewed this annual report on Form 10-K of Semitool, Inc.

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  December 24, 2002                              By: /s/Raymon F. Thompson
                                                                -----------------------------------------------
                                                                Raymon F. Thompson
                                                                Chairman, President and Chief Executive Officer

I, William A. Freeman, certify that:

1.   I have reviewed this annual report on Form 10-K of Semitool, Inc.

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  December 26, 2002                              By: /s/William A. Freeman
                                                                -------------------------------------------
                                                                William A. Freeman
                                                                Senior Vice President and
                                                                Chief Financial Officer
SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended September 30, 2001, 2000 and 1999
(Amounts in Thousands)

                                                                                Additions
                                                                       --------------------------
                                                       Balance at      Charged to     Charged                      Balance
                                                       beginning       Costs and      to Other                     at end
                                                       of Period       Expenses       Accounts        Deductions   of Period
                                                       --------------  -------------  -----------     ----------   -----------

Year ended September 30, 2002:
  Deducted from asset accounts:
   Allowance for doubtful accounts                        $    289     $       105    $      --    $        --     $      394
   Inventory allowance                                       3,775           2,964           --             --          6,739
   Allowance for deferred tax asset valuation                  528              --           --            528             --

Year ended September 30, 2001:
  Deducted from asset accounts:
   Allowance for doubtful accounts                             314              18           --             43a           289
314
   Inventory allowance                                       3,566             209           --             --          3,755
   Allowance for deferred tax asset valuation                  617              --           --             89            528

Year ended September 30, 2000:
  Deducted from asset accounts:
   Allowance for doubtful accounts                             271              93           --             50            314
   Inventory allowance                                         339           3,227           --             --          3,566
   Allowance for deferred tax asset valuation                  947              --           --            330            617

a) Reduction of allowance for doubtful accounts and related receivable account to reflect allowances for doubtful accounts of Semy Engineering, Inc., a wholly-owned subsidiary sold to Brooks Automation, Inc. on February 16, 2001.

EXHIBIT 10.39

AMENDED AND RESTATED AIRCRAFT LEASE

       This Amended and Restated Lease Agreement ("Lease" or "Agreement") is executed this 1st day of December 2002 by and between EAGLE I LLC, a Montana limited liability company ("Lessor") and SEMITOOL, INC., a Montana corporation, with its principal place of business at 655 West Reserve Drive, Kalispell, Montana ("Lessee").

RECITALS

Lessor is the owner of a Falcon 50 (the “Aircraft”) with a serial number of 126 and a registration number of N200RT (formerly registered as N52DQ).

Pursuant to a Lease Agreement dated December 20, 2000, Lessee leased the Aircraft from Raymon F. Thompson, who assigned his interest to Eagle I LLC.

The parties previously amended the rental amounts and usage restrictions on the Aircraft and desire to restate the terms of the Lease as of the date hereof.

       NOW, THEREFORE, in consideration of the mutual promises and covenants exchanged herein and for other good and valuable consideration, the parties hereto agree as follows:

1.       Term. The term of this Lease shall continue to be month to month ("Term").

2.       Rental. Effective November 1, 2002, Lessee hereby covenants and agrees to pay Lessor, during the Term, a monthly rental of ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($100,000.00). All rental payments shall be made to Lessor, at a place designated by Lessor, on or before the first day of each monthly period of the Lease.

3.       Taxes. Lessee shall pay all taxes, assessments, and charges imposed by any national, state, municipal government or other public or airport authority on the Aircraft or on its use during the Term and until re-delivery of the Aircraft to the Lessor; and to save the Lessor free and harmless therefrom, and reimburse the Lessor on a pro rata basis for any such taxes or charges payable subsequent to the Term of this Lease.

4.       Maintenance and Repair. Lessee shall maintain and keep the Aircraft and all its components in good order and repair, in accordance with the requirements of the Federal Aviation Agency ("FAA"), or any other governmental authority having jurisdiction, and within reasonable time replace in or on the Aircraft any and all parts, equipment, appliances, instruments, or accessories which may be worn out, lost, destroyed, confiscated, or otherwise rendered unsatisfactory or unavailable for use in or on the Aircraft. Any replacements on the Aircraft shall be (a) in good operating condition and have a value, utility, and quality, at least equal to that which the property replaced originally had, and (b) at the time affixed to the Aircraft and made subject to this Lease, owned by the Lessee free and clear of all liens and encumbrances, it being understood that the Lessee shall have the same protection as the Lessor under the standard warranty clause of the manufacturer of the Aircraft the terms and provisions of said warranty being incorporated herein; perform all major overhaul on the Aircraft, whenever deemed necessary and as may be required by the FAA or any other governmental authority during the Term of this Lease, and all engine overhaul and inspection and maintenance service.

5.       Insurance. During the Term, Lessee agrees to keep the Aircraft insured, at Lessee's expense, with companies acceptable to the Lessor and which are qualified to do business in the State of Montana, for such amounts and against such hazards as the Lessor may require, including, but not limited to, hull damage and liability for personal injuries, death or Aircraft damages, arising from or in any manner occasioned by the acts or negligence of the Lessee or others in custody, operation or use of the Aircraft, with losses under the hull damage policies payable to the Lessor, in terms satisfactory to the Lessor, and deliver the policies, or evidence of insurance satisfactory to the Lessor, to Lessor with premium receipts. The Lessee hereby appoints Lessor as the Lessee's attorney-in-fact to make proof of loss, and claim for, receive payment of, and execute or endorse all documents, checks or drafts for hull damage or return premium under the insurance policies.

6.       Conforming Use. Lessee shall only use the Aircraft for the purposes and in the manner set forth in any application for insurance executed by Lessee in connection with the leased property and shall abide by and conform to, and cause others to abide by and to, all laws, ordinances, orders, rules and regulations, national, state, municipal, or otherwise, now existing or hereafter enacted, controlling or in any way affecting the operation, use, or occupancy of the Aircraft or the use of any airport premises by Lessee.

7.       No Lien or Assignment. Lessee shall keep safely, and use carefully, the Aircraft, and shall not sell, or assign or dispose of the Aircraft, or any interest therein, or any part thereof, or equipment necessary thereto, or suffer or permit any charge, lien, or encumbrance of any nature upon the Aircraft, or any part thereof, or lend or rent the same.

8.       Sublease. Upon prior written approval of the Lessor, the Lessee shall have the right to sublease the Aircraft, provided, however, the Aircraft is maintained in conformance with all applicable rules and regulations pertaining to the use to which the Aircraft shall be subjected. In the event Lessee subleases the Aircraft, Lessee shall continue to be responsible for the performance of its covenants and obligations under this Agreement.

9.       Indemnification. Lessee shall be responsible for and liable to the Lessor for, and indemnify the Lessor against, all damage to the Aircraft which occurs in any manner from any cause or causes during the Term or until re-delivery of the Aircraft. Lessee shall indemnify and save Lessor harmless from and against all claims, cost, expenses, damages, and liabilities, including personal injury, death, or Aircraft damage claims arising out of, or in any manner occasioned by the operation or use of the Aircraft, during the Term or until re-delivery of the Aircraft to the Lessor, regardless of whether a claim occurs during or after the Term.

10.       Licensed Pilotage. Lessee shall not permit the Aircraft to be operated by anyone other than a currently certificated pilot having at least the minimum total pilot hours required by the applicable insurance required by this Lease.

11.       Lessor's Right of Inspection. Lessee shall permit the Lessor, or its duly authorized agent or representative, to inspect the Aircraft at any reasonable time, either on the land or aloft, and to furnish any information in respect to the Aircraft and its use that the Lessor may reasonably request.

12.       Delivery Upon Termination. Lessee shall return, upon demand, at the expiration of the Term, the Aircraft to the Lessor, at such place as may be designated as when received, excepting only for reasonable wear and tear, and damage by any cause covered by collectible insurance; provided, however, that the designated place shall not be more than one hundred fifty (150) miles from the home airport at the outset of this Lease.

13.       Further Assurances. Lessee and Lessor each agree to execute and deliver to the other party any additional or supplemental instruments or documents as may be requested by either Lessor or Lessee in connection with this Lease.

14.       Assignment of Warranty. Lessor hereby assigns to the Lessee, for and during the Term, any warranty of the manufacturer, express or implied, issued on or relating to the Aircraft, and hereby authorizes the Lessee to obtain the customary service furnished by the manufacturer in connection with any warranty, at Lessee's expense. The Lessee acknowledges and agrees that the Aircraft is a type of aircraft of a size, design, capacity, and a manufacturer selected by the Lessee and suitable for its purposes.

15.       No Implied Representations or Warranties. The parties acknowledge that the Lessor is not a manufacturer or engaged in the sale or distribution of aircraft. It is further acknowledged that the Lessor makes no representations, promises, statements, or warranties, expressed or implied, with respect to the merchantability, suitability, or fitness for purpose of the Aircraft or otherwise. Lessor shall not be liable to the Lessee for any loss, claim, demand, liability, cost, damage, or expense of any kind, caused or alleged to be caused, directly or indirectly, by the Aircraft, or by any inadequacy thereof for any purpose, or by any defect therein; or in the use or maintenance thereof, or any repairs, servicing, or adjustments thereto, or any delay in providing, or failure to provide the same, or any interruption or loss of service or use thereof, or any loss of business, or any damage whatsoever and howsoever caused.

16.       Risk of Loss. All risks of loss or damage to the Aircraft, from whatever cause, hereby are assumed by the Lessee during the Term. If the Aircraft is damaged, and is capable of being repaired, the Lessee shall have the option of either repairing the same or replacing the same, at the Lessee's cost and expense.

17.       Irrevocability. This Lease is irrevocable for its full term and until the aggregate rentals have been paid by the Lessee. Rent shall not abate during the Term because the Lessee's right to possession of the Aircraft has terminated, or for any other reason whatsoever.

18.       Lessor's Assumption of Lessee's Obligations. In the event the Lessee fails to use, preserve, and/or maintain the Aircraft, discharge all taxes, liens, or charges, pay all costs and expenses or procure and maintain insurance, in the manner set forth in this Agreement, the Lessor, at its option, may do so, and all such advances by the Lessor shall be added to the unpaid balance of the rentals due under this Lease and shall be repayable by the Lessee to Lessor on demand, together with interest thereon at the rate of twelve percent (12%) per annum, until the unpaid balance shall have been repaid in full. The Lessor may enter upon any premises where the Aircraft is located, for the purpose of inspection, and may remove the Aircraft forthwith, without notice to Lessee, if, in the opinion of the Lessor, the Aircraft is being improperly used or maintained.

19.       Default. The occurrence of any of the following shall constitute an event of default: (1) Lessee shall fail to pay the rent provided for herein; (2) Lessee shall fail to observe or perform any of the obligations of Lessee provided for herein; (3) if a petition in bankruptcy or an application for any relief under any provision of the Bankruptcy Act is filed by or against Lessee; (4) Lessee shall make an assignment for the benefit of creditors; (5) a receiver is appointed for the assets or affairs of Lessee; (6) Lessee shall commit any act of bankruptcy; (7) Lessee's interest hereunder shall be levied upon under execution or seized by virtue of any writ of any court of law or equity; (8) any assignment of this Lease, either in whole or in part, is effected by operation of law; or (9) the Aircraft, in the opinion of Lessor, is being improperly used or maintained.

20.       Lessor's Rights. If Lessee shall be in default hereunder, Lessor shall have the right to make any payment or perform any act required by Lessee under any provision of this Lease, and, in exercising such right, to incur necessary and incidental costs and expenses, including reasonable counsel fees. All payments made and all costs and expenses incurred by Lessor in connection with any exercise of such right, together with interest thereon at twelve percent (12%) per annum from the respective dates of the making of such payments or the incurring of such costs and expenses, shall be reimbursed by Lessee immediately upon demand. Notwithstanding the foregoing, nothing herein shall imply any obligation on the part of Lessor to make any payment or perform any act required by Lessee.

21.       Lessor's Remedies. In the event of default by Lessee hereunder which shall remain uncured after ten (10) days notice of the default, or five (5) days in the case of nonpayment of rent or any other sum due hereunder, with or without notice of default from Lessor, Lessor may at once thereafter or at any time subsequently during the existence of such breach or default: (1) enter into and upon the premises or any part thereof and repossess the same, expelling and removing therefrom all persons and property (which property may be removed and stored at the cost of, and for the account of Lessee), and (2) either (a) terminate this Lease, holding Lessee for damages for its breach or (b) without terminating this Lease, re-let the premises or any part thereof upon such terms and conditions as shall appear advisable to Lessor. If Lessor shall proceed in accordance with the last-mentioned alternative (b), and the amounts received from re-letting of the premises during any month or part thereof shall be less than the rent due and owing from Lessee during such month or part thereof under the terms of this Lease, Lessee shall pay such deficiency to Lessor immediately upon calculation thereof.

Notwithstanding the foregoing, any default (except failure to pay rent or any other amount due hereunder) the curing of which shall actually require more than ten (10) days because of any cause beyond Lessee’s control, shall be deemed cured by Lessee if Lessee shall have commenced to cure said default within the ten (10) day period and shall thereafter have successfully prosecuted the curation of said default with all due diligence.

22.       Miscellaneous Default Clauses. In the event of breach of this Lease, the party at fault shall and will pay to the other party all costs, reasonable attorneys' fees and other expenses which may be incurred by the said other party in enforcing his or its rights hereunder. The remedies hereinabove mentioned, or the election of any thereof by either party shall in no case be deemed or considered exclusive of any other remedy or action hereunder or which may otherwise be appropriate, each party having the right to pursue any and all other rights and remedies which it may have at law or in equity. The failure of either party to terminate this Lease at any time during the breach of any of the terms hereof shall be deemed only an indulgence by said party for that particular breach and shall not be construed to be a waiver of the rights of said party as to any further or subsequent breach. Lessor shall not be deemed to have terminated this Lease by reason of taking possession of the premises unless written notice of such termination has been served on Lessee.

23.       Time of Essence. Time is of the essence of this Lease.

24.       No Passage of Title. This Agreement is, and is intended to be a lease, and the Lessee does not acquire by this lease any right, title, or amount whatsoever, legal or equitable, in the Aircraft or to the proceeds of the sale of the Aircraft, except its interest as the Lessee under this Lease.

25.       Quiet Enjoyment. The Lessor warrants that, if Lessee performs its obligations under this Lease, the Lessee shall peaceably and quietly hold, possess and use the Aircraft during the Term, free of any interference or hindrance.

26.       Relationship of Parties. The relationship between the Lessor and Lessee is only that of Lessor and Lessee. The Lessee shall never at any time during the Term for any purpose whatsoever be or become the agent of the Lessor, and the Lessor shall not be responsible for the acts or omissions of the Lessee or its agents.

27.       Remedies. The Lessor's rights and remedies with respect to any of the terms and conditions of this Lease shall be cumulative and not exclusive, and shall be in addition to all other rights and remedies in its favor.

28.       No Waiver. The Lessor's failure to strictly enforce any provision of this Lease shall not be construed as a waiver thereof or as excusing the Lessee from future performance.

29.       Partial Invalidity. In the event any provision of this Lease or part thereof shall be determined by any court of competent jurisdiction to be invalid, void, or otherwise unenforceable, the remaining provisions hereunder, or parts thereof, shall remain in full force and effect and shall in no way be affected, impaired or invalidated thereby, it being understood that such remaining provisions shall be construed in a manner most clearly approximating the intention of the parties with respect to such invalid or unenforceable provision or part thereof.

30.       Truth in Leasing.

       a.     The parties hereby certify as follows: During the twelve (12) months (or portion thereof during which the Aircraft has been subject to United States registration) preceding the execution of this Lease, the Aircraft has been maintained and inspected under Part 91 of the Federal Aviation Regulations. The Aircraft is in compliance with applicable maintenance and inspection requirements under the Federal Aviation Regulations for the operation of the Aircraft to be conducted under this Lease.

       b.     The name and address of the person responsible for operational control of the Aircraft under this Lease are:

               Name:          Semitool, Inc.,
                              Attention:  Larry Viano
               Address:       655 West Reserve Drive
                              Kalispell, MT 59901

       By its signature below, Lessee certifies that it understands its responsibilities for compliance with the applicable Federal Aviation Regulations.

       c.     An explanation of factors bearing on operational control and pertinent Federal Aviation Regulations can be obtained from the nearest FAA Flight Standards District Office, General Aviation District Office, or Air Carrier District Office.

31.       Subordination. Lessee hereby acknowledges and agrees that this Lease and all right, title and interest of Lessee in, to and under this Lease are now and shall at all times continue to be unconditionally subject and subordinate in each and every respect to the lien of G.E. Capital Corporation (the "Mortgagee") in the Aircraft, as said lien may be amended, modified or renewed from time to time.

32.       Entire Agreement. This Lease constitutes the entire agreement between the parties hereto, and any change or modification to this Lease must be in writing and signed by the parties hereto.

33.       Headings. The headings as to the contents of particular articles and sections are inserted for convenience and are in no way to be construed as a part of this Lease or as a limitation on the scope of the particular articles or sections to which they refer.

       IN WITNESS WHEREOF, the Lessee and Lessor have duly executed this Lease on December 1, 2002 at Kalispell, Flathead County, Montana.

                                                     LESSEE:         SEMITOOL, INC.

                                                     By:      s/Larry A. Viano
                                                              ----------------
                                                     Name:      Larry A. Viano
                                                     Title:     Treasurer

                                                     LESSOR:         EAGLE I LLC

                                                     By:      s/Raymon F. Thompson
                                                              --------------------
                                                     Name:      Raymon F. Thompson
                                                     Title:     Member

EXHIBIT 10.40

AMENDED AND RESTATED AIRCRAFT LEASE

       This Amended and Restated Lease Agreement ("Lease" or "Agreement") is executed this 1st day of December 2002 by and between EAGLE II LLC, a Montana limited liability company ("Lessor") and SEMITOOL, INC., a Montana corporation, with its principal place of business at 655 West Reserve Drive, Kalispell, Montana ("Lessee").

RECITALS

       A.     Lessor is the owner of a Falcon 50 (the "Aircraft") with a serial number of 24 and a registration number of N280RT (formerly registered as N200RT).

       B.     Pursuant to a Lease Agreement dated December 20, 2000, Lessee leased the Aircraft from Raymon F. Thompson, who assigned his interest to Eagle II LLC.

       C.     The parties previously amended the rental amounts and usage restrictions on the Aircraft and desire to restate the terms of the Lease as of the date hereof.

       NOW, THEREFORE, in consideration of the mutual promises and covenants exchanged herein and for other good and valuable consideration, the parties hereto agree as follows:

       1.     Term. The term of this Lease shall continue to be month to month ("Term").

       2.     Rental. Effective August 1, 2002, Lessee hereby covenants and agrees to pay Lessor, during the Term, a monthly rental of SEVENTY THOUSAND AND NO/100 DOLLARS ($70,000.00). All rental payments shall be made to Lessor, at a place designated by Lessor, on or before the first day of each monthly period of the Lease.

       3.     Taxes. Lessee shall pay all taxes, assessments, and charges imposed by any national, state, municipal government or other public or airport authority on the Aircraft or on its use during the Term and until re-delivery of the Aircraft to the Lessor; and to save the Lessor free and harmless therefrom, and reimburse the Lessor on a pro rata basis for any such taxes or charges payable subsequent to the Term of this Lease.

       4.     Maintenance and Repair. Lessee shall maintain and keep the Aircraft and all its components in good order and repair, in accordance with the requirements of the Federal Aviation Agency ("FAA"), or any other governmental authority having jurisdiction, and within reasonable time replace in or on the Aircraft any and all parts, equipment, appliances, instruments, or accessories which may be worn out, lost, destroyed, confiscated, or otherwise rendered unsatisfactory or unavailable for use in or on the Aircraft. Any replacements on the Aircraft shall be (a) in good operating condition and have a value, utility, and quality, at least equal to that which the property replaced originally had, and (b) at the time affixed to the Aircraft and made subject to this Lease, owned by the Lessee free and clear of all liens and encumbrances, it being understood that the Lessee shall have the same protection as the Lessor under the standard warranty clause of the manufacturer of the Aircraft the terms and provisions of said warranty being incorporated herein; perform all major overhaul on the Aircraft, whenever deemed necessary and as may be required by the FAA or any other governmental authority during the Term of this Lease, and all engine overhaul and inspection and maintenance service.

       5.     Insurance. During the Term, Lessee agrees to keep the Aircraft insured, at Lessee's expense, with companies acceptable to the Lessor and which are qualified to do business in the State of Montana, for such amounts and against such hazards as the Lessor may require, including, but not limited to, hull damage and liability for personal injuries, death or Aircraft damages, arising from or in any manner occasioned by the acts or negligence of the Lessee or others in custody, operation or use of the Aircraft, with losses under the hull damage policies payable to the Lessor, in terms satisfactory to the Lessor, and deliver the policies, or evidence of insurance satisfactory to the Lessor, to Lessor with premium receipts. The Lessee hereby appoints Lessor as the Lessee's attorney-in-fact to make proof of loss, and claim for, receive payment of, and execute or endorse all documents, checks or drafts for hull damage or return premium under the insurance policies.

       6.     Conforming Use. Lessee shall only use the Aircraft for the purposes and in the manner set forth in any application for insurance executed by Lessee in connection with the leased property and shall abide by and conform to, and cause others to abide by and to, all laws, ordinances, orders, rules and regulations, national, state, municipal, or otherwise, now existing or hereafter enacted, controlling or in any way affecting the operation, use, or occupancy of the Aircraft or the use of any airport premises by Lessee.

       7.     No Lien or Assignment. Lessee shall keep safely, and use carefully, the Aircraft, and shall not sell, or assign or dispose of the Aircraft, or any interest therein, or any part thereof, or equipment necessary thereto, or suffer or permit any charge, lien, or encumbrance of any nature upon the Aircraft, or any part thereof, or lend or rent the same.

       8.     Sublease. Upon prior written approval of the Lessor, the Lessee shall have the right to sublease the Aircraft, provided, however, the Aircraft is maintained in conformance with all applicable rules and regulations pertaining to the use to which the Aircraft shall be subjected. In the event Lessee subleases the Aircraft, Lessee shall continue to be responsible for the performance of its covenants and obligations under this Agreement.

       9.     Indemnification. Lessee shall be responsible for and liable to the Lessor for, and indemnify the Lessor against, all damage to the Aircraft which occurs in any manner from any cause or causes during the Term or until re-delivery of the Aircraft. Lessee shall indemnify and save Lessor harmless from and against all claims, cost, expenses, damages, and liabilities, including personal injury, death, or Aircraft damage claims arising out of, or in any manner occasioned by the operation or use of the Aircraft, during the Term or until re-delivery of the Aircraft to the Lessor, regardless of whether a claim occurs during or after the Term.

       10.     Licensed Pilotage. Lessee shall not permit the Aircraft to be operated by anyone other than a currently certificated pilot having at least the minimum total pilot hours required by the applicable insurance required by this Lease.

       11.     Lessor's Right of Inspection. Lessee shall permit the Lessor, or its duly authorized agent or representative, to inspect the Aircraft at any reasonable time, either on the land or aloft, and to furnish any information in respect to the Aircraft and its use that the Lessor may reasonably request.

       12.     Delivery Upon Termination. Lessee shall return, upon demand, at the expiration of the Term, the Aircraft to the Lessor, at such place as may be designated as when received, excepting only for reasonable wear and tear, and damage by any cause covered by collectible insurance; provided, however, that the designated place shall not be more than one hundred fifty (150) miles from the home airport at the outset of this Lease.

       13.     Further Assurances. Lessee and Lessor each agree to execute and deliver to the other party any additional or supplemental instruments or documents as may be requested by either Lessor or Lessee in connection with this Lease.

       14.     Assignment of Warranty. Lessor hereby assigns to the Lessee, for and during the Term, any warranty of the manufacturer, express or implied, issued on or relating to the Aircraft, and hereby authorizes the Lessee to obtain the customary service furnished by the manufacturer in connection with any warranty, at Lessee's expense. The Lessee acknowledges and agrees that the Aircraft is a type of aircraft of a size, design, capacity, and a manufacturer selected by the Lessee and suitable for its purposes.

       15.     No Implied Representations or Warranties. The parties acknowledge that the Lessor is not a manufacturer or engaged in the sale or distribution of aircraft. It is further acknowledged that the Lessor makes no representations, promises, statements, or warranties, expressed or implied, with respect to the merchantability, suitability, or fitness for purpose of the Aircraft or otherwise. Lessor shall not be liable to the Lessee for any loss, claim, demand, liability, cost, damage, or expense of any kind, caused or alleged to be caused, directly or indirectly, by the Aircraft, or by any inadequacy thereof for any purpose, or by any defect therein; or in the use or maintenance thereof, or any repairs, servicing, or adjustments thereto, or any delay in providing, or failure to provide the same, or any interruption or loss of service or use thereof, or any loss of business, or any damage whatsoever and howsoever caused.

       16.     Risk of Loss. All risks of loss or damage to the Aircraft, from whatever cause, hereby are assumed by the Lessee during the Term. If the Aircraft is damaged, and is capable of being repaired, the Lessee shall have the option of either repairing the same or replacing the same, at the Lessee's cost and expense.

       17.     Irrevocability. This Lease is irrevocable for its full term and until the aggregate rentals have been paid by the Lessee. Rent shall not abate during the Term because the Lessee's right to possession of the Aircraft has terminated, or for any other reason whatsoever.

       18.     Lessor's Assumption of Lessee's Obligations. In the event the Lessee fails to use, preserve, and/or maintain the Aircraft, discharge all taxes, liens, or charges, pay all costs and expenses or procure and maintain insurance, in the manner set forth in this Agreement, the Lessor, at its option, may do so, and all such advances by the Lessor shall be added to the unpaid balance of the rentals due under this Lease and shall be repayable by the Lessee to Lessor on demand, together with interest thereon at the rate of twelve percent (12%) per annum, until the unpaid balance shall have been repaid in full. The Lessor may enter upon any premises where the Aircraft is located, for the purpose of inspection, and may remove the Aircraft forthwith, without notice to Lessee, if, in the opinion of the Lessor, the Aircraft is being improperly used or maintained.

       19.     Default. The occurrence of any of the following shall constitute an event of default: (1) Lessee shall fail to pay the rent provided for herein; (2) Lessee shall fail to observe or perform any of the obligations of Lessee provided for herein; (3) if a petition in bankruptcy or an application for any relief under any provision of the Bankruptcy Act is filed by or against Lessee; (4) Lessee shall make an assignment for the benefit of creditors; (5) a receiver is appointed for the assets or affairs of Lessee; (6) Lessee shall commit any act of bankruptcy; (7) Lessee's interest hereunder shall be levied upon under execution or seized by virtue of any writ of any court of law or equity; (8) any assignment of this Lease, either in whole or in part, is effected by operation of law; or (9) the Aircraft, in the opinion of Lessor, is being improperly used or maintained.

       20.     Lessor's Rights. If Lessee shall be in default hereunder, Lessor shall have the right to make any payment or perform any act required by Lessee under any provision of this Lease, and, in exercising such right, to incur necessary and incidental costs and expenses, including reasonable counsel fees. All payments made and all costs and expenses incurred by Lessor in connection with any exercise of such right, together with interest thereon at twelve percent (12%) per annum from the respective dates of the making of such payments or the incurring of such costs and expenses, shall be reimbursed by Lessee immediately upon demand. Notwithstanding the foregoing, nothing herein shall imply any obligation on the part of Lessor to make any payment or perform any act required by Lessee.

       21.     Lessor's Remedies. In the event of default by Lessee hereunder which shall remain uncured after ten (10) days notice of the default, or five (5) days in the case of nonpayment of rent or any other sum due hereunder, with or without notice of default from Lessor, Lessor may at once thereafter or at any time subsequently during the existence of such breach or default: (1) enter into and upon the premises or any part thereof and repossess the same, expelling and removing therefrom all persons and property (which property may be removed and stored at the cost of, and for the account of Lessee), and (2) either (a) terminate this Lease, holding Lessee for damages for its breach or (b) without terminating this Lease, re-let the premises or any part thereof upon such terms and conditions as shall appear advisable to Lessor. If Lessor shall proceed in accordance with the last-mentioned alternative (b), and the amounts received from re-letting of the premises during any month or part thereof shall be less than the rent due and owing from Lessee during such month or part thereof under the terms of this Lease, Lessee shall pay such deficiency to Lessor immediately upon calculation thereof.

       Notwithstanding the foregoing, any default (except failure to pay rent or any other amount due hereunder) the curing of which shall actually require more than ten (10) days because of any cause beyond Lessee's control, shall be deemed cured by Lessee if Lessee shall have commenced to cure said default within the ten (10) day period and shall thereafter have successfully prosecuted the curation of said default with all due diligence.

       22.     Miscellaneous Default Clauses. In the event of breach of this Lease, the party at fault shall and will pay to the other party all costs, reasonable attorneys' fees and other expenses which may be incurred by the said other party in enforcing his or its rights hereunder. The remedies hereinabove mentioned, or the election of any thereof by either party shall in no case be deemed or considered exclusive of any other remedy or action hereunder or which may otherwise be appropriate, each party having the right to pursue any and all other rights and remedies which it may have at law or in equity. The failure of either party to terminate this Lease at any time during the breach of any of the terms hereof shall be deemed only an indulgence by said party for that particular breach and shall not be construed to be a waiver of the rights of said party as to any further or subsequent breach. Lessor shall not be deemed to have terminated this Lease by reason of taking possession of the premises unless written notice of such termination has been served on Lessee.

       23.     Time of Essence. Time is of the essence of this Lease.

       24.     No Passage of Title. This Agreement is, and is intended to be a lease, and the Lessee does not acquire by this lease any right, title, or amount whatsoever, legal or equitable, in the Aircraft or to the proceeds of the sale of the Aircraft, except its interest as the Lessee under this Lease.

       25.     Quiet Enjoyment. The Lessor warrants that, if Lessee performs its obligations under this Lease, the Lessee shall peaceably and quietly hold, possess and use the Aircraft during the Term, free of any interference or hindrance.

       26.     Relationship of Parties. The relationship between the Lessor and Lessee is only that of Lessor and Lessee. The Lessee shall never at any time during the Term for any purpose whatsoever be or become the agent of the Lessor, and the Lessor shall not be responsible for the acts or omissions of the Lessee or its agents.

       27.     Remedies. The Lessor's rights and remedies with respect to any of the terms and conditions of this Lease shall be cumulative and not exclusive, and shall be in addition to all other rights and remedies in its favor.

       28.     No Waiver. The Lessor's failure to strictly enforce any provision of this Lease shall not be construed as a waiver thereof or as excusing the Lessee from future performance.

       29.     Partial Invalidity. In the event any provision of this Lease or part thereof shall be determined by any court of competent jurisdiction to be invalid, void, or otherwise unenforceable, the remaining provisions hereunder, or parts thereof, shall remain in full force and effect and shall in no way be affected, impaired or invalidated thereby, it being understood that such remaining provisions shall be construed in a manner most clearly approximating the intention of the parties with respect to such invalid or unenforceable provision or part thereof.

       30.     Truth in Leasing.

            a.     The parties hereby certify as follows: During the twelve (12) months (or portion thereof during which the Aircraft has been subject to United States registration) preceding the execution of this Lease, the Aircraft has been maintained and inspected under Part 91 of the Federal Aviation Regulations. The Aircraft is in compliance with applicable maintenance and inspection requirements under the Federal Aviation Regulations for the operation of the Aircraft to be conducted under this Lease.

            b.     The name and address of the person responsible for operational control of the Aircraft under this Lease are:

               Name:          Semitool, Inc.,
                              Attention:  Larry Viano
               Address:       655 West Reserve Drive
                              Kalispell, MT 59901

            By its signature below, Lessee certifies that it understands its responsibilities for compliance with the applicable Federal Aviation Regulations.

            c.     An explanation of factors bearing on operational control and pertinent Federal Aviation Regulations can be obtained from the nearest FAA Flight Standards District Office, General Aviation District Office, or Air Carrier District Office.

       31.     Subordination. Lessee hereby acknowledges and agrees that this Lease and all right, title and interest of Lessee in, to and under this Lease are now and shall at all times continue to be unconditionally subject and subordinate in each and every respect to the lien of G.E. Capital Corporation (the "Mortgagee") in the Aircraft, as said lien may be amended, modified or renewed from time to time.

       32.     Entire Agreement. This Lease constitutes the entire agreement between the parties hereto, and any change or modification to this Lease must be in writing and signed by the parties hereto.

       33.     Headings. The headings as to the contents of particular articles and sections are inserted for convenience and are in no way to be construed as a part of this Lease or as a limitation on the scope of the particular articles or sections to which they refer.

       IN WITNESS WHEREOF, the Lessee and Lessor have duly executed this Lease on December 1, 2002 at Kalispell, Flathead County, Montana.

                                                     LESSEE:         SEMITOOL, INC.

                                                     By:      s/Larry A. Viano
                                                              ----------------
                                                     Name:      Larry A. Viano
                                                     Title:     Treasurer

                                                     LESSOR:         EAGLE II LLC

                                                     By:      s/Raymon F. Thompson
                                                              --------------------
                                                     Name:      Raymon F. Thompson
                                                     Title:     Member

EXHIBIT 21.1

SUBSIDIARIES OF REGISTRANT

                    Name                          Jurisdiction of Incorporation
-------------------------------------------       --------------------------------
Semitool Europe Ltd.                              United Kingdom
Semitool Halbleitertechnik Vertriebs GmbH         Germany
Semitool France SARL                              France
Semitool Italia SRL                               Italy
Semitool Japan KK                                 Japan
Semitool Korea, Inc.                              Korea
Semitool FSC, Inc.                                Barbados
Semitool (Asia) Pte Ltd.                          Singapore
Semitool Schweiz, GmbH                            Switzerland
Rhetech, Inc.                                     Delaware

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-39492 and 333-46348) and Form S-8 (No. 333-62474) of Semitool, Inc. of our report dated November 5, 2002, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/PricewaterhouseCoopers, LLP

Seattle, Washington
December 23, 2002

Exhibit 99.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Semitool, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Raymon F. Thompson, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

       (1) the Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

       (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.

Date:    December 24, 2002                                             By: /s/Raymon F. Thompson
                                                                           ---------------------
                                                                           Raymon F. Thompson
                                                                           Chief Executive Officer

Exhibit 99.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Semitool, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, William A. Freeman, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

       (1) the Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

       (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.

Date:    December 26, 2002                                             By: /s/William A. Freeman
                                                                           ---------------------
                                                                           William A. Freeman
                                                                           Senior Vice President
                                                                           and Chief Financial Officer