Form 10-Q
period 2002-12-31
SEMITOOL INC
filed 2003-02-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of February 10, 2003
Common Stock	28,427,677

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Financial Information

Item I. Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002.

Consolidated Statements of Operations for the three months ended December 31, 2002 and December 31, 2001.

Consolidated Statements of Cash Flows for the three months ended December 31, 2002 and December 31, 2001.

Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2002 and December 31, 2001.

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Results of Operations

Liquidity and Capital Resources

New Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

                                                                                            December 31,     September 30,
                                                           ASSETS                               2002             2002
                                                                                          ----------------  ---------------
Current assets:
    Cash and cash equivalents                                                             $         26,071  $        34,265
    Marketable securities                                                                            8,145            6,575
    Trade receivables, less allowance for doubtful accounts of $365 and $394                        31,600           33,908
    Inventories                                                                                     47,838           47,085
    Income tax refund receivable                                                                    13,673           12,650
    Prepaid expenses and other current assets                                                        1,747            1,804
    Deferred income taxes                                                                           11,718           11,713
                                                                                          ----------------  ---------------
       Total current assets                                                                        140,792          148,000
Property, plant and equipment, net                                                                  27,371           29,310
Intangibles, less accumulated amortization of $825 and $753                                          6,276            6,067
Other assets, net                                                                                      295              286
                                                                                          ----------------  ---------------
       Total assets                                                                       $        174,734  $       183,663
                                                                                          ================  ===============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                                        $             28  $            51
    Accounts payable                                                                                12,707           15,894
    Accrued commissions                                                                              3,357            3,323
    Accrued warranty and installation                                                                5,641            6,186
    Accrued payroll and related benefits                                                             4,860            5,944
    Customer advances                                                                                2,686            3,037
    Deferred profit                                                                                 19,454           20,387
    Income taxes payable                                                                                --              179
    Other accrued liabilities                                                                        1,582            1,618
    Long-term debt and capital leases, due within one year                                             335              384
                                                                                          ----------------  ---------------
       Total current liabilities                                                                    50,650           57,003
    Long-term debt and capital leases, due after one year                                            2,537            2,912
    Deferred income taxes                                                                            2,327            2,326
                                                                                          ----------------  ---------------
       Total liabilities                                                                            55,514           62,241
                                                                                          ----------------  ---------------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                                   --               --
    Common stock, no par value, 75,000,000 shares authorized,
      28,427,677 shares issued and outstanding                                                      47,376           47,376
    Retained earnings                                                                               72,410           74,810
    Accumulated other comprehensive loss                                                              (566)            (764)
                                                                                          ----------------  ---------------
       Total shareholders' equity                                                                  119,220          121,422
                                                                                          ----------------  ---------------
       Total liabilities and shareholders' equity                                         $        174,734  $       183,663
                                                                                          ================  ===============

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts
in Thousands, Except Per Share Amounts)

                                                           Three Months Ended
                                                              December 31,
                                                       --------------------------
                                                           2002           2001
                                                       -----------    -----------
Net sales                                              $    30,291    $    26,754
Cost of sales                                               17,217         14,309
                                                       -----------    -----------
Gross profit                                                13,074         12,445
                                                       -----------    -----------

Operating expenses:
    Selling, general and administrative                     12,425         12,917
    Research and development                                 4,940          5,761
                                                       -----------    -----------
       Total operating expenses                             17,365         18,678
                                                       -----------    -----------

Loss from operations                                        (4,291)        (6,233)
Other income, net                                              420            262
                                                       -----------    -----------
Loss before income taxes                                    (3,871)        (5,971)
Benefit from income taxes                                    1,471          2,269
                                                       -----------    -----------

Net loss                                               $    (2,400)   $    (3,702)
                                                       ===========    ===========

Loss per share:
    Basic                                              $     (0.08)   $     (0.13)
                                                       ===========    ===========
    Diluted                                            $     (0.08)   $     (0.13)
                                                       ===========    ===========

Average common shares outstanding:
    Basic                                                   28,428         28,386
                                                       ===========    ===========
    Diluted                                                 28,428         28,386
                                                       ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                            Three Months Ended
                                                                                December 31,
                                                                     ---------------------------------
                                                                          2002             2001
                                                                     ---------------  ----------------
Operating activities:
   Net loss                                                          $        (2,400) $         (3,702)
   Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
       Depreciation and amortization                                           2,120             2,198
       (Gain) loss on disposition of assets                                       (2)              857
       Change in:
         Trade receivables                                                     2,392            19,660
         Inventories                                                            (668)           (2,661)
         Income tax refund receivable                                         (1,024)           (4,074)
         Prepaid expenses and other current assets                                60            (1,513)
         Other assets, net                                                        (7)              109
         Accounts payable                                                     (3,206)             (856)
         Accrued commissions                                                      34              (407)
         Accrued warranty and installation                                      (550)           (1,259)
         Accrued payroll and related benefits                                 (1,096)             (659)
         Customer advances                                                      (351)              528
         Deferred profit                                                        (946)           (7,083)
         Income taxes payable                                                   (179)            1,861
         Other accrued liabilities                                               (43)           (1,328)
                                                                     ---------------  ----------------
           Net cash provided by (used in) operating activities                (5,866)            1,671
                                                                     ---------------  ----------------

Investing activities:
    Purchases of marketable securities                               $        (9,981) $             --
    Proceeds from sale and maturities of marketable securities                 8,415             5,000
    Purchases of property, plant and equipment                                  (152)           (1,658)
    Increases in intangible assets                                              (284)             (341)
    Proceeds from sale of property, plant and equipment                           41                --
                                                                     ---------------  ----------------
          Net cash provided by (used in) investing activities                 (1,961)            3,001
                                                                     ---------------  ----------------

Financing activities:
    Proceeds from exercise of stock options                                       --               131
    Borrowings under line of credit and short-term debt                           --               323
    Repayments under line of credit and short-term debt                          (24)           (1,016)
    Repayments of long-term debt and capital leases                             (428)              (87)
                                                                     ---------------  ----------------
          Net cash used in financing activities                                 (452)             (649)
                                                                     ---------------  ----------------

Effect of exchange rate changes on cash and cash equivalents                      85              (214)
                                                                     ---------------  ----------------
Net increase (decrease) in cash and cash equivalents                          (8,194)            3,809
Cash and cash equivalents at beginning of period                              34,265            39,890
                                                                     ---------------  ----------------
Cash and cash equivalents at end of period                           $        26,071  $         43,699
                                                                     ===============  ================

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

                                                              Three Months Ended
                                                                 December 31,
                                                          --------------------------
                                                             2002           2001
                                                          -----------    -----------

Net loss                                                  $    (2,400)   $    (3,702)
Net gain (loss) on cash flow hedges                                (8)           223
Unrealized gain on available-for-
  sale securities, net of tax                                       2            640
Foreign currency translation adjustment                           204           (793)
                                                          -----------    -----------

Total comprehensive loss                                  $    (2,202)   $    (3,632)
                                                          ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Company prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. We believe the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2002 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 2002 has been prepared from the books and records without audit. Financial information as of September 30, 2002 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of December 31, 2002, the consolidated results of operations for the three month period ended December 31, 2002 and 2001 and the consolidated cash flows for the three month period ended December 31, 2002 and 2001. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

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

In December 2002, the FASB issued SFAS No. 148. This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002 (for us, effective for 2003 and thereafter). We will implement the disclosure provisions of this statement in the second quarter of 2003.

In November 2002, the FASB issued FIN No. 45. FIN No. 45 establishes the accounting and disclosure requirements for a guarantor related to its obligations under certain guarantees that it has issued. The interpretation requires the recognition of a liability, based upon fair value, for any non-contingent obligation. In addition, the interpretation enhances the disclosures that were required under SFAS No. 5, Accounting for Contingencies, and FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No. 5), related to guarantees. The recognition and measurement provisions of this interpretation are effective for all guarantees issued or modified after December 31, 2002. We have adopted FIN No. 45 for the first quarter of our fiscal 2003 in the Quarterly Report on Form 10-Q. See Footnote No. 7 to the Consolidated Financial Statements. This adoption of FIN 45 has no effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2. Principles of Consolidation

The Company's consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3. Inventories

The Company’s inventories are summarized as follows (in thousands):

                                      December 31, 2002        September 30, 2002
                                    ---------------------    ----------------------

     Parts and raw materials            $      24,679             $      22,740
     Work-in-process                           18,015                    20,213
     Finished goods                             5,144                     4,132
                                        -------------             -------------
                                        $      47,838             $      47,085
                                        =============             =============

During the three months ended December 31, 2002, a net $22,000 of finished goods inventory was transferred to property, plant and equipment.

Note 4. Income Taxes

The components of the Company’s income tax provision (benefit) are as follows, (in thousands):

                                            Three Months Ended
                                               December 31,
                                        ---------------------------
                                            2002            2001
                                        -----------     -----------

     Federal                            $    (1,533)    $    (2,302)
     State                                     (131)           (209)
     Foreign                                    193             242
                                        -----------     -----------
     Total                              $    (1,471)    $    (2,269)
                                        ===========     ===========

Note 5. Contingencies

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

Note 6. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

                                                           Three Months Ended
                                                              December 31,
                                                       ---------------------------
                                                           2002            2001
                                                       -----------     -----------
     Numerator:
       Net loss used for basic and diluted
         loss per share                                $    (2,400)    $    (3,702)
                                                       ===========     ===========

     Denominator:
       Average common shares used for basic
         loss per share                                     28,428          28,386
     Effect of dilutive stock options                           --              --
                                                       -----------     -----------
     Denominator for diluted loss per share                 28,428          28,386
                                                       ===========     ===========

Diluted earnings per share excludes the effects of 1,328,535 and 1,281,320 antidilutive stock options at December 31, 2002 and 2001.

Note 7. Warranty Obligations

With the exception of product warranties we have not issued any guarantees or any indirect guarantee for the indebtedness of others.

Our obligations for warranty are accrued concurrently with the revenue recognized. We make provisions for our warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating our warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from our current estimate.

The following table shows the fiscal 2003 first quarter’s activity for our warranty accrual (in thousands):

  Accrued warranty balance as of September 30, 2002                              $ 6,186
  Accruals for new warranties issued during the quarter                            1,754
  Accruals related to pre-existing warranties (including changes in estimates)      (206)
  Warranty labor and materials provided during the quarter                        (2,093)
                                                                                 -------
  Accrued warranty balance as of December 31, 2002                               $ 5,641
                                                                                 =======

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution – Forward — Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “believes,” “can impact,” “continue,” or the negative thereof or other comparable terminology.

These forward-looking statements include without limitation, statements regarding:

°  gross margins,
°  research and development,
°  the ability to finance activities,
°  cost of manufacturing,
°  interest expense,
°  tax rates,
°  future balances,
°  the sufficiency of funds, and
°  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, but are not limited to, the cyclical nature of the semiconductor industry in general, lack of market acceptance for new products, decreasing demand for our existing products, impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraint difficulties and other risks.

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

Our revenue recognition policy is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as cost of sales, commissions and warranty and installation expenses. We follow specific and detailed guidelines in measuring revenue; however, certain judgments may be required in the application of our revenue policy.

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

Results of Operations

First Quarter of Fiscal 2003 Compared with First Quarter of Fiscal 2002

Net Sales. Net sales consist of revenues from sales of semiconductor equipment, spare parts and service. Fiscal 2003 first quarter net sales were $30.3 million up 13.2% from $26.8 million in net sales for the same period of fiscal 2002. First quarter net sales were higher as a result of normal quarterly business fluctuations. The semiconductor equipment industry continues to be depressed from previous levels.

Gross Profit. Fiscal 2003‘s first quarter gross margin was 43.2% of net sales, compared to 46.5% for the same period in fiscal 2002. Gross margin was down period over period due to a change in sales mix as installation revenue, which has higher average gross margins, was a smaller component of revenue in this year’s first quarter. Our gross margin has been, and will continue to be, affected by a variety of factors, including sales volume, sales mix, average selling price of products sold, and the cost of manufacturing, servicing and supporting new and enhanced products. Our margins will also fluctuate based on the relative amount of equipment revenue compared to installation revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $12.4 million or 41.0% of net sales for the first quarter of fiscal 2003 compared to $12.9 million or 48.3% of net sales for the same period in fiscal 2002. SG&A expenses for fiscal 2003 first quarter were lower in fiscal first quarter 2003 compared to fiscal first quarter 2002 due to lower staffing costs and travel expenses, partially offset by increased intellectual property litigation costs.

Research and Development. Research and development (“R&D”) expense consists of salaries, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $4.9 million or 16.3% of net sales compared to $5.8 million or 21.5% of net sales for the same period in fiscal 2002. The decrease from fiscal 2003 to fiscal 2002 is primarily attributable to reduced staffing levels and related costs.

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

Other Income (Expense), Net. Net other income was approximately $420,000 in the first quarter of fiscal 2003 and included, among others, interest income of approximately $155,000 and interest expense of $45,000. Other income also includes the proceeds from a settlement we received in connection with a patent claim that we pursued against a German manufacturer, Dynamic Micro Systems Semiconductor Equipment GmbH. This compares to net other income of $262,000 in the same period of fiscal 2002, which included, among others, interest income of approximately $286,000 and interest expense of approximately $55,000.

Income Taxes. The benefit from income taxes for the first quarter of fiscal 2003 was $1.5 million compared to an income tax benefit of $2.3 million for the same period of fiscal 2002. Income tax benefits and provisions are made based on the blended estimate of federal, state and foreign effective income tax rates which was estimated to be 38.0% in both the first quarter of fiscal 2003 and fiscal 2002.

Backlog. Consolidated orders backlog decreased 56.3% to $21.1 million at December 31, 2002, from approximately $48.3 million at December 31, 2001.

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

Deferred profit included in our current liabilities is derived from deferred revenue, which relates to equipment shipped to customers, which has not been accepted by the customer. December 31, 2002 deferred revenue was $36.7 million, an increase of 30.1% as compared to deferred revenue of $38.3 million at December 31, 2001. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

Net cash used in operations was $5.9 million during the first three months of fiscal 2003, which compares to $1.7 million cash generated by operations in the same period of fiscal 2002. In the first fiscal quarter of 2003, the primary uses of cash for operating activities includes a $3.2 million decrease in accounts payable, an increase in income tax refund receivable of $1.0 million and $1.0 million reduction in accrued payroll and related benefits related to staff reductions which was partially offset by a $2.4 million decrease in accounts receivable. The decrease in accounts receivable and accounts payable are primarily attributable to declining sales volume related to the semiconductor equipment industry downturn.

During the first three months of fiscal 2003 investing activities included net cash used for marketable securities of $1.6 million. Financing activities consist primarily of long-term debt repayments of $428,000 during the first three months of fiscal 2003, which included the repayment of the commercial bank portion of our mortgage on our Coopersburg, Pennsylvania facility. The lower interest rate mortgage loan provided by the Pennsylvania Industrial Development Authority remains in place.

The following commitments as of December 31, 2002 have been included in the consolidated financial statements, with the exception of purchase order commitments and operating lease obligations which are properly excluded under general accepted accounting principles. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

                                            Payments Due by Period (amounts in thousands)
                               ------------------------------------------------------------------------

                                               Less than           1 - 3          4 - 5           After
                                    Total         1 year           Years          Years         5 Years
                               ----------      ---------      ----------      ---------      ----------

Long-term debt                 $    2,682      $     206      $      685      $     514      $    1,277
Capital lease obligations             197            136              61             --              --
Operating leases                    1,886          1,142             506            238              --
Purchase order commitments          5,337          4,387             950             --              --
                               ----------      ---------      ----------      ---------      ----------
Total commitments              $   10,102      $   5,871      $    2,202      $     752      $    1,277
                               ==========      =========      ==========      =========      ==========

We do not have any other commercial commitments such as lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

Semitool has agreements with Mr. Raymon F. Thompson, the Company’s chairman, to lease aircraft and an aircraft hangar. The rental rate for fiscal 2003 is approximately $175,000 per month for both the aircraft and the hangar; the lease terms are month-to-month. Since these operating lease commitments are month to month, they are not included in the table above.

As of December 31, 2002, our principal sources of liquidity consisted of approximately $26.1 million of cash and cash equivalents and $8.1 million in marketable securities.

We believe that at our current operating level, cash and cash equivalents and funds generated from future operations will be sufficient to meet our operating and planned capital requirements for the next twelve months and into the foreseeable future including the spending of approximately $1 to $3 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical, our liquidity requirements need to be sufficient to not only meet our needs during an industry downturn, but also to handle our working capital needs in an upturn. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may sell additional equity or debt to fund such activities or to fund greater than anticipated needs and currently have a common stock shelf registration in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

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

In December 2002, the FASB issued SFAS No. 148. This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for interim periods beginning December 15, 2002 (for us, effective for 2003 and thereafter). We will implement the disclosure provisions of this statement in the second quarter of 2003.

In November 2002, the FASB issued FIN No. 45. FIN No. 45 establishes the accounting and disclosure requirements for a guarantor related to its obligations under certain guarantees that it has issued. The interpretation requires the recognition of a liability, based upon fair value, for any non-contingent obligation. In addition, the interpretation enhances the disclosures that were required under SFAS No. 5, Accounting for Contingencies, and FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No. 5), related to guarantees. The recognition and measurement provisions of this interpretation are effective for all guarantees issued or modified after December 31, 2002. We have adopted FIN No. 45 for the first quarter of our fiscal 2003 in the Quarterly Report on Form 10-Q. See Footnote No. 7 to the Consolidated Financial Statements. This adoption of FIN 45 has no effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of December 31, 2002, we had approximately $2.9 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. As the Yen is our functional currency in Japan, we use short-term forward exchange contracts to reduce our foreign currency exchange risk related to forecasted sales. At December 31, 2002, we held forward contracts to sell Japanese Yen with a face value of $388,000, a market value of $387,000 and an unrealized gain of $1,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedure. Based on their evaluation of Semitool, Inc., disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Semitool’s Chief Executive Officer and Chief Financial Officer have concluded that Semitool’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Semitool in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)    Changes in internal controls. There were no significant changes in Semitool’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on February 11, 2003, the following proposals were adopted:

1.     To elect seven directors of the Company to serve until the 2004 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

                                              Votes                 Votes
                                                For               Withheld
                                            ----------            ---------

         Raymon F. Thompson                 25,269,179            1,749,945
         Howard E. Bateman                  26,931,486               87,638
         Robert G. Chamberlain              26,934,420               84,704
         Richard A. Dasen                   26,932,720               86,404
         Timothy C. Dodkin                  26,932,220               86,904
         Daniel J. Eigeman                  26,930,586               88,538
         L. Peter Larson                    26,930,420               88,704

2.     To ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s independent auditors for the fiscal year ending September 30, 2003.

                    For                Against            Abstain
               ------------           --------           ---------
                26,910,492             94,579              14,053

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     99.3 Certification of Raymon F. Thompson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.4 Certification of William A. Freeman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMITOOL, INC.
(Registrant)

Date: February 12, 2003        By:    /s/ WILLIAM A. FREEMAN
                                      -------------------------------------------------
                                      William A. Freeman
                                      Senior Vice President and Chief Financial Officer

                               By:    /s/ LARRY A. VIANO
                                      ----------------------------
                                      Larry A. Viano
                                      Principal Accounting Officer

Certifications

I, Raymon F. Thompson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Semitool, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 12, 2003          By:      /s/ RAYMON F. THOMPSON
                                            -----------------------------------------------
                                            Raymon F. Thompson
                                            Chairman, President and Chief Executive Officer

Certifications

I, William A. Freeman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Semitool, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 12, 2003          By:      /s/ WILLIAM A. FREEMAN
                                            -------------------------------------------------
                                            William A. Freeman
                                            Senior Vice President and Chief Financial Officer

Exhibit 99.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Semitool, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Raymon F. Thompson, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

1.	the Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Dated:  February 12, 2003          By:      /s/ RAYMON F. THOMPSON
                                            -----------------------------------------------
                                            Raymon F. Thompson
                                            Chairman, President and Chief Executive Officer

Exhibit 99.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Semitool, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, William A. Freeman, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

1.	the Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Dated:  February 12, 2003          By:      /s/ WILLIAM A. FREEMAN
                                            -------------------------------------------------
                                            William A. Freeman
                                            Senior Vice President and Chief Financial Officer