Form 10-Q
period 2003-03-31
SEMITOOL INC
filed 2003-05-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to ______________

Commission file number 0-25424

Semitool, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Montana	81-0384392
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

655 West Reserve Drive
Kalispell, Montana 59901
(406) 752-2107
(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of May 9, 2003
Common Stock	28,438,277

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Financial Information

Item I. Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2003 and September 30, 2002.

Consolidated Statements of Operations for the three and six months ended March 31, 2003 and March 31, 2002.

Consolidated Statements of Cash Flows for the six months ended March 31, 2003 and March 31, 2002.

Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2003 and March 31, 2002.

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Results of Operations

Liquidity and Capital Resources

New Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Item 4. Disclosure Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

                                                                                    March 31,       September 30,
                                                 ASSETS                                2003              2002
                                                                                 ---------------   ---------------
Current assets:
    Cash and cash equivalents                                                    $        21,531   $        34,265
    Marketable securities                                                                  5,538             6,575
    Trade receivables, less allowance for doubtful accounts of $510 and $394              25,931            33,908
    Inventories                                                                           48,947            47,085
    Income tax refund receivable                                                          15,483            12,650
    Prepaid expenses and other current assets                                              2,471             1,804
    Deferred income taxes                                                                 11,720            11,713
                                                                                 ---------------   ---------------
       Total current assets                                                              131,621           148,000
Property, plant and equipment, net                                                        26,766            29,310
Intangibles, less accumulated amortization of $907 and $753                                6,653             6,067
Other assets, net                                                                            520               286
                                                                                 ---------------   ---------------
       Total assets                                                              $       165,560   $       183,663
                                                                                 ===============   ===============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank and other short-term debt                               $            --   $            51
    Accounts payable                                                                      13,799            15,894
    Accrued commissions                                                                    2,621             3,323
    Accrued warranty and installation                                                      5,568             6,186
    Accrued payroll and related benefits                                                   5,115             5,944
    Customer advances                                                                      2,484             3,037
    Deferred profit                                                                       12,498            20,387
    Income taxes payable                                                                      --               179
    Other accrued liabilities                                                              1,742             1,618
    Long-term debt and capital leases, due within one year                                   243               384
                                                                                 ---------------   ---------------
       Total current liabilities                                                          44,070            57,003
    Long-term debt and capital leases, due after one year                                  2,449             2,912
    Deferred income taxes                                                                  2,326             2,326
                                                                                 ---------------   ---------------
       Total liabilities                                                                  48,845            62,241
                                                                                 ---------------   ---------------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                         --                --
    Common stock, no par value, 75,000,000 shares authorized,
      28,435,677 and 28,427,677 shares issued and outstanding                             47,402            47,376
    Retained earnings                                                                     69,887            74,810
    Accumulated other comprehensive loss                                                    (574)             (764)
                                                                                 ---------------   ---------------
       Total shareholders' equity                                                        116,715           121,422
                                                                                 ---------------   ---------------
       Total liabilities and shareholders' equity                                $       165,560   $       183,663
                                                                                 ===============   ===============

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

                                                 Three Months Ended                 Six Months Ended
                                                      March 31,                        March 31,
                                             ---------------------------      ---------------------------
                                                 2003            2002             2003            2002
                                             -----------     -----------      -----------     -----------
Net sales                                    $    35,621     $    31,323      $    65,912     $    58,077
Cost of sales                                     19,345          16,361           36,562          30,670
                                             -----------     -----------      -----------     -----------
Gross profit                                      16,276          14,962           29,350          27,407
                                             -----------     -----------      -----------     -----------

Operating expenses:
    Selling, general and administrative           15,265          15,730           27,690          28,647
    Research and development                       4,945           6,199            9,885          11,960
                                             -----------     -----------      -----------     -----------
       Total operating expenses                   20,210          21,929           37,575          40,607
                                             -----------     -----------      -----------     -----------
Loss from operations                              (3,934)         (6,967)          (8,225)        (13,200)
Other income (expense), net                         (135)            353              285             615
                                             -----------     -----------      -----------     -----------
Loss before income taxes                          (4,069)         (6,614)          (7,940)        (12,585)
Benefit from income taxes                         (1,546)         (2,513)          (3,017)         (4,782)
                                             -----------     -----------      -----------     -----------

Net loss                                     $    (2,523)    $    (4,101)     $    (4,923)    $    (7,803)
                                             ===========     ===========      ===========     ===========

Loss per share:
    Basic                                    $     (0.09)    $     (0.14)     $     (0.17)    $     (0.27)
                                             ===========     ===========      ===========     ===========
    Diluted                                  $     (0.09)    $     (0.14)     $     (0.17)    $     (0.27)
                                             ===========     ===========      ===========     ===========

Average common shares outstanding:
    Basic                                         28,435          28,407           28,431          28,396
                                             ===========     ===========      ===========     ===========
    Diluted                                       28,435          28,407           28,431          28,396
                                             ===========     ===========      ===========     ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                              Six Months Ended
                                                                                  March 31,
                                                                      --------------------------------
                                                                           2003             2002
                                                                      ---------------  ---------------
Operating activities:
   Net loss                                                           $        (4,923) $        (7,803)
   Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
       Gain on sale of securities                                                  --             (316)
       Depreciation and amortization                                            4,236            4,381
       (Gain) loss on disposition of assets                                        (3)           1,274
       Change in:
         Trade receivables                                                      8,071           18,809
         Inventories                                                           (3,103)           3,024
         Income tax refund receivable                                          (2,833)          (6,809)
         Prepaid expenses and other current assets                               (663)            (189)
         Other assets, net                                                       (232)             106
         Accounts payable                                                      (2,126)           1,016
         Accrued commissions                                                     (702)            (666)
         Accrued warranty and installation                                       (623)          (2,140)
         Accrued payroll and related benefits                                    (843)             131
         Customer advances                                                       (553)            (613)
         Deferred profit                                                       (7,898)            (578)
         Income taxes payable                                                    (179)            (555)
         Other accrued liabilities                                                114             (746)
                                                                      ---------------  ---------------
           Net cash provided by (used in) operating activities                (12,260)           8,326
                                                                      ---------------  ---------------

Investing activities:
    Purchases of marketable securities                                        (10,306)          (6,906)
    Proceeds from sale and maturities of marketable securities                 11,334            8,840
    Purchases of property, plant and equipment                                   (508)          (4,608)
    Increases in intangible assets                                               (753)            (762)
    Proceeds from sale of property, plant and equipment                           207              186
                                                                      ---------------  ---------------
          Net cash used in investing activities                                   (26)          (3,250)
                                                                      ---------------  ---------------

Financing activities:
    Proceeds from exercise of stock options                                        26              156
    Borrowings under line of credit and short-term debt                            --              321
    Repayments under line of credit and short-term debt                           (52)          (1,115)
    Repayments of long-term debt and capital leases                              (504)            (173)
                                                                      ---------------  ---------------
          Net cash used in financing activities                                  (530)            (811)
                                                                      ---------------  ---------------

Effect of exchange rate changes on cash and cash equivalents                       82             (248)
                                                                      ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                          (12,734)           4,017
Cash and cash equivalents at beginning of period                               34,265           39,890
                                                                      ---------------  ---------------
Cash and cash equivalents at end of period                            $        21,531  $        43,907
                                                                      ===============  ===============

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in Thousands)

                                                  Three Months Ended               Six Months Ended
                                                       March 31,                       March 31,
                                              --------------------------      --------------------------
                                                 2003           2002             2003           2002
                                              -----------    -----------      -----------    -----------

Net loss                                      $    (2,523)   $    (4,101)     $    (4,923)   $    (7,803)
Net gain (loss) on cash flow hedges                     2             39               (6)           262
Unrealized gain (loss) on available-for-
  sale securities, net of tax                          (9)           (72)              (7)           568
Foreign currency translation adjustment                (1)           (94)             203           (887)
                                              -----------    -----------      -----------    -----------

Total comprehensive loss                      $    (2,531)   $    (4,228)     $    (4,733)   $    (7,860)
                                              ===========    ===========      ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Company prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. We believe the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2002 previously filed with the SEC on Form 10-K.

The financial information presented as of any date other than September 30, 2002 has been prepared from the books and records without audit. Financial information as of September 30, 2002 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of March 31, 2003, the consolidated results of operations for the three and six month periods ended March 31, 2003 and 2002, and the consolidated cash flows for the six month periods ended March 31, 2003 and 2002. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

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

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. We do not have variable interest entities, therefore, the interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2. Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3. Inventories

The Company’s inventories are summarized as follows (in thousands):

                                    March 31, 2003       September 30, 2002
                                  ------------------    --------------------

     Parts and raw materials         $      25,658          $      22,740
     Work-in-process                        14,532                 20,213
     Finished goods                          8,757                  4,132
                                     -------------          -------------
                                     $      48,947          $      47,085
                                     =============          =============

During the three and six months ended March 31, 2003, $1,331,000 and $1,486,000 of finished goods inventory was transferred to property, plant and equipment.

Note 4. Income Taxes

The components of the Company’s income tax benefit are as follows, (in thousands):

                         Three Months Ended                  Six Months Ended
                              March 31,                          March 31,
                     --------------------------         --------------------------
                        2003           2002                2003           2002
                     -----------    -----------         -----------    -----------

     Federal         $    (1,522)   $    (2,600)        $    (3,055)   $    (4,902)
     State                  (127)          (168)               (258)          (377)
     Foreign                 103            255                 296            497
                     -----------    -----------         -----------    -----------
     Total           $    (1,546)   $    (2,513)        $    (3,017)   $    (4,782)
                     ===========    ===========         ===========    ===========

Note 5. Contingencies

On January 16, 2002, we filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc., referred to collectively as TEL, in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled “Carrierless Centrifugal Semiconductor Processing System (‘797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition, on April 16, 2002 the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled “Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed”; U.S. Patent 5,446,416 entitled “Resist Processing Method”; and U.S. Patent 5,740,053 entitled “Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus”. On July 12, 2002, the defendants withdrew with prejudice their counterclaim alleging infringement of U.S. Patent 5,740,053. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows. Trial is scheduled for July 2004.

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

We are subject to other legal proceedings and claims, which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Note 6. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per share (in thousands):

                                                  Three Months Ended               Six Months Ended
                                                       March 31,                       March 31,
                                              --------------------------      --------------------------
                                                 2003           2002             2003           2002
                                              -----------    -----------      -----------    -----------
   Numerator:
     Net loss used for basic and diluted
       loss per share                         $    (2,523)   $    (4,101)     $    (4,923)   $    (7,803)
                                              ===========    ===========      ===========    ===========

   Denominator:
     Average common shares used for basic
       loss per share                              28,435         28,407           28,431         28,396
       Effect of dilutive stock options                --             --               --             --
                                              -----------    -----------      -----------    -----------
   Denominator for diluted loss per share          28,435         28,407           28,431         28,396
                                              ===========    ===========      ===========    ===========

Diluted loss per share excludes the effects of 1,286,520 and 1,406,920 antidilutive stock options at March 31, 2003 and 2002.

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

The following table shows the fiscal 2003 first half activity for our warranty accrual (in thousands):

    Accrued warranty balance as of September 30, 2002                           $     6,186
    Accruals for new warranties issued during the first half                          3,749
    Accruals related to pre-existing warranties (including changes in estimates)       (335)
    Warranty labor and materials provided during the first half                      (4,032)
                                                                                -----------
    Accrued warranty balance as of March 31, 2003                               $     5,568
                                                                                ===========

Note 8. Stock-Based Compensation

In 1994, the Company adopted the “Semitool, Inc. 1994 Stock Option Plan”: The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        Three Months Ended               Six  Months Ended
                                                             March 31,                       March 31,
                                                    --------------------------      --------------------------
       (in thousands, except per share amounts)        2003           2002             2003           2002
                                                    -----------    -----------      -----------    -----------

     Net Loss, as reported                          $    (2,523)   $    (4,101)     $    (4,923)   $    (7,803)
     Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of tax related effects                (191)          (215)            (402)          (419)
                                                    -----------    -----------      -----------    -----------
     Pro forma loss                                 $    (2,714)   $    (4,316)     $    (5,325)   $    (8,222)
                                                    ===========    ===========      ===========    ===========

Loss per share:
Basic and diluted - as reported                     $     (0.09)    $    (0.14)     $     (0.17)   $     (0.27)
Basic and diluted - pro forma                       $     (0.10)    $    (0.15)     $     (0.19)   $     (0.29)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution – Forward – Looking Statements

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

These forward-looking statements include without limitation, statements regarding:

°  net sales,
°  gross margins,
°  research and development,
°  operating and planned capital requirements for the next 12 months,
°  investments in, or acquisition of, complementary businesses, products or technologies,
°  the adoption of SFAS No. 143,
°  the impact of FASB Interpretation Number 46,
°  the impact from a 10% change in long-term interest rates,
°  the impact from a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts,
°  the ability to finance activities,
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

Our future results will, in part, depend on our ability to continue to enhance our existing products, to develop and manufacture new products and to finance such activities. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any new products or that we will be able to develop and introduce in a timely manner new products or enhancements to our existing products and processes which satisfy customer needs or achieve widespread market acceptance. Further, backlog is not necessarily indicative of future revenue. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof and we undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events. The reader should also consult the cautionary statements and risk factors listed from time to time in our Reports on Form 10-K, 10-Q, 8-K and other reports filed from time to time with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as cost of sales, commissions, warranty and installation expenses. We follow specific and detailed guidelines in measuring revenue; however, certain judgments may be required in the application of our revenue policy.

Warranty.We provide materials and labor warranty coverage on our products for a defined time period. The estimated cost of warranty is recorded concurrent with the recognition of revenue on the specific product. The estimated cost of warranty is based upon the warranty term, historical labor and material costs for each product group. The basis for our estimates is periodically reviewed. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. These revisions could either positively or negatively impact our results of operations.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, due to the cyclicallity of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation. We write down the carrying value of inventories for estimated obsolescence and marketability based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required.

Investments.We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Deferred Tax Assets. We make estimates to determine our deferred tax assets in the amount that we believe is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we were able to realize deferred tax assets in the future in excess of the net recorded amount, an increase in the deferred tax asset would increase net income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, a decrease in the deferred tax asset would decrease net income in the period such determination was made.

Results of Operations

Second Quarter and First Half of Fiscal 2003 Compared with Second Quarter and First Half of Fiscal 2002

Net Sales. Net sales consist of revenues from sales of semiconductor equipment, installation revenue, spare parts and service. Fiscal 2003 second quarter net sales were $35.6 million up 13.7% from $31.3 million in net sales for the same period of fiscal 2002. Net sales for the first half of fiscal 2003 were $65.9 million up 13.5% from $58.1 million in net sales for the same period in fiscal 2002. Year over year, second quarter and first half net sales were higher, primarily as a result of the timing of shipments and recognition of revenue from customer system acceptances. The semiconductor equipment industry continues to be depressed from its previous levels. Our fiscal 2003 third quarter and second half net sales are expected to be sequentially lower in comparison to the second quarter and first half of this fiscal year.

Gross Margin. Fiscal 2003‘s second quarter gross margin was 45.7% of net sales, compared to 47.8% for the same period in fiscal 2002. The first half of fiscal 2003 gross margin was 44.5% of net sales, compared to the first half of fiscal 2002 gross margin of 47.2%. In these periods, gross margin reflects the negative effect of unabsorbed overhead costs resulting from our reduced production and shipment levels. Additionally, our gross margin has been, and will continue to be, affected by a variety of factors, including geographical and product sales mix, average selling price of products sold, the cost of manufacturing, servicing and supporting new and enhanced products and inventory obsolescence.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses include employment costs for sales, marketing, customer support and administrative personnel, travel, communications, sales, service and administrative location expenses and professional fees. SG&A expenses were $15.3 million, or 42.9% of net sales, for the second quarter of fiscal 2003 down from $15.7 million, or 50.2% of net sales, for the second quarter of fiscal 2002. SG&A expenses for the first half of fiscal 2003 were $27.7 million, or 42.0% of net sales, down from $28.6 million, or 49.3% of net sales in the first half of fiscal 2002. Contributing to the year over year decline in SG&A expenses for both the second quarter and first half of fiscal 2003 were reduced employee headcount, wage reductions for most employees, and lower travel expenses. The effect of these and other cost reductions were partially offset in this year’s first quarter and first half by increased agent sales commissions associated with a higher mix of Asian regional sales. Legal expenses associated with ongoing litigation brought by us to protect our intellectual property were also higher in this year’s second quarter and first half. For the first half of fiscal 2003, these litigation costs totaled $3.1 million and were up $1.0 million year over year.

Research and Development. Research and development (“R&D”) expense consists of employment costs, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $4.9 million or 13.9% of net sales for the second quarter of fiscal 2003 compared to $6.2 million or 19.8% of net sales for the same period in fiscal 2002. For the first half of fiscal 2003, R&D expense was $9.9 million or 15.0% of net sales compared to $12.0 million or 20.6% of net sales for the first half of fiscal 2002. The first half year over year decrease is primarily attributable to reduced staffing levels and related costs.

In the past, our research and development expense has fluctuated from period to period. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given period. We expect to continue to fund R&D expenditures with a multi-year perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Other Income (Expense), Net. Net other income (expense) was a net expense of approximately $135,000 in the second quarter of fiscal 2003 and included, among other items, interest income of approximately $91,000 from short-term investments and interest expense of $83,000. Net other income was $285,000 in the first half of fiscal 2003, which includes among other items, interest income of $246,000, interest expense of $128,000 and the settlement received from a patent infringement claim against a German manufacturer.

Income Taxes. The benefit from income taxes recorded for the second quarter of fiscal 2003 was $1.5 million compared to an income tax benefit of $2.5 million for the same period of fiscal 2002. For the first half of fiscal 2003, the income tax benefit was $3.0 million compared to $4.8 million in last year’s first half. Income tax benefits and provisions are made based on a blended estimate of federal, state and foreign effective income tax rates which was estimated to be 38.0% in both fiscal 2003 and fiscal 2002.

Backlog. Consolidated orders backlog decreased 65.9% to $11.4 million at March 31, 2003, from approximately $33.4 million at March 31, 2002.

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

Deferred Revenue and Deferred Profit. Deferred revenue was $22.3 million at March 31, 2003 compared to $35.7 million at March 31, 2002. Deferred revenue reflects equipment shipped to customers, which has not been accepted by the customer and the revenue has not been recognized by Semitool. Deferred profit is derived from its associated deferred revenue and is included in our current liabilities. At March 31, 2003, deferred profit was $12.5 million compared to $20.4 million at March 31, 2002. If our equipment is not accepted by our customer and the order is cancelled, the deferred revenue and associated deferred profit will not be realized. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

As of March 31, 2003, our principal sources of liquidity consisted of approximately $21.5 million of cash and cash equivalents and $5.5 million in marketable securities.

Cash used in operating activities in the six months ended March 31, 2003 was $12.3 million. This included a net loss of $4.9 million, non-cash depreciation and amortization of $4.2 million and an increase in net operating assets of $11.6 million. The increase in net operating assets was primarily the result of a $3.1 million increase in inventories to support the introduction of our newest single-wafer platform; a $2.8 million increase in income taxes refund receivable, a $2.1 million reduction in accounts payable; a $2.2 million decrease in accrued expenses; and a $7.9 million decrease in deferred profit as a result of customer acceptances exceeding deferred revenue from shipments in the period and cancellations from one customer. The effect of these changes was partially offset by an $8.1 million decrease in accounts receivable. The decrease in accounts receivable, accounts payable and accrued expenses is primarily attributable to declining sales, production and shipments, which reflect the continuing depressed semiconductor equipment industry.

During the first six months of fiscal 2003, net sales and maturities of marketable securities provided cash of $1.0 million. Offsetting this cash generation were investments in intangible assets associated with our intellectual property and laboratory equipment.

Cash used in financing activities in the first six months of fiscal 2003 included long-term debt repayments of $504,000, which included the repayment of the commercial bank portion of the mortgage on our Coopersburg, Pennsylvania facility. The low interest rate mortgage loan provided by the Pennsylvania Industrial Development Authority remains in place.

The following commitments as of March 31, 2003 have been included in the consolidated financial statements, with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

                                           Payments Due by Period (amounts in thousands)
                               ----------------------------------------------------------------------

                                               Less than          1 - 3          4 - 5          After
                                    Total         1 year          Years          Years        5 Years
                               ----------     ----------     ----------     ----------     ----------

Long-term debt                 $    2,632     $      208     $      694     $      504     $    1,226
Capital lease obligations              62             37             25             --             --
Operating leases                    1,372            886            418             68             --
Purchase order commitments          5,086          4,067          1,019             --             --
                               ----------     ----------     ----------     ----------     ----------
Total commitments              $    9,152     $    5,198     $    2,156     $      572     $    1,226
                               ==========     ==========     ==========     ==========     ==========

We do not have any other commercial commitments such as lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

Semitool has agreements with Mr. Raymon F. Thompson, the Company’s chairman and Chief Executive Officer, to lease aircraft and an aircraft hangar. The rental rate for fiscal 2003 is approximately $175,000 per month for both the aircraft and the hangar. Since these operating lease commitments are month-to-month, they are not included in the table above.

We believe that at our current operating level, cash and cash equivalents and funds generated from the sale of marketable securities and from future operations including approximately $11 million in income tax refunds receivable from net operating loss carrybacks expected to be received in the second half of fiscal 2003 will be sufficient to meet our operating and planned capital requirements for the next twelve months including the spending of approximately $1 to $2 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical, our liquidity requirements need to be sufficient to meet not only our needs during an industry downturn, but also to handle our working capital needs in an upturn. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may sell additional equity or incur debt to fund such activities or to fund greater than anticipated needs and currently have a common stock shelf registration statement in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

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

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. We do not have any variable interest entities. Therefore, the interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of March 31, 2003, we had approximately $2.7 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. As the Yen is our functional currency in Japan, we use forward exchange contracts to reduce our foreign currency exchange risk related to forecasted sales. At March 31, 2003, we held forward contracts to sell Japanese Yen with a face value of $614,000, a market value of $613,000 and an unrealized gain of $1,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4. Disclosure Controls and Procedures

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer or Chief Financial Officer completed their evaluation.

SEMITOOL, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 16, 2002, we filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc., referred to collectively as TEL, in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleges infringement of our U.S. Patent 5,784,797 entitled “Carrierless Centrifugal Semiconductor Processing System (‘797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The suit seeks injunctive relief, damages for past infringement and increased damages for willful infringement. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition, on April 16, 2002 the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled “Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed”; U.S. Patent 5,446,416 entitled “Resist Processing Method”; and U.S. Patent 5,740,053 entitled “Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus”. On July 12, 2002, the defendants withdrew with prejudice their counterclaim alleging infringement of U.S. Patent 5,740,053. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the counterclaims are without merit and we are contesting the action vigorously. However, given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If TEL were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows. Trial is scheduled for July 2004.

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

We are subject to other legal proceedings and claims, which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        3(ii)   By-laws of Semitool, Inc. amended as of February 11, 2003.

      Additional Exhibits

      In accordance with the Securities and Exchange Commission, Exhibits 99.1 and 99.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

        99.1    Certification of Raymon F. Thompson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2    Certification of William A. Freeman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      Current report on Form 8-K dated February 13, 2003, announcing the appointment of Donald P. Baumann to Semitool’s board of directors.

      Current report on Form 8-K dated April 22, 2003, reporting second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMITOOL, INC.
(Registrant)

Date:  May 12, 2003         By:    /s/ WILLIAM A. FREEMAN
                                   -------------------------------------------------
                                   William A. Freeman
                                   Senior Vice President and Chief Financial Officer

Date:  May 12, 2003         By:    /s/ LARRY A. VIANO
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

Dated:  May 12, 2003          By:           /s/ RAYMON F. THOMPSON
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

Dated:  May 12, 2003          By:           /s/ WILLIAM A. FREEMAN
                                            -------------------------------------------------
                                            William A. Freeman
                                            Senior Vice President and Chief Financial Officer

Exhibit 3(ii)

AMENDED BYLAWS

OF

SEMITOOL, INC.

(February 11, 2003)

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

ARTICLE III.

Board of Directors

        Section 1.General Powers. The business and affairs of the corporation shall be managed by its Board of Directors.

        Section 2. Number, Tenure and Qualifications. The number of directors of the corporation shall be eight (8). Each director shall hold office until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified. Directors need not be residents of the State of Montana or shareholders of the corporation.

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

        Section 4. Special Meetings.  Special meetings of the Board of Directors may be called by or at the request of the Chairman of the Board, President, or any two directors.  The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Montana, as the place for holding any special meeting of the Board of Directors called by them.

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

        We, the undersigned, being all of the directors of SEMITOOL, INC., do hereby formally and regularly adopt, ratify and sign the foregoing Amended Bylaws as the Bylaws of this corporation for the guidance of the corporation and regulation of its business and as evidence of such adoption and ratification, we do hereby set our hands this 11th day of February, 2003.

/s/ R. Thompson                             /s/ L. Peter Larson
-----------------------------------         -----------------------------------
Raymon F. Thompson                          L. Peter Larson

/s/ Daniel Eigeman                          /s/ Richard Dasen
-----------------------------------         -----------------------------------
Daniel Eigeman                              Richard Dasen

/s/ Howard Bateman                          /s/ Timothy C. Dodkin
-----------------------------------         -----------------------------------
Howard Bateman                              Timothy C. Dodkin

/s/ Robert Chamberlain
-----------------------------------
Robert Chamberlain

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Semitool, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended March 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Raymon F. Thompson, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

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

Dated:  May 12, 2003          By:           /s/ RAYMON F. THOMPSON
                                            -----------------------------------------------
                                            Raymon F. Thompson
                                            Chairman, President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Semitool, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended March 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, William A. Freeman, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

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

Dated:  May 12, 2003          By:           /s/ WILLIAM A. FREEMAN
                                            -------------------------------------------------
                                            William A. Freeman
                                            Senior Vice President and Chief Financial Officer