Form 10-Q
period 2003-06-30
SEMITOOL INC
filed 2003-08-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of August 11, 2003
Common Stock	28,438,277

Semitool, Inc.
Form 10-Q
Table of Contents

Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002
Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and June 30, 2002
Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and June 30, 2002
Consolidated Statements of Comprehensive Loss for the three and nine months ended June 30, 2003 and June 30, 2002
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
Signatures
Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

	June 30,	September 30,
ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$21,280	$34,265
Marketable securities	4,125	6,575
Trade receivables, less allowance for doubtful accounts of $419 and $394	16,420	33,908
Inventories	49,545	47,085
Income tax refund receivable	16,492	12,650
Prepaid expenses and other current assets	2,186	1,804
Deferred income taxes	11,716	11,713

Total current assets	121,764	148,000
Property, plant and equipment, net	26,389	29,310
Intangibles, less accumulated amortization of $992 and $753	6,986	6,067
Other assets, net	437	286

Total assets	$155,576	$183,663

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank and other short-term debt	$--	$51
Accounts payable	12,550	15,894
Accrued commissions	2,591	3,323
Accrued warranty and installation	4,774	6,186
Accrued payroll and related benefits	4,417	5,944
Customer advances	3,658	3,037
Deferred profit	6,439	20,387
Income taxes payable	--	179
Other accrued liabilities	1,801	1,618
Long-term debt and capital leases, due within one year	246	384

Total current liabilities	36,476	57,003
Long-term debt and capital leases, due after one year	2,386	2,912
Deferred income taxes	2,326	2,326

Total liabilities	41,188	62,241

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,438,277 and 28,427,677 shares issued and outstanding	47,410	47,376
Retained earnings	67,629	74,810
Accumulated other comprehensive loss	(651)	(764)

Total shareholders' equity	114,388	121,422

Total liabilities and shareholders' equity	$155,576	$183,663

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	$25,041	$28,384	$90,953	$86,461
Cost of sales	13,074	14,110	49,636	44,780

Gross profit	11,967	14,274	41,317	41,681

Operating expenses:
Selling, general and administrative	12,653	15,345	40,343	43,992
Research and development	3,476	5,439	13,361	17,399

Total operating expenses	16,129	20,784	53,704	61,391

Loss from operations	(4,162)	(6,510)	(12,387)	(19,710)
Other income, net	330	795	615	1,410

Loss before income taxes	(3,832)	(5,715)	(11,772)	(18,300)
Benefit from income taxes	(1,574)	(2,172)	(4,591)	(6,954)

Net loss	$(2,258)	$(3,543)	$(7,181)	$(11,346)

Loss per share:
Basic	$(0.08)	$(0.13)	$(0.25)	$(0.40)

Diluted	$(0.08)	$(0.13)	$(0.25)	$(0.40)

Average common shares outstanding:
Basic	28,438	28,421	28,434	28,405

Diluted	28,438	28,421	28,434	28,405

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended
	June 30,
	2003	2002
Operating activities:
Net loss	$(7,181)	$(11,346)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Gain on sale of securities	--	(316)
Depreciation and amortization	6,272	6,605
Loss on disposition of assets	73	1,252
Change in:
Trade receivables	17,512	12,753
Inventories	(4,934)	2,523
Income tax refund receivable	(3,842)	(6,954)
Prepaid expenses and other current assets	(379)	(2,993)
Other assets, net	(152)	162
Accounts payable	(3,321)	2,701
Accrued commissions	(732)	709
Accrued warranty and installation	(1,414)	(2,556)
Accrued payroll and related benefits	(1,534)	208
Customer advances	621	(951)
Deferred profit	(13,949)	804
Income taxes payable	(179)	(837)
Other accrued liabilities	177	(629)

Net cash provided by (used in) operating activities	(12,962)	1,135

Investing activities:
Purchases of marketable securities	(11,741)	(11,061)
Proceeds from sale and maturities of marketable securities	14,176	13,628
Purchases of property, plant and equipment	(894)	(5,698)
Increases in intangible assets	(1,239)	(1,266)
Proceeds from sale of property, plant and equipment	208	358

Net cash provided by (used in) investing activities	510	(4,039)

Financing activities:
Proceeds from exercise of stock options	34	255
Borrowings under line of credit and short-term debt	--	338
Repayments under line of credit and short-term debt	(51)	(1,174)
Repayments of long-term debt and capital leases	(563)	(263)

Net cash used in financing activities	(580)	(844)

Effect of exchange rate changes on cash and cash equivalents	47	(12)

Net decrease in cash and cash equivalents	(12,985)	(3,760)
Cash and cash equivalents at beginning of period	34,265	39,890

Cash and cash equivalents at end of period	$21,280	$36,130

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss	$(2,258)	$(3,543)	$(7,181)	$(11,346)
Net gain (loss) on cash flow hedge instruments,
net of tax	(1)	(218)	(7)	44
Unrealized gain (loss) on available-for-
sale securities, net of tax	(6)	27	(13)	595
Foreign currency translation adjustment	(70)	742	133	(145)

Total comprehensive loss	$(2,335)	$(2,992)	$(7,068)	$(10,852)

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

In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of June 30, 2003, the consolidated results of operations for the three and nine month periods ended June 30, 2003 and 2002, and the consolidated cash flows for the nine month periods ended June 30, 2003 and 2002. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

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

New Accounting Pronouncements

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset’s useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement on October 1, 2003. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position and cash flows.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. We do not have variable interest entities, therefore, the interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. We are in the process of assessing the effect of EITF 00-21 and do not expect the adoption of EITF 00-21, which will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to have a material effect on our financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current period presentations.

Note 2. Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3. Inventories

The Company’s inventories are summarized as follows (in thousands):

	June 30, 2003	September 30, 2002
Parts and raw materials	$26,449	$22,740
Work-in-process	14,432	20,213
Finished goods	8,664	4,132

	$49,545	$47,085

During the three and nine months ended June 30, 2003, $1,197,784 and $2,684,241 of finished goods inventory was transferred to property, plant and equipment.

Note 4. Income Taxes

The components of the Company’s income tax benefit are as follows, (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Federal	$(1,268)	$(2,098)	$(4,323)	$(7,000)
State	(104)	(172)	(362)	(549)
Foreign	(202)	98	94	595

Total	$(1,574)	$(2,172)	$(4,591)	$(6,954)

Our ability to realize our recorded deferred tax assets is dependent on a number of factors, including the ability to carry back losses to prior periods, tax planning strategies and the availability of future taxable income. Changes in estimates of future taxable income, the expiration dates of operating loss carry-backs and carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income will affect the realizability of these deferred tax assets. Specifically, our ability to carry-back losses against previously recognized income will expire on September 30, 2003.

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

Note 6. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Numerator:
Net loss used for basic and diluted
loss per share	$(2,258)	$(3,543)	$(7,181)	$(11,346)

Denominator:
Average common shares used for basic
loss per share	28,438	28,421	28,434	28,405
Effect of dilutive stock options	--	--	--	--

Denominator for diluted loss per share	28,438	28,421	28,434	28,405

Diluted loss per share excludes the effects of 1,539,895 and 1,402,035 antidilutive stock options at June 30, 2003 and 2002.

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

The following table shows the fiscal 2003 year to date activity for our warranty accrual (in thousands):

Accrued warranty balance as of September 30, 2002	$6,186
Accruals for new warranties issued year to date	4,771
Accruals related to pre-existing warranties (including changes in estimates)	(744)
Warranty labor and materials provided year to date	(5,439)

Accrued warranty balance as of June 30, 2003	$4,774

Note 8. Stock-Based Compensation

In 1994, the Company adopted the “Semitool, Inc. 1994 Stock Option Plan”: The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net Loss, as reported	$(2,258)	$(3,543)	$(7,181)	$(11,346)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax related effects	(143)	(210)	(545)	(629)

Pro forma loss	$(2,401)	$(3,753)	$(7,726)	$(11,975)

Loss per share:
Basic and diluted - as reported	$(0.08)	$(0.13)	$(0.25)	$(0.40)
Basic and diluted - pro forma	$(0.08)	$(0.13)	$(0.27)	$(0.42)

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

These forward-looking statements include without limitation, statements regarding:

  net sales,
  gross margins,
  research and development,
  operating and planned capital requirements for the next 12 months, investments in, or acquisition of, complementary businesses, products or technologies, the adoption of SFAS No. 143,
  the impact of FASB Interpretation Number 46,
  the impact from a 10% change in long-term interest rates,
  the impact from a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts,
  the ability to finance activities,
  cost of manufacturing,
  interest expense,
  tax rates,
  future balances,
  the sufficiency of funds, and
  effects of new accounting standards.

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

Warranty. We provide materials and labor warranty coverage on our products for a defined time period. The estimated cost of warranty is recorded concurrent with the recognition of revenue on the specific product. The estimated cost of warranty is based upon the warranty term, historical labor and material costs for each product group. The basis for our estimates is periodically reviewed. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. These revisions could either positively or negatively impact our results of operations.

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

Investments. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Our ability to realize our recorded deferred tax assets is dependent on a number of factors, including the ability to carry back losses to prior periods, tax planning strategies and the availability of future taxable income. Changes in estimates of future taxable income, the expiration dates of operating loss carry-backs and carry-forwards, and our ability to implement tax planning strategies which are designed to accelerate or increase taxable income will affect the realizability of these deferred tax assets. Specifically, our ability to carry-back losses against previously recognized income will expire on September 30, 2003.

Results of Operations

Third Quarter and First Nine Months of Fiscal 2003 Compared with Third Quarter and First Nine Months of Fiscal 2002

Net Sales. Net sales consist of revenues from sales of semiconductor equipment, installation revenue, spare parts and service. Fiscal 2003 third quarter net sales were $25.0 million down 11.8% from $28.4 million in net sales for the same period of fiscal 2002. Net sales for the nine months of fiscal 2003 were $91.0 million up 5.2% from $86.5 million in net sales for the same period in fiscal 2002. Year over year, third quarter net sales were lower, primarily as a result of reduced order backlog and deferred revenues, the timing of shipments and recognition of revenue from customer system acceptances. The relatively flat revenues for both nine month periods reflect the current trend in the industry. The semiconductor equipment industry continues to be depressed from its previous levels.

Gross Margin. Fiscal 2003‘s third quarter gross margin was 47.8% of net sales, compared to 50.3% for the same period in fiscal 2002. The first nine months of fiscal 2003 gross margin was 45.4% of net sales, compared to the first nine months of fiscal 2002 gross margin of 48.2%. In all periods, gross margin reflects the negative effect of unabsorbed overhead costs resulting from our reduced production and shipment levels. We continued to reduce manufacturing costs in the third quarter of fiscal 2003 through staff reductions. Additionally, our gross margin has been, and will continue to be, affected by a variety of factors, including geographical and product sales mix, average selling price of products sold, the cost of manufacturing, servicing and supporting new and enhanced products and inventory obsolescence.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses include employment costs for sales, marketing, customer support and administrative personnel, travel, communications, sales, service and administrative office expenses and professional fees. SG&A expenses were $12.7 million, or 50.5% of net sales, for the third quarter of fiscal 2003 down from $15.3 million, or 54.1% of net sales, for the third quarter of fiscal 2002. SG&A expenses for the first nine months of fiscal 2003 were $40.3 million, or 44.4% of net sales, down from $44.0 million, or 50.9% of net sales in the first nine months of fiscal 2002. Contributing to the year over year decline in SG&A expenses for both the third quarter and first nine months of fiscal 2003 were reduced employee headcount, wage reductions for most employees, and lower travel expenses. Further reducing SG&A expenses in the third quarter of fiscal 2003 as compared to the same period in fiscal 2002, were lower sales commissions due to reduced sales, especially in Asia. Partially offsetting these SG&A costs reductions were legal expenses associated with ongoing litigation brought by us to protect our intellectual property, which were significantly higher in this year’s third quarter and nine month periods.

Research and Development. Research and development (“R&D”) expense consists of employment costs, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $3.5 million or 13.9% of net sales for the third quarter of fiscal 2003 compared to $5.4 million or 19.2% of net sales for the same period in fiscal 2002. For the first nine months of fiscal 2003, R&D expense was $13.4 million or 14.7% of net sales compared to $17.4 million or 20.1% of net sales for the first nine months of fiscal 2002. The first nine months year over year decrease is primarily attributable to reduced staffing levels and related costs. The third quarter and first nine month decreases as compared to the corresponding prior year periods were also affected by the reversal during the third quarter of fiscal 2003 of R&D expenses relating to a settlement of a commercial dispute with an equipment supplier.

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

Other Income (Expense), Net. Net other income (expense) was a net other income of approximately $330,000 in the third quarter of fiscal 2003 and included, among other items, interest income of approximately $246,000 from short-term investments and income tax refunds, and interest expense of $35,000. Net other income was $615,000 in the first nine months of fiscal 2003, which includes among other items, interest income of $492,000, interest expense of $163,000 and the settlement received from a patent infringement claim against a German manufacturer.

Income Taxes. The benefit from income taxes recorded for the third quarter of fiscal 2003 was $1.6 million compared to an income tax benefit of $2.2 million for the same period of fiscal 2002. For the first nine months of fiscal 2003, the income tax benefit was $4.6 million compared to $7.0 million in last year’s first nine months. Income tax benefits and provisions are made based on a blended estimate of federal, state and foreign effective income tax rates which was revised during the quarter to 39.0% in fiscal 2003. It was 38% in fiscal 2002.

Backlog. Consolidated orders backlog decreased 42.1% to $23.5 million at June 30, 2003, from approximately $40.6 million at June 30, 2002.

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

Deferred Revenue and Deferred Profit. Deferred revenue was $13.1 million at June 30, 2003 compared to $41.4 million at June 30, 2002. Deferred revenue reflects equipment shipped to customers, which has not been accepted by the customer and the revenue has not been recognized by Semitool. Deferred profit is derived from its associated deferred revenue and is included in our current liabilities. At June 30, 2003, deferred profit was $6.4 million compared to $22.5 million at June 30, 2002. If our equipment is not accepted by our customer and the order is cancelled, the deferred revenue and associated deferred profit will not be realized. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

As of June 30, 2003, our principal sources of liquidity consisted of approximately $21.3 million of cash and cash equivalents and $4.1 million in marketable securities.

Cash used in operating activities in the nine months ended June 30, 2003 was $13.0 million. This included a net loss of $7.2 million, non-cash depreciation and amortization of $6.3 million and an increase in net operating assets of $12.1 million. The increase in net operating assets was primarily the result of a $4.9 million increase in inventories to support the introduction of our newest single-wafer platform; a $3.8 million increase in income taxes refund receivable; a $3.3 million reduction in accounts payable; a $3.7 million decrease in accrued expenses; and a $13.9 million decrease in deferred profit as a result of customer acceptances exceeding deferred revenue from shipments in the period. The effect of these changes was partially offset by an $17.5 million decrease in accounts receivable. The decrease in accounts receivable, accounts payable and accrued expenses is primarily attributable to declining sales, production and shipments, which reflect the continuing depressed semiconductor equipment industry.

During the first nine months of fiscal 2003, net sales and maturities of marketable securities provided cash of $2.4 million. Offsetting this cash generation were investments in intangible assets associated with our intellectual property and laboratory equipment.

Cash used in financing activities in the first nine months of fiscal 2003 included long-term debt repayments of $563,000, which included the repayment of the commercial bank portion of the mortgage on our Coopersburg, Pennsylvania facility. The low interest rate mortgage loan provided by the Pennsylvania Industrial Development Authority remains in place.

The following commitments as of June 30, 2003 have been included in the consolidated financial statements, with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

	Payments Due by Period (amounts in thousands)
		Less than	1 - 3	4 - 5	After
	Total	1 year	Years	Years	5 Years
Long-term debt	$2,580	$211	$703	$493	$1,173
Capital lease obligations	52	37	15	--	--
Operating leases	1,000	693	286	21	--
Purchase order commitments	4,075	3,152	923	--	--

Total commitments	$7,707	$4,093	$1,927	$514	$1,173

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

We believe that at our current operating level, cash and cash equivalents and funds generated from the sale of marketable securities and from future operations, including approximately $10 million in income tax refunds receivable from net operating loss carrybacks expected to be received in the fourth quarter of fiscal 2003, will be sufficient to meet our operating and planned capital requirements for the next twelve months including the spending of approximately $1 to $2 million to purchase property, plant and equipment. Since the semiconductor equipment industry is cyclical, our liquidity requirements need to be sufficient to meet not only our needs during an industry downturn, but also to handle our working capital needs in an upturn. We believe that success in our industry requires substantial capital in order to maintain flexibility and to take advantage of opportunities as they arise. We may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. We may sell additional equity or incur debt to fund such activities or to fund greater than anticipated needs and currently have a common stock shelf registration statement in place with an aggregate public offering price of $75 million. The sale of additional equity securities or the issuance of equity securities in a business combination could result in dilution to our shareholders.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. We are in the process of assessing the effect of EITF 00-21 and do not expect the adoption of EITF 00-21, which will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of June 30, 2003, we had approximately $2.6 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. As the Yen is our functional currency in Japan, we use forward exchange contracts to reduce our foreign currency exchange risk related to forecasted sales. At June 30, 2003, we held forward contracts to sell Japanese Yen with a face value of $1,186,000, a market value of $1,175,000 and an unrealized gain of $11,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4. Disclosure Controls and Procedures

Our Company's management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on an evaluation of such controls and procedures as of June 30, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this quarterly report on Form 10-Q. This section of the quarterly report on Form 10-Q is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

        10.41  Employment Agreement between Larry A. Viano and Semitool, Inc. dated June 1, 2003

        10.42  Employment Agreement between Timothy C. Dodkin and Semitool, Inc. dated June 30, 2003

        31.1   Certification of Raymon F. Thompson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)

        31.2   Certification of Larry A. Viano, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)

        Additional Exhibits

         In accordance with the Securities and Exchange Commission, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

        32.1   Certification of Raymon F. Thompson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2   Certification of Larry A. Viano, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

         Current report on Form 8-K dated June 4, 2003, announcing the resignation of William A. Freeman and appointment of Larry A. Viano as Chief Financial Officer.

         Current report on Form 8-K dated July 10, 2003, announcing the resignation of L. Peter Larson as a member of the Board of Directors and the promotion of Timothy Dodkin to the position of Executive Vice President.

        Current report on Form 8-K dated July 29, 2003, reporting third quarter fiscal 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMITOOL, INC.
(Registrant)

Date: August 13, 2003	By: /s/ LARRY A. VIANO
Larry A. Viano Vice President and Chief Financial Officer Signing on behalf of the registrant and as the Principal Accounting and Financial Officer

Exhibit 10.41

June 1, 2003

Mr. Larry Viano
351 Harrison Blvd.
Kalispell, MT 59901

Dear Larry,

This letter will confirm your promotion to Chief Financial Officer of Semitool, Inc. as of June 1, 2003 and outline the terms and conditions of your position.

1.	Your base wage will be $120,000.00 per year, paid semi-monthly.

2.	You will receive options for 20,000 shares of Semitool common stock, subject to the provisions of the stock option agreement.

3.	You will continue to be eligible for all benefits offered to Semitool employees including vacation, health benefits, and the 401(k) plan.

None of the above terms of this letter represent an agreement by you or Semitool, Inc. for any specific length of employment. Either you or Semitool may, at any time, terminate the employment relationship upon notice to the other party. Any controversy or claim arising out of termination of employment shall be settled by arbitration as provided in Montana’s Uniform Arbitration Act. The laws of Montana shall apply to this employment relationship.

/s/ Raymon Thompson	/s/Bob Chamberlain
Raymon Thompson, Chairman	Bob Chamberlain, Director
/s/Howard Bateman	/s/Richard Dasen
Howard Bateman, Director	Richard Dasen, Director
/s/Tim Dodkin	/s/Pete Larson
Tim Dodkin, Director	L. Pete Larson, Director
/s/Dan Eigeman	/s/Donald Baumann
Dan Eigeman, Director	Donald Baumann, Director

Exhibit 10.42

June 30, 2003

Mr. Tim Dodkin
Whitefish, MT 59937

Dear Tim,

Please allow this letter to confirm our conversations regarding your continued role as a key member of the executive management team of Semitool. We want you to continue your current leadership role in global sales, but wish to selectively broaden your involvement with the goal of steering Semitool to an improved market position. In light of your two-year commitment to assume these additional tasks and maintain your primary office residence in the Kalispell head office, we have outlined the terms of these supplemental arrangements.

1.	Status. You will be the Executive Vice President. You will remain the head of global sales and will also work closely with me on tactical and strategic matters for the Company.

2.	Additional Compensation.

A.	Options. You will receive options for 100,000 shares of Semitool common stock, subject to the provisions of the stock option agreement and Board approval. The plan provides for vesting over a five-year period with 5% of the options vesting each quarter.

B.	Housing Assistance. We acknowledge your commitment to stay resident in the head office in Kalispell. We have included a number of items to facilitate the transition.

        Semitool will provide you with scheduled financial assistance (after tax) for relocation, each payment being contingent upon your continuing your primary residence in the head office in Kalispell:

$100,000.00 in the fourth quarter of FY 2003
$100,000.00 in the first quarter of FY 2004
$100,000.00 in the first quarter of FY 2005

        In the unlikely event you or Semitool determines this working relationship is not to continue and you return to the Cambridge office, we will provide a $100,000.00 relocation package (after tax) to defray the cost of your relocation. This element of the package will be in effect for two years beginning August 1, 2003. This is not intended to be a severance package in the event you leave Semitool.

        In addition, a company car of executive class will be made available for your business and personal use during your tenure at the head office.

3.     Salary. You will remain at your current salary, but have the opportunity to restore your previous salary level upon the Company achieving two consecutive profitable quarters, with additional increases depending on future corporate profitability.

4.     Other Benefits & Considerations. We have also outlined your continued benefits.

        You will continue to receive five weeks annual paid vacation. Vacations are subject to company scheduling.

        You will continue to be eligible for all of Semitool’s 401(k), insurance, and medical plans as described in the attached information.

        In view of your primary domicile and residence being in the U.K., we will pay for your immediate family’s reasonable travel between the U.K. and Kalispell.

        None of the above terms of this offer represents an agreement by yourself or Semitool for any specific length of employment. Either you or Semitool may, at any time, terminate the employment relationship upon notice to the other party.

        Any controversy or claim arising out of the termination of employment shall be settled by arbitration as provided in Montana’s Uniform Arbitration Act. The laws of Montana shall apply to this employment relationship.

Tim, we greatly appreciate the commitment you are making to the continued success of Semitool.

Sincerely,
/s/Raymon F. Thompson
Raymon F. Thompson
Chairman of the Board of Directors

Exhibit 31.1

CERTIFICATION

I, Raymon F. Thompson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Semitool, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 13, 2003	By: /s/ RAYMON F. THOMPSON
Raymon F. Thompson
Chairman, President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Larry A. Viano, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Semitool, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 13, 2003	By: /s/ LARRY A. VIANO
Larry A. Viano
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Semitool, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended June 30, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Raymon F. Thompson, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

1.	the Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Dated: August 13, 2003	By: /s/ RAYMON F. THOMPSON
Raymon F. Thompson
Chairman, President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Semitool, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended June 30, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Larry A. Viano, Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

1.	the Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Dated: August 13, 2003	By: /s/ LARRY A. VIANO
Larry A. Viano
Vice President and Chief Financial Officer