Form 10-K
period 2003-09-30
SEMITOOL INC
filed 2003-12-29
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ____________

Commission File Number 0-25424

SEMITOOL, INC.
(Exact Name of Registrant as Specifited in Its Charter)

Montana	81-0384392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Semitool, Inc.
655 West Reserve Drive, Kalispell, Montana 59901
(406) 752-2107
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2003 (based on the last reported sale price on the Nasdaq National Market as of such date) was $67,329,515.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 11, 2003 was 28,481,027.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held February 17, 2004.

PART I

Introduction – Forward-Looking Statements

        Statements contained in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included in the discussion of our business, properties and legal matters and include, without limitation, statements regarding:

  trends in the semiconductor industry,
  Semitool’s solutions for electrochemical deposition and wafer surface preparation, our strategy to increase our market share,
  the performance and acceptance of our products,
  manufacturing strategy,
  the pursuit of new and growing markets,
  competition,
  patent filings,
  environmental regulations,
  research and development,
  the ability to maintain worldwide sales, service and customer support, and the impact of litigation on our business.

        Other forward-looking statements made below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere include statements relating to:

  accounting policies and estimates,
  use of sales, service and support organizations,
  the contribution of international sales to net sales,
  backlog and deferred revenue,
  gross margins,
  results from operations,
  the ability to finance activities,
  interest expense,
  the sufficiency of funds, and
  effects of new accounting standards.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties are detailed under the heading “Factors That Might Affect Our Future Financial Results and Stock Price” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1. Business

Overview

        We design, manufacture, install and service highly engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for electrochemical deposition, wafer surface preparation and wafer transport container cleaning. Our electrochemical deposition systems are used for plating copper and gold for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Typically, there are hundreds of manufacturing steps in fabricating semiconductor devices and after many of these steps a wet cleaning, stripping or etching process is required. Our customers include many of the major semiconductor device and wafer level packaging manufacturers worldwide.

        Semitool, a Montana corporation, was founded in 1979 and is headquartered in Kalispell, Montana. Our mailing address is 655 West Reserve Drive, Kalispell, MT 59901 and our telephone number is 406-752-2107. Additional information about the Company is available on our website at http://www.semitool.com. On our Investor Relations page on our website, we post the following filings as soon as practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our own Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Our Form 10-K and other filings also are available at the Securities and Exchange Commission’s website at http://www.sec.gov.

Industry Background

        The semiconductor industry produces microelectronic devices that are used in a broad array of consumer and industrial products such as computers, cellular phones, televisions, audio systems and automobiles. The semiconductor equipment industry, of which we are a part, serves the semiconductor industry.

        Microelectronic devices consist of millions of microscopic transistors and other components that store information and allow the execution of instructions. These components are connected together with metal wiring to form the functional IC. Fabrication of an IC involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment and chemical media. ICs are fabricated on substrates, or wafers, made of a semiconductor material, most commonly silicon. The fabrication process involves, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films and repeated cleaning, stripping and etching processes to prepare the surface for the next step. When completed, the wafer may contain several hundred ICs. Traditionally, the individual ICs are separated from the wafer by a process involving sawing, or dicing, after which the wafer is cleaved into separate ICs. The IC is then packaged by connecting it to pins via metal wires or contacts and encapsulating the IC in a polymer. Some manufacturers are using a newer process that allows for packaging the ICs before they are separated from the wafer. The packaged microelectronic devices are then placed into an electronic product, such as a computer or cellular phone.

        Cleaning, stripping, etching or otherwise conditioning the surface of the wafer are steps repeated throughout the semiconductor fabrication process. These processes are important, since the integrity of the next step may depend strongly on the effectiveness of the cleaning, stripping, or etching step. In addition, process reliability and particle contamination are increasingly critical, as shrinking device dimensions link ever-smaller contaminants and lower contamination levels to IC failure. Relatively new materials such as copper and low-K dielectrics are changing the manner in which deposition processes are performed, and these fundamental material changes influence the direction of process development.

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

        The semiconductor industry is showing an increased interest in spray processing systems in both single-wafer and batch formats. Reasons for this include the more aggressive nature of a spray process when compared to an immersion process and the reduced footprint, which saves costly clean room space. Spray systems, especially in a single-wafer format, may offer a greater potential for efficiently processing wafers containing ICs with smaller feature sizes on large substrates as they offer greater control of the process.

        Newer packaging technologies have been developed and are being adopted by the industry to enable smaller personal products such as PDAs and mobile phones. These technologies are called wafer level or chip-scale packaging. This method packages the IC’s while they are still in the wafer-state, so that upon separation from the wafer the IC can be directly placed into an electronic product. Wafer level packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology. Wafer level packaging uses fabrication processes similar to IC fabrication and includes, among others, electrochemical deposition for connective solder and gold bumps, photoresist stripping and under-bump metal etching.

        Reducing the size of each IC increases the number of ICs that can be fabricated on any size wafer. This reduces the cost per device on a given wafer and, in addition, provides a potential for increased capacity on existing equipment. To further reduce costs, the industry has begun a migration to the 300mm, or 12 inch, diameter wafer from the common 200mm, or 8 inch, wafer size. Most 300mm processing cannot be performed on previous generations of equipment, necessitating the purchase of new systems. While new 200mm fabs continue to be built, most new fabs are now 300mm. As 300mm fabs cost more to build and provide greater capacity, it is possible that fewer will be built as compared to 200mm fabs.

        The semiconductor industry has experienced significant growth in semiconductor foundry capacity. A foundry is a manufacturer that fabricates devices on a contract basis for IC designers that typically do not have a fabrication capability or may not have sufficient capacity to meet their own needs. Most of the foundry growth has been in Asia, particularly Taiwan. It is anticipated that China may provide a base of further expansion of foundries, which is expected to provide a substantial market for semiconductor equipment.

        Despite broad-based markets, the semiconductor industry experiences business cycles that are punctuated by periods of either under or over supply. In general, in periods of under supply, semiconductor manufacturers increase capital equipment spending and, conversely, in periods of over supply reduce their capital equipment spending. However, the market for semiconductor equipment also is characterized by rapid technological development and product innovation. As a result, to meet new technological advancements, manufacturers may purchase new equipment despite the timing of the market cycle.

The Semitool Solutions

        We leverage our extensive experience to provide equipment and process solutions for the electrochemical deposition, wafer surface preparation, cleaning, stripping and etching segments of the semiconductor equipment market.

        Electrochemical Deposition Solutions. Our electrochemical deposition, or ECD, systems incorporate proprietary electroplating technology on a platform that processes one wafer at a time in multiple process chambers. Our leading single-wafer design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration. Typically, these systems include a combination of ECD and surface preparation process chambers to address a customer’s specific application. ECD applications include copper interconnect and seed layer repair for logic and power ICs, gold bumps for high speed communication ICs, and solder bumps for advanced wafer level packaging. These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers’ capacity requirements. We introduced our first electroplating system in 1993 and continue to be a technological leader in electroplating applications for the semiconductor industry. Selling prices of these systems typically range from approximately $1.5 to $2.8 million.

        Single-Wafer Surface Preparation Solutions. Our single-wafer processing systems for wet cleaning, stripping and etching are available to accommodate 150mm, 200mm and 300mm wafer sizes. These systems share a common platform with our ECD equipment and are designed with a linear arrangement of the processing chambers for high volume production. In addition, our patented Capsule process chamber provides selectable processing for each side of the wafer. Selling prices for these systems range from $1.5 to $2.6 million.

        Batch Wafer Surface Preparation Solutions. Our batch systems for wet cleaning, stripping and etching applications include fully and semi-automated systems for 150mm, 200mm and 300mm wafer processing in up to 50 wafer batches. These systems use proprietary spray technology to deliver the chemicals, deionized water and gases to the wafer surface in an enclosed chamber. The wafers are spun on their axis and exposed to a sequenced spray of chemicals and dry nitrogen gas to process and dry the wafers. This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time. Our cost-effective ozone and water based cleaning process, called HydrOzone, is available on selected systems. This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time and water consumption. Selling prices for these systems range from under $15,000 to $2.0 million.

Strategy

        Our objective is to increase our worldwide market share in electrochemical deposition, surface preparation, wafer level packaging and ancillary applications used by the semiconductor and related industries. Our business strategy incorporates the following key elements:

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technological leader in surface preparation and electrochemical deposition. Our focus is on delivering leading-edge technical innovation and system reliability with yield enhancement and low cost of ownership. We believe these factors are the leading drivers for market acceptance of semiconductor processing equipment.

        Offer a Broad Range of Products Incorporating Innovative Wet Processing Technologies. We offer a broad range of differentiated products for use in diverse process applications to broaden our opportunity in the semiconductor related markets and with each customer.

        Integrate Design and Manufacturing Expertise. Our strategy is one of close integration of design and manufacturing, coupled with selective vertical manufacturing integration to achieve innovative solutions, cost and quality advantages and to reduce the time to market for new products and product enhancements.

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

Products

        Our broad product suite of highly engineered, innovative processing systems leverages our core wet chemical processing expertise, and more than two decades of experience building and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are electrochemical deposition equipment, primarily for the plating of copper, gold and solder, multi-wafer batch and single-wafer cleaning, stripping and etching equipment and wafer transport container cleaning equipment. All of these solutions leverage and extend our original spin-spray technologies.

        Electrochemical Deposition (ECD) Products

RAIDER ECD
        The Raider ECD is an automated single-wafer processor for high volume electrochemical deposition. The specific configuration of its multiple processing chambers determines which semiconductor IC and advanced packaging markets the Raider ECD serves. For copper interconnect, several process steps can be integrated onto a single system such as ECD seed layer repair, ECD fill, wafer backside clean, bevel-edge clean, film thickness metrology and rapid thermal anneal. The tool uses our proprietary computational fluid dynamics, or CFD, designed processing chamber arranged in a linear format. This CFD chamber allows the user to optimize plating profiles for downstream operations such as better matching of film characteristics to chemical-mechanical planarization equipment, resulting in reduced processing time and cost. Our proprietary Capsule cleaning chamber, which is also used in our Raider SP, is integrated into the tool for bevel-edge and other cleaning processes. The modularity of the platform provides our customers with the flexibility to configure the chamber mix to meet their specific needs. The primary applications for the Raider ECD are copper, gold, nickel, platinum and solder depositions. It is available to accommodate 150mm, 200mm and 300mm wafer sizes.

ACMS
        The Advanced Chemical Management System, or ACMS, is an automated electroplating bath control unit. It maintains the desired chemical balance in the plating baths by automatically analyzing and replenishing the chemical constituents using our proprietary technology. Fully integrated with the Company’s ECD systems, the primary applications are copper and solder deposition.

        Single-Wafer Surface Preparation Products

RAIDER SP
        The Raider SP is a fully automated system with up to ten single-wafer process chambers for high volume production. The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry. The tool can be equipped with our proprietary Capsule chamber, which allows side selectable processing. In addition, the system can be equipped with spray, immersion, megasonic, or vapor process chambers. Applications include wafer backside, bevel and edge clean for removal of unwanted copper and other contamination, post-etch polymer removal, critical pre-deposition cleans, and metal etching. The Raider SP is available to accommodate 150mm, 200mm & 300mm wafer sizes.

        Batch Wafer Surface Preparation Products

SIRIUS
        Introduced to the market during fiscal 2002, the Sirius was designed specifically to deliver our patented HydrOzone process. HydrOzone, using a minimal amount of deionized water and ozone is a low cost, low environmental impact process option in comparison to the typical processes used for photoresist stripping, photolithography rework and organic cleans as it does not require the use of sulfuric acid with its related used, disposal and delivery costs. The Sirius is a manually loaded semi-automated system with a 50 wafer capacity spray processing chamber. The system is available to accommodate either 200mm or 300mm wafer sizes.

SPECTRUM & SPECTRUM HO
        The Spectrum is an advanced automated batch processing system for cleaning, stripping and etching applications. Its compact modular design features high throughput, flexible process formats and precise control for low cost of ownership. In addition to our proprietary spray processing modules, the Spectrum can be equipped with immersion and surface tension gradient dry capabilities. It can be configured to use either corrosives, solvents or our proprietary hydrozone (Spectrum HO) based processes for polymer removal, photoresist strip and critical cleaning applications. The Spectrum is available to accommodate both 200mm and 300mm wafer sizes.

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

SCEPTER
        The Scepter series is an advancement of our semi-automated products, the SATs, SSTs, and SRDs, that offers double the productivity of the 25 wafer capacity tools by processing 50 wafers at a time in nearly the same system footprint. The Scepter can process wafer sizes up to 200mm in diameter.

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

Customers, Sales and Marketing

        Our customers include leading worldwide semiconductor manufacturers. The following is a representative list in alphabetical order of our largest United States and international customers:

Advanced Micro Devices Agilent Technologies Anadigics Cree Headway Technologies Hewlett Packard IBM Infineon	Intel Maxim Integrated Products Micron Technology Motorola National Semiconductor NEC Sandia National Laboratories Sanyo	Seagate
Semiconductor Mfg. Intl. Corp.
Siliconware Precision Industries
STMicroelectronics
Taiwan Semiconductor Mfg. Co. LTD
Texas Instruments
United Microelectronics Corporation
United Monolithic Semiconductors

        Our top ten customers accounted for 58.4%, 58.6% and 38.7% of net sales in fiscal 2003, 2002 and 2001. Advanced Micro Devices accounted for 19.4% and 21.2% of our net sales in fiscal 2003 and fiscal 2002, respectively. No customer accounted for over 10% of net sales in fiscal 2001.

        International sales, primarily in Europe, Asia and Japan, accounted for approximately 61.4% of consolidated net sales in fiscal 2003, 62.6% of consolidated net sales in fiscal 2002 and 63.8% of consolidated net sales for fiscal 2001. While the relative proportion of international sales to total consolidated sales is nearly unchanged from fiscal 2002 to 2003, the geographic mix has shifted. On a combined basis, sales in Japan and Korea declined nearly 17% year-over-year, while the rest of Asia and Europe declined by lesser amounts. We have direct sales and customer support organizations located in Europe, Japan, Singapore and Korea, and for some products, an independent distributor serves Japan. Independent sales representatives serve Taiwan and China. We market and sell our products in the United States through our sales organization, which includes direct sales personnel and a limited use of independent sales representatives for specific products.

        Field service personnel and application engineers located in the United States, Europe, Japan and Asia, provide warranty service, post-warranty service and equipment installation. Field service engineers are located at over 40 sites throughout the world, including dedicated site-specific engineers at certain customer locations pursuant to customer agreements. We also provide service and maintenance training, as well as process application training for our customers’ personnel on a fee basis. Spare parts inventories are maintained in 19 outsourced locations throughout the world, which allows us to offer same day or overnight delivery in most instances.

Backlog and Deferred Revenue

        Consolidated orders backlog was $19.9 million at September 30, 2003, down 27.9% from $27.6 million at September 30, 2002. Semiconductor equipment orders represented 100% of consolidated orders backlog at September 30, 2003 and September 30, 2002.

        We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. During periods of downturns in the semiconductor industry, we have experienced significant cancellations and delays.

        Our deferred revenue relates to equipment already shipped to customers and equipment subject to installation that will be recognized as sales when acceptance is received from the customer. At September 30, 2003, deferred revenue was $10.7 million, a decrease of 72.1% as compared to deferred revenues of $38.3 million at September 30, 2002. The associated deferred profit was also lower at September 30, 2003. Deferred revenue is not included in orders backlog.

        As a result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays, and acceptances of shipped equipment carried in deferred revenue, the backlog at any particular date and the orders bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period.

Manufacturing

        Most of our manufacturing is conducted at our facilities located in Kalispell, Montana. Our manufacturing operations are selectively vertically integrated to include metals and plastics fabrication and finishing capabilities, component parts and final product assembly, and extensive product development capabilities. Manufacturing personnel work closely with product development engineers to enhance manufacturability and facilitate the transition from prototype to full-scale production. Our high-volume manufacturing line provides responsive lead time delivery of our products. Component and product prototyping typically is performed internally, reducing the time to market for new products and product enhancements.

Research and Development

        We believe that timely development of products is necessary to remain competitive in an equipment market characterized by rapid technological change and product innovation. We devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. We maintain extensive demonstration and process development laboratories at our facilities in Montana, including two clean rooms for demonstrating, testing and developing products. Research and development personnel work directly with customers, vendors, and research institutes to develop new processes and to design and evaluate new equipment.

        Expenditures for research and development, which are expensed as incurred, were approximately $18.1 million in fiscal 2003, $23.1 million in fiscal 2002 and $27.5 million in fiscal 2001. These expenditures, as a percentage of our net sales, represented approximately 15.5%, 18.7% and 10.7% in each of these fiscal years.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological change. Significant competitive factors in the semiconductor equipment and related markets in which we compete include: system performance, quality and reliability, cost of using our equipment, ability to ship products in the time required, timeliness and quality of technical support service, our success in developing new and enhanced products, pricing and payment terms. We face substantial competition from established competitors, some of which have greater financial, marketing, technical and other resources, broader and integrated product lines, more extensive customer support capabilities, and larger sales organizations and installed customer bases. Our primary competitors in electrochemical deposition include Applied Materials, Inc., Novellus Systems, Inc., and Ebara Corporation. In wet surface preparation applications, our competition includes Applied Materials, Inc., FSI International, Inc., Mattson Technology, Inc., SEZ Holding, AG, Tokyo Electron, Ltd. and wet bench manufacturers. We believe that we compete favorably with these manufacturers. We may also face competition from new market entrants.

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

Patents and Other Intellectual Property

        We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 215 U.S. patents, some with pending foreign counterparts, have 190 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. We currently are involved in patent litigation, which is described in Item 3, Legal Proceedings. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others, other than as alleged by Novellus, Inc., which is described in Item 3, Legal Proceedings, further commercialization of our products could provoke claims of infringement from third parties.

        In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these agreements may be breached and we may not have adequate remedies. In any case, others may come to know about or determine our trade secrets through a variety of methods.

        From time to time, we receive invitations to take a license to other parties’ patents or to grant a license on our technology. We evaluate these potential transactions on a case-by-case basis. Offers to us to take a license that are rejected by us could lead to an offeror making a claim of infringement.

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

Employees

        At September 30, 2003, we had 701 full-time and temporary employees worldwide. None of our employees are represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position
Raymon F. Thompson (1)	62	Chairman of the Board, President and Chief Executive Officer
Timothy C. Dodkin (2)	54	Executive Vice President
Larry A. Viano (3)	49	Vice President and Chief Financial Officer
Dana R. Scranton (4)	48	Vice President, Surface Preparation Technology
Richard P. Schuster (5)	47	Vice President, Global Service

(1)     Raymon F. Thompson founded Semitool in 1979 and serves as our Chairman, President and Chief Executive Officer. In 1979, Mr. Thompson designed, patented and introduced the first on-axis spin rinser/dryer for the semiconductor industry.

(2)     Timothy C. Dodkin has been employed by us since 1985 and has served on our Board of Directors since 1998. Mr. Dodkin has held a number of sales-related positions including Senior Vice President, Global Sales and Marketing and, since June 2003, has served as Executive Vice President. Prior to joining us, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

(3)     Larry A. Viano joined us in 1985 and has served as our Vice President and Chief Financial Officer since May 2003. He also serves as our Secretary, Treasurer, Principal Accounting Officer and Controller. He is a Certified Public Accountant.

(4)     Dana R. Scranton has served as our Vice President, Surface Preparation Technology since September 2001. Mr. Scranton has 11 years of experience with Semitool in the areas of engineering, product management and marketing. Mr. Scranton has a total of 16 years experience in the semiconductor capital equipment business.

(5)     Richard P. Schuster joined us in 1984 and has served as our Vice President, Global Service since February 2002.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

Item 2. Properties

        We have two manufacturing facilities located on sites in Kalispell, Montana with approximately 200,000 square feet in the aggregate. We also own a building and land located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. During fiscal 2001, we sold land and buildings that we owned in Cambridge, UK and during fiscal 2002, construction was completed on an office building on land retained at that location. We also lease 13 other smaller facilities worldwide, which are used as sales and customer service centers.

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

Item 3. Legal Proceedings

        On January 16, 2002, we filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc., referred to collectively as TEL, in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleged infringement of our U.S. Patent 5,784,797 entitled “Carrierless Centrifugal Semiconductor Processing System (‘797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition, the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled “Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed”; U.S. Patent 5,446,416 entitled “Resist Processing Method”; and U.S. Patent 5,740,053 entitled “Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus”. After reaching an out-of-court settlement, on October 17, 2003 the court entered an order dismissing the claims and counterclaims of both parties. The terms of the settlement are confidential, except that there was no exchange of monetary compensation.

        In June 2001, we filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. (Case No. CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool’s U.S. Patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” (‘181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has counterclaimed for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. On July 22, 2002, the District Court dismissed with prejudice Novellus’ counterclaim for infringement of U.S. Patent 6,179,983. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the remaining counterclaims are without merit and we are contesting the actions vigorously. A trial date has been set for the suit against Applied Materials in February 2004, and in November 2004 for Novellus and Ebara. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

PART II

Item 5. Market for Our Common Stock and Related Shareholder Matters

Our Common Stock is traded under the symbol “SMTL” principally on the Nasdaq National Market. The approximate number of shareholders of record at December 11, 2003 was 146 and the reported last sale price on that date of our common stock on the Nasdaq National Market was $10.98. The high and low sales prices for our common stock reported by the Nasdaq National Market are shown below.

	Common Stock Price Range
	Fiscal Year
	Ended September 30,
	2003		2002
	High	Low	High	Low
First Quarter	$7.29	$4.29	$13.08	$8.14
Second Quarter	$7.09	$4.09	$13.47	$9.05
Third Quarter	$6.00	$3.98	$15.20	$7.39
Fourth Quarter	$9.59	$4.84	$8.68	$4.40

Since our initial public offering of Common Stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

	Year Ended SeptembEr 30,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Net sales	$117,048	$123,687	$256,467	$239,447	$122,528
Gross profit (1)	35,254	59,083	128,092	126,701	57,648
Income (loss) from operations	(35,269)	(24,463)	32,509	36,669	(12,741)
Gain on sale of subsidiary (2)	--	--	31,054	--	--
Net income (loss) before cumulative effect of
change in accounting principle	(21,151)	(14,238)	43,258	24,426	(6,745)
Cumulative effect of change in accounting
principle (net of tax) (3)	--	--	(17,645)	--	--
Net income (loss)	(21,151)	(14,238)	25,613	24,426	(6,745)
Basic earnings (loss) per share	(0.74)	(0.50)	0.90	0.87	(0.24)
Diluted earnings (loss) per share	(0.74)	(0.50)	0.89	0.85	(0.24)
Average number of basic common shares	28,446	28,410	28,333	28,062	27,594
Average number of diluted common shares	28,446	28,410	28,769	28,783	27,594

Balance Sheet Data:
Cash, cash equivalents and marketable securities	27,935	40,840	46,837	6,711	4,789
Working capital (1)	73,108	90,997	106,730	79,498	52,308
Total assets	138,774	183,663	200,090	202,660	131,884
Short-term debt	228	435	1,192	21,724	10,541
Long-term debt and capital leases	2,322	2,912	3,265	3,653	3,911
Shareholders' equity	100,677	121,422	133,199	108,632	81,025

(1)	In the fourth quarter of fiscal 2003, we wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform.
(2)	We sold our wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.
(3)	The cumulative effect is the result of our adopting the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.” Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for fiscal years prior to 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition andResults of Operations

        We design, manufacture, market, install and service our highly engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit (IC) manufacturing and include systems for electrochemical deposition, wafer surface preparation and cleaning of wafer containers. Our electrochemical deposition systems are used for plating copper and gold for the IC’s internal wiring, or interconnects, solder and gold bumps for wafer level packaging applications and other metals for various semiconductor and related applications. The surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etch. Typically, there are hundreds of manufacturing steps in fabricating semiconductor devices and after many of these steps a wet cleaning, stripping or etching process is required. Our customers include many of the major semiconductor device and wafer level packaging manufacturers worldwide.

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

Revenue Recognition
        Our revenue recognition policy, as discussed in Note 1 to the financial statements located in Item 8 below, is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as cost of sales, installation, warranty and commission expenses. We follow specific guidelines in measuring revenue; however, certain judgments such as the definition of a new customer environment and new acceptance criteria or if installation is perfunctory may be required in the application of our revenue policy.

Inventories
        We write down the carrying value of inventories for estimated obsolescence and marketability based upon assumptions about future use, demand and market conditions. If actual future use, demand or market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required, as they were during fiscal 2003, when the introduction of a new product rendered certain inventory obsolete.

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

Deferred Tax Assets
        We make estimates to determine the amount of our deferred tax assets that we believe is more likely than not to be realized. We consider future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance; however, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, a decrease in the deferred tax asset would negatively impact our results of operations in the period such determination was made.

Results of Operations

        The following table sets forth our consolidated results of operations for the periods indicated expressed as a percentage of net sales:

	Year Ended September 30,
	2003		2002		2001
Statement of Operations Data:
Net sales	100.0%		100.0%		100.0%
Cost of sales (1)	69.9		52.2		50.1

Gross profit	30.1		47.8		49.9

Operating expenses:
Selling, general and administrative	44.8		48.9		26.5
Research and development	15.5		18.7		10.7

Total operating expenses	60.3		67.6		37.2

Income (loss) from operations	(30.2)		(19.8)		12.7
Other income (expense), net	0.5		1.2		1.1
Gain on sale of subsidiary (2)	--		--		12.1

Income (loss) before income taxes and
cumulative effect of change in accounting principle	(29.7)		(18.6)		25.9
Income tax provision (benefit)	(11.6)		(7.1)		9.0
Cumulative effect of change in accounting
principle, net of tax benefit (3)	--		--		(6.9)

Net income (loss)	(18	.1)%	(11	.5)%	10.0%

(1)	In the fourth quarter of fiscal 2003, we wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform.
(2)	We sold our wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.
(3)	The cumulative effect is a result of our adopting the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB 101), “Revenue Recognition in Financial Statements.”

Results of Operations for the Fiscal Years Ended September 30, 2003, 2002 and 2001

Change in Accounting Principle
        In December 1999, the staff of the Securities and Exchange Commission, or SEC, issued staff accounting bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101. During the fourth quarter of fiscal 2001, we adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until acceptance. Sales of existing products into customer environments where the product has previously been accepted are treated as multiple element arrangements if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment.

        As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million after reduction for income taxes of $8.7 million, or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The resulting deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The change in revenue recognition did not affect our cash flow.

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

Consolidated Net Sales
        Consolidated net sales were $117.0 million for fiscal 2003, $123.7 million for fiscal 2002 and $256.5 million for fiscal 2001. This two year downward trend in sales reflects the state of the semiconductor and semiconductor equipment industries. Although there are signs that an industry upturn has begun, we are still cautious as to the timing and extent of an upturn in demand for our products. Customer purchases in fiscal 2003 and 2002 were primarily focused on newer technology products, especially single-wafer cleaning tools, rather than in fiscal 2001 where customers purchased products that also added to their manufacturing capacity. Product sales in fiscal 2003 continued the trends of fiscal 2002 to 300mm equipment and single-wafer platforms. Neither fiscal 2003 or 2002 included sale of software as compared to the $7.4 million in software sales in fiscal 2001. Those sales in fiscal 2001 occurred prior to February of that year when we sold our software division.

        In fiscal 2003, electrochemical deposition products contributed 25%, cleaning, stripping and etching products contributed 45% and parts, service and other contributed 30% to net sales compared to 34%, 40% and 26% contributed in fiscal 2002. This reflects normal year-to-year fluctuations.

        The geographic distribution of net sales in fiscal year 2003 was North America, 38.8%, Europe, 31.4%, and Asia, including Japan, 29.8%. While the relative proportion of international sales to total consolidated sales for fiscal 2003 is nearly unchanged from the previous fiscal year, the geographic mix has shifted. On a combined basis, sales in Japan and Korea declined nearly 17%, while the rest of Asia and Europe declined by lesser amounts. The geographic distribution of net sales in fiscal year 2002 was as follows: North America, 37.5%, Europe, 37.1%, and Asia, including Japan, 25.4%.

        Fiscal 2003 shipments totaled $95.9 million, compared to $123.8 million in fiscal 2002 and $229.4 million in fiscal 2001.

Orders Backlog
        Orders backlog decreased 27.9% to $19.9 million at September 30, 2003 from $27.6 million at September 30, 2002. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. In fiscal 2003, we experienced both cancellations and the forward rescheduling of equipment delivery dates by customers. Because of these factors and orders placed and shipped in the same quarter, our orders backlog is not necessarily indicative of actual revenue for any succeeding period.

Deferred Revenue
        Under the SAB 101 method of revenue recognition, certain revenues and their associated profit are deferred and recognized when customer acceptance is received. Deferred revenue at September 30, 2003 was $10.7 million, down 72.1% from fiscal 2002’s $38.3 million, as a result of lower shipment levels due to the downturn in the semiconductor industry.

Gross Profit
        Our gross margin for fiscal 2003 was 30.1%, compared to 47.8% in fiscal 2002 and 49.9% in fiscal 2001. The year-over-year decrease in gross margin from fiscal 2002 is primarily attributable to the write-down of $19.1 million in inventory due to obsolescence, which was caused by the introduction of a new product. The gross margin decrease from fiscal 2001 to fiscal 2002 was primarily attributable to reduced manufacturing overhead absorption, as a result of our lower operating levels, higher inventory obsolescence and changes in sales mix.

        Our gross margin has been and, we believe, will continue to be affected by a variety of factors, including the cost to manufacture, service and support new and enhanced products, inventory obsolescence, the mix and average selling prices of products sold and operating level.

Selling, General and Administrative
        Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel, travel, communications, sales, service and administrative office expenses and professional fees. SG&A expenses were $52.4 million, $60.5 million and $68.0 million for each of fiscal years 2003, 2002 and 2001. As a percentage of net sales, selling, general and administrative expenses were 44.8%, 48.9% and 26.5% for the same periods. The downward trend in SG&A expenses in absolute dollars from fiscal 2002 to fiscal 2003 is the result of continued cost control during the industry downturn. Reduced staffing and related expenses resulted in cost reductions, which were partially offset by increased legal expenses related to patent litigation.

        The decrease in absolute dollars in selling, general and administrative expenses from fiscal 2001 to fiscal 2002 is primarily the result of cost reductions, which include manpower reductions and lower sales commissions. These decreases were partially offset by a $4.4 million increase in legal expenses associated with ongoing patent litigation brought by us to protect our intellectual property.

Research and Development
        Research and development (R&D) expense consists of employment costs, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expenses were $18.1 million for fiscal 2003, $23.1 million for fiscal 2002 and $27.5 million for fiscal 2001. As a percentage of net sales, research and development expenses were 15.5%, 18.7% and 10.7% for each of these years. The decline in fiscal 2003 R&D expenses as compared to fiscal 2002 is continued cost control in the form of staff reductions and related expenses. R&D projects in fiscal 2003 include the further development of our Raider products for single-wafer electrochemical deposition and single-wafer cleaning, stripping and etching in both 200mm and 300mm.

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

Other Income (Expense), Net
        Other income (expense), net was income of $596,000 for fiscal 2003, $1.5 million for fiscal 2002 and $2.9 million for fiscal 2001. The primary components of other income, net in each of fiscal years 2003, 2002, and 2001 were a foreign exchange loss of $284,000, a foreign exchange gain of $364,000 and a foreign exchange loss of $46,000 and interest income of $590,000, $943,000 and $1.1 million, which were partially offset by interest expense of $205,000, $205,000, and $802,000. In fiscal 2001, we recorded a gain of $2.3 million on the sale of land and buildings that we owned in Cambridge, UK. The foreign exchange gains primarily consist of net gains and losses resulting from the re-measurement of our balance sheet amounts denominated in non-U.S. currencies into U.S. Dollars, which is our functional currency. The currency exchange gains and losses were due primarily to fluctuations of the U.S. Dollar against the Japanese Yen and the Euro.

Income Taxes
        The $13.5 million income tax benefit recorded in fiscal 2003 compares to an $8.7 million tax benefit in fiscal 2002 and a $23.2 million tax provision for fiscal 2001. The effective income tax rate for each of fiscal years 2003, 2002, and 2001 was 39.0%, 38.0%, and 34.9%. The anticipated tax rate for fiscal 2004 is 33.0%, but this expectation can be affected by tax legislation, geographic composition of our pretax income and research and experimentation credits as a percentage of pretax income. If we are not able to generate taxable income in fiscal 2004, our effective tax rate could go to zero as we may be unable to utilize operating losses generated. In this event, we would also need to write-down a portion or all of our net deferred tax assets of $6.6 million.

Liquidity and Capital Resources

        Cash and cash equivalents and marketable securities at September 30, 2003 were $27.9 million down $12.9 million from the beginning of the year. During fiscal 2003, cash used in operations was $10.1 million, which contrasts with fiscal 2002 when cash provided by operations was $2.0 million. The year-over-year change in cash from operations is primarily attributable to the net loss adjusted for non-cash benefits, most notably the inventory write-down of $19.1 million, depreciation and amortization and decreases in deferred tax assets. Changes in working capital accounts, notably decreases in trade receivables provided $16.5 million in cash, but were offset by an increase in income tax refund receivable of $8.4 million related to the net operating loss, and reductions in deferred profit of $15.2 million, the result of the industry-wide downturn.

        We expect future accounts receivable and inventory balances to fluctuate with net sales. As is customary in the semiconductor manufacturing equipment industry, products are generally built to fill specific customer orders, with typical order fulfillment times ranging from four to six weeks for certain products to six months or longer for more complex products. Accordingly, while our finished goods inventory accounts for 24.0% of total inventory at September 30, 2003, overall inventory levels tend to fluctuate with the level and type of orders received and order cancellations.

        Cash used in investing activities for fiscal 2003 was $788,000 as compared to cash used in investing activities of $6.7 million for the year ended September 30, 2002. Cash used to purchase plant, property and equipment in fiscal 2003 was $1.3 million and primarily included laboratory equipment. Consistent with our focus on product and process development, we further invested in our development and demonstration laboratories with a transfer of $2.6 million in finished goods inventory to plant, property and equipment in fiscal 2003. Cash invested in intangible assets, which primarily consisted of intellectual property rights, was approximately $1.5 million in fiscal 2003 compared to $1.7 million for fiscal 2002.

        Cash used in financing activities for fiscal 2003 primarily consisted of net repayments on long-term borrowings of $634,000 compared to $317,000 in long-term debt repayments in fiscal 2002. The exercise of stock options in fiscal 2003 provided $69,000 in cash compared to $255,000 in fiscal 2002.

        The following commitments as of September 30, 2003 have been included in the consolidated balance sheet and statement of operations included under Item 8. Financial Statements and Supplemental Data, with the exception of purchase order commitments which are properly excluded under general accepted accounting principles, and they are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

	Payments Due by Period (amounts in thousands)

		Less than	1 - 3	4 - 5	After
	Total	1 year	Years	Years	5 Years

Long-term debt	$2,528	$214	$462	$513	$1,339
Capital lease obligations	23	15	8	--	--
Operating leases	1,080	706	364	10	--
Purchase order commitments	5,266	4,289	977	--	--

Total commitments	$8,897	$5,224	$1,811	$523	$1,339

        Semitool has agreements with Mr. Raymon F. Thompson, the Company’s chairman, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,094,000, $2,600,000 and $2,127,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The current rental rate is approximately $175,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table.

        As of September 30, 2003, our principal sources of liquidity consisted of approximately $23.0 million of cash and cash equivalents, $4.9 million in marketable securities, and ongoing operations. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2004, and into the foreseeable future. We estimate capital expenditures will be between $3.0 to $5.0 million during fiscal 2004. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement, to issue other financial instruments or to obtain a suitable credit facility, whichever management deems advisable. However, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments or that we will be able to obtain a credit facility on acceptable terms.

Litigation

        We currently are involved in patent litigation which is described in Item 3, “Legal Proceedings”. Although we are not aware of any infringement by our products of any patents or proprietary rights of others, other than as alleged by Novellus, Inc., which is described in Item 3, “Legal Proceedings”, further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation, including the litigation in which we currently are engaged, could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

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

        Cyclicality in the semiconductor industry and the semiconductor equipment industry has historically led to substantial variations in demand for our products and may from time to time continue to do so.

        Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. Our business depends upon the capital spending of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry recently experienced a downturn, which seriously affected our operating results. Typically, the semiconductor equipment industry experiences a more pronounced percentage decrease in revenues than the semiconductor industry as a whole.

        The semiconductor industry may continue to be depressed in fiscal 2004, and:

  demand in the semiconductor industry may continue to decline;
  any recovery of the semiconductor industry may not result in an increased demand by semiconductor manufacturers for capital equipment or our products; and
  the semiconductor industry may experience other, possibly more severe and prolonged, downturns in the future.

        Any failure of the semiconductor industry to fully recover from this downturn will harm our business, financial condition, results of operations and cash flows.

        Our quarterly operating results have varied in the past and probably will continue to vary significantly in the future, causing volatility in our stock price.

        Our quarterly operating results have varied significantly in the past and may continue to do so in the future, which could cause our common stock price to decline. Some of the factors that may influence our operating results and subject our common stock to price and volume fluctuations include:

  changes in customer demand for our systems, which is influenced by economic conditions and technological developments in the semiconductor industry;
  demand for products that use semiconductors;
  market acceptance of our systems and changes in our product offerings;
  size and timing of orders from customers;
  customer cancellations or delays in orders, shipments, and installations;
  customer delays or rejections of final acceptance of our shipments;
  changes in average selling price and product mix;
  failure to ship an anticipated number of tools in the quarter;
  product development costs, including research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements;
  costs associated with protecting our intellectual property;
  level of our fixed expenses relative to our net sales; and
  currency exchange rate fluctuations.

        During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high value systems. The selling price of our systems range from under $100,000 to in excess of $2.8 million. Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

        Variations in the amount of time it takes for our customers to accept our systems may cause our operating results to fluctuate. Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101) “Revenue Recognition in Financial Statements” provides guidance on the recognition of revenue for sales that involve contractual customer acceptance provisions and product installation commitments. Timing of revenue recognition from new systems, new customers and installation services is subject to the length of time required to achieve customer acceptance after shipment, which could cause our operating results to vary from period to period.

        In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of our expenses are fixed in the short-term which, together with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly. As a result, net sales could decline and harm our business, financial condition, results of operations and cash flows, which could cause our operating results to be below the public market analysts’ or investors’ expectations and the market price of our stock could decline.

        We have experienced periods of rapid growth and decline in operating levels, and if we are not able to successfully manage these significant fluctuations, our business, financial condition and results of operations could be significantly harmed.

        We have experienced periods of significant growth and decline in net sales. Our net sales decreased 51.8% from approximately $256.5 million for fiscal year 2001 to approximately $123.7 million for fiscal year 2002 and then declined 5.4% to $117.0 million in fiscal 2003. In addition, our consolidated orders backlog decreased 27.9% from approximately $27.6 million at September 30, 2002 to $19.9 million at September 30, 2003. If we are unable to effectively manage periods of rapid sales growth or decline, our business, financial condition, results of operations and cash flows could be significantly harmed.

        Our deferred revenue and orders backlog may not result in future net sales.

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

        We elected not to renew our $40 million credit facility in October 2001 and decided to rely on our cash reserves and expected cash flow to finance our operations. If there is a future need for a credit facility to finance current operations or growth, there is no assurance that we will be able to obtain a facility on reasonable terms to meet our needs.

        We depend on our key customers and we do not have long-term contracts with these or any other customers.

        Our ten largest customers accounted for approximately 58.4% of net sales in fiscal 2003, 58.6% of net sales in fiscal 2002 and 38.7% in fiscal 2001. There is a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a relatively small number of large companies for a significant portion of our net sales. Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by large customers could have a significant impact on our cash flows.

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

        Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 61.4% in fiscal 2003, 62.6% in fiscal 2002 and 63.8% in fiscal 2001. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

  exposure to currency fluctuations and related derivatives used to hedge such fluctuations;
  exposure of foreign accounts to foreign exchange translations;
  political and economic instability, including terrorism;
  unexpected changes in regulatory requirements in each of the countries outside the United States in which we operate;
  tariffs and other market barriers in each of the countries outside the United States in which we operate;
  potentially adverse tax consequences in each of the countries outside the United States in which we operate;
  outbreaks of hostilities, particularly in Israel, Korea or Taiwan;
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
  broader and integrated product lines;
  more extensive customer support capabilities; and
  larger sales organizations and customer bases.

        We may also face competition from new market entrants. Our ability to compete successfully in the future depends on a number of factors, including:

  system performance, quality and reliability;
  cost of using our products;
  ability to ship products in the time required;
  timeliness and quality of technical support service;
  our success in developing new and enhanced products; and
  the price of our products compared to our competitors' products.

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

        We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 215 U.S. patents, some with pending foreign counterparts, have 190 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We currently are involved in patent litigation which is described in Item 3. Legal Proceedings. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others (other than as alleged by Novellus, Inc., which is described in Item 3. Legal Proceedings), further commercialization of our products could provoke claims of infringement from third parties.

        In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

        From time to time, we receive invitations to take a license to other parties’ patents or to grant a license on our technology. We evaluate these potential transactions on an individual case-by-case basis. Offers to us to take a license that are rejected by us could lead to an offeror making a claim of infringement.

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

        In fiscal 2003, approximately 61.4% of our net sales were derived from sales in foreign countries, including certain countries in Asia such as Taiwan, Japan, China and Korea. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advanced view of the contents of a patent application prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

New Accounting Pronouncements

        In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will be required to adopt this statement on October 1, 2003. The adoption of this statement will not have a significant impact on our results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

        Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

        As of September 30, 2003, we had approximately $2.6 million in long-term debt and no short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

        All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2003, we held forward contracts to sell Japanese Yen with a total face value of $1.04 million, a total market value of $1.10 million and a total unrealized loss of approximately $60,000. However, the impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2003 and 2002
(Amounts in Thousands, Except Share Amounts)

ASSETS
	2003	2002
Current assets:
Cash and cash equivalents	$23,018	$34,265
Marketable securities	4,917	6,575
Trade receivables, less allowance for doubtful accounts
of $319 and $394 in 2003 and 2002	17,630	33,908
Inventories	32,263	47,085
Income tax refund receivable	21,043	12,650
Prepaid expenses and other current assets	1,433	1,804
Deferred income taxes	6,578	11,713

Total current assets	106,882	148,000
Property, plant and equipment, net	24,923	29,310
Intangibles, less accumulated amortization of $612 and $753 in 2003 and 2002	6,522	6,067
Other assets, net	447	286

Total assets	$138,774	$183,663

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank and other short-term debt	$--	$51
Accounts payable	13,078	15,894
Accrued commissions	1,722	3,323
Accrued warranty and installation	4,634	6,186
Accrued payroll and related benefits	3,925	5,944
Income taxes payable	--	179
Other accrued liabilities	1,554	1,618
Customer advances	3,355	3,037
Deferred profit	5,278	20,387
Long-term debt and capital leases, due within one year	228	384

Total current liabilities	33,774	57,003
Long-term debt and capital leases, due after one year	2,322	2,912
Deferred income taxes	2,001	2,326

Total liabilities	38,097	62,241

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,455,777 and 28,427,677 shares issued and outstanding in 2003 and 2002	47,445	47,376
Retained earnings	53,659	74,810
Accumulated other comprehensive loss	(427)	(764)

Total shareholders' equity	100,677	121,422

Total liabilities and shareholders' equity	$138,774	$183,663

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2003, 2002 and 2001
(Amounts in Thousands, Except Per Share Amounts)

	2003	2002	2001
Net sales	$117,048	$123,687	$256,467
Cost of sales	81,794	64,604	128,375

Gross profit	35,254	59,083	128,092

Operating expenses:
Selling, general and administrative	52,439	60,454	68,051
Research and development	18,084	23,092	27,532

Total operating expenses	70,523	83,546	95,583

Income (loss) from operations	(35,269)	(24,463)	32,509

Other income (expense):
Interest income	590	943	1,106
Interest expense	(205)	(205)	(802)
Other, net	211	760	2,551

Total other income (expense)	596	1,498	2,855

Gain on sale of subsidiary	--	--	31,054

Income (loss) before income taxes and cumulative
effect of change in accounting principle	(34,673)	(22,965)	66,418
Income tax provision (benefit)	(13,522)	(8,727)	23,160

Net income (loss) before cumulative effect of change
in accounting principle	(21,151)	(14,238)	43,258

Cumulative effect of change in accounting
principle, net of tax	--	--	(17,645)

Net income (loss)	$(21,151)	$(14,238)	$25,613

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect of change in
accounting principle	$(0.74)	$(0.50)	$1.52
Cumulative effect of change in accounting principle,
net of tax	--	--	(0.62)

Basic net income (loss) per share	$(0.74)	$(0.50)	$0.90

Diluted
Income (loss) before cumulative effect of change in
accounting principle	$(0.74)	$(0.50)	$1.50
Cumulative effect of change in accounting principle,
net of tax	--	--	(0.61)

Diluted net income (loss) per share	$(0.74)	$(0.50)	$0.89

Weighted average common shares:
Basic	28,446	28,410	28,333
Diluted	28,446	28,410	28,769

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2003, 2002 and 2001
(Amounts in Thousands)

	Common Stock
				Accumulated
	Number			Other
	of		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance September 30, 2000	28,307	$44,621	$63,435	$576	$108,632
Net income	--	--	25,613	--	25,613
Exercise of stock options	73	560	--	--	560
Other comprehensive income	--	--	--	(1,606)	(1,606)

Balance September 30, 2001	28,380	45,181	89,048	(1,030)	133,199
Net loss	--	--	(14,238)	--	(14,238)
Exercise of stock options	48	255	--	--	255
Income tax effect of nonqualified
stock options	--	1,940	--	--	1,940
Other comprehensive income	--	--	--	266	266

Balance September 30, 2002	28,428	47,376	74,810	(764)	121,422
Net loss	--	--	(21,151)	--	(21,151)
Exercise of stock options	28	69	--	--	69
Other comprehensive income	--	--	--	337	337

Balance September 30, 2003	28,456	$47,445	$53,659	$(427)	$100,677

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2003, 2002 and 2001
(Amounts in Thousands)

	2003	2002	2001
Operating activities:
Net income (loss)	$(21,151)	$(14,238)	$25,613
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax	--	--	17,645
Non-cash inventory write-down and other charges	19,523	--	--
(Gain) loss on sale of marketable securities	--	(318)	--
(Gain) loss on disposition of assets	229	1,243	(32,983)
Depreciation and amortization	8,304	9,073	7,752
Deferred income taxes	4,830	(777)	(3,213)
Income tax effect of nonqualified stock options exercised	--	1,940	--
Change in:
Trade receivables	16,478	17,453	20,350
Inventories	(6,789)	694	13,004
Income tax refund receivable	(8,393)	(11,648)	53
Prepaid expenses and other current assets	376	1,119	(849)
Other assets, net	(159)	238	(66)
Accounts payable	(3,016)	4,899	(15,812)
Accrued commissions	(1,601)	181	1,126
Accrued warranty and installation	(1,562)	(2,971)	(4,429)
Accrued payroll and related benefits	(2,055)	(118)	(1,658)
Other accrued liabilities	(78)	(963)	43
Customer advances	309	(42)	2,311
Deferred profit, net of cumulative effect of accounting change in 2001	(15,154)	(1,322)	4,066
Income taxes payable	(180)	(2,460)	(6,060)

Net cash provided by (used in) operating
activities	(10,089)	1,983	26,893

Investing activities:
Purchases of marketable securities	(14,553)	(21,452)	(5,000)
Proceeds from sale and maturities of marketable securities	16,196	23,104	--
Purchases of property, plant and equipment	(1,262)	(7,024)	(4,526)
Increases in intangible assets	(1,479)	(1,722)	(1,906)
Proceeds from sale of subsidiary	--	--	33,333
Proceeds from sale of property, plant and equipment	310	384	4,693

Net cash provided by (used in) investing
activities	(788)	(6,710)	26,594

Financing activities:
Proceeds from exercise of stock options	69	255	560
Borrowings under line of credit and short-term debt	--	386	54,307
Repayments under line of credit and short-term debt	(53)	(1,165)	(74,730)
Repayments of long-term debt and capital leases	(634)	(317)	(340)

Net cash used in financing
activities	(618)	(841)	(20,203)

Effect of exchange rate changes on cash and cash equivalents	248	(57)	(105)

Net increase (decrease) in cash and cash equivalents	(11,247)	(5,625)	33,179
Cash and cash equivalents at beginning of year	34,265	39,890	6,711

Cash and cash equivalents at end of year	$23,018	$34,265	$39,890

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2003, 2002 and 2001
(Amounts in Thousands)

	2003	2002	2001
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$206	$227	$902
Income taxes	723	4,100	24,116
Supplemental disclosures of non-cash financing and
investing activity:
Inventory transferred to equipment	$2,636	$5,081	$4,793
Marketable securities acquired with the sale of wholly-owned
subsidiary, Semy Engineering, Inc.	--	--	2,893

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30, 2003, 2002 and 2001
(Amounts in Thousands)

	2003	2002	2001
Net income (loss)	$(21,151)	$(14,238)	$25,613
Net income (loss) on cash flow hedge instruments, net of tax	(61)	53	(47)
Unrealized gain (loss) on available-for-sale securities, net of tax	(17)	603	(588)
Foreign currency translation adjustment	415	(390)	(971)

Total comprehensive income (loss)	$(20,814)	$(13,972)	$24,007

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool) designs, manufactures, markets and supports single-wafer and batch wet chemical processing systems used in the fabrication of semiconductor devices. The Company’s primary suites of equipment include electrochemical deposition systems for electroplating copper, gold, solder and other metals; surface preparation systems for cleaning, stripping and etching silicon wafers; and wafer transport container cleaning systems. The Company’s equipment is used in semiconductor fabrication front-end and back-end processes, including wafer level packaging.

Significant accounting policies followed by the Company are:

Principles of Consolidation

The consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Italia SRL; Semitool Japan Inc.; Semitool Korea, Inc.; Semitool (Asia) Pte Ltd., (Singapore); Semitool FSC, Inc.; and Rhetech, Inc.

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

Derivatives

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures. The Company uses cash flow hedge accounting in accordance with SFAS 133 to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of OCI and reported in earnings during the period in which hedge accounting no longer applies. At maturity or termination the gain or loss on the derivative is calculated and reported in earnings.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese yen. Forward contracts used to hedge forecasted international sales on credit for up to eighteen months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the fiscal year ended September 30, 2003, the amount transferred from OCI to Other income (expense), net, was not material. We estimate that all $55,000 of net derivative losses included in OCI will be reclassified into earnings within the next twelve months.

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

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the fiscal year ended September 30, 2003. Two cash flow hedges were discontinued during the fiscal year ended September 30, 2002, with an impact on earnings of ($3,275).

Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. The Company periodically reviews its inventories to identify slow moving and obsolete inventories and to record such inventories at net realizable values. In the fourth quarter of fiscal 2003, the Company wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform. It is reasonably possible that the Company’s estimates of net realizable values could be revised in the near term due to technological and other changes.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method with estimated useful lives as follows:

Buildings and improvements Machinery and equipment Furniture and fixtures Vehicles and aircraft Leasehold improvements	10-40 years 2-5 years 3-7 years 5-10 years The lesser of the life of the lease or useful life of the improvement

Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed when incurred. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

Intangible Assets

Intangible assets include legal costs associated with obtaining patents and, in fiscal 2001, the cost of internally developed software for sale to our customers.

Costs incurred for internally developed software products and enhancements after technological feasibility and marketability had been established for the related product were capitalized and were stated at the lower of cost or net realizable value. Amortization was provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining economic life of the product, estimated at three years. No software costs were capitalized in fiscal 2003, 2002, and 2001 and no capitalized software remained on the balance sheet as of September 30, 2003 and 2002.

The cost of patents is amortized on a straight-line basis over seven years. In the fourth quarter of fiscal 2003, the Company wrote down patents for which there was no expected future benefit by $384,000.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” During the fourth quarter of fiscal 2001, the Company adopted SAB 101 retroactive to October 1, 2000. Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sale of existing products to new customer environments are not recognized until acceptance. Sales of existing products into existing customer environments are treated as multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer.

As a result of implementing SAB 101, the Company changed its method of accounting for revenue recognition. This change resulted in a cumulative deferred revenue of $57.8 million as of October 1, 2000, which was recorded as a non-cash charge of $17.6 million (after reduction for income taxes of $8.7 million), or a charge of $0.61 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The deferred profit balance as of October 1, 2000 was $26.3 million. Deferred profit equals the amount of system revenue that was shipped, but deferred under SAB 101 less all applicable product, warranty and commission costs. Of the $26.3 million in deferred profit, the full amount was recognized in fiscal 2001. The change in revenue recognition did not affect the Company’s cash flow.

Software revenue from our wholly-owned subsidiary, Semy Engineering, Inc. was recognized when there was persuasive evidence of an arrangement, the software had been delivered, the price was fixed and determinable, and collectibility was probable in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition.” We sold our software subsidiary in February 2001.

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

Semitool Japan Inc., has the Yen as its functional currency and invoices its customers in Yen. A loss of $49,000 in 2003, and gains of $5,000, and $203,000 in 2002 and 2001 are included in Other Income (Expense) in the Consolidated Statements of Operations and unrealized gains and losses from remeasurement of the financial statements are reflected as a component of Other Comprehensive Income (Loss).

Research and Development Costs

Costs of research and development are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares, except when they are antidilutive. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 1,531,115, 1,396,235 and 119,700 in fiscal 2003, 2002 and 2001, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended September 30, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Numerator:
Net income (loss) used for basic and diluted
earnings (loss) per share	$(21,151)	$(14,238)	$25,613

Denominator:
Average common shares used for basic
earnings (loss) per share	28,446	28,410	28,333
Effects of dilutive stock options	--	--	436

Denominator for diluted earnings (loss) per share	28,446	28,410	28,769

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure.” Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

	2003	2002	2001

Net income (loss), as reported	$(21,151)	$(14,238)	$25,613
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(712)	(859)	(878)

Pro forma net income (loss)	$(21,863)	$(15,097)	$24,735

Diluted earnings (loss) per share:
As reported	$(0.74)	$(0.50)	$0.89
Pro forma	$(0.77)	$(0.53)	$0.86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 80.0%, 77.0% and 80.0%; risk-free interest rates of 2.8%, 4.0% and 5.1%; and expected lives of 4.8, 4.7 and 4.8 years. The weighted-average fair value of stock options granted during the years ended September 30, 2003, 2002 and 2001, was $2.60, $5.56 and $6.08, respectively.

New Accounting Pronouncements

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement on October 1, 2003. The adoption of this statement will not have a significant impact on the Company's results of operations, financial position or cash flows.

2. Securities Available-For-Sale

Securities available-for-sale consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

September 30, 2003
U.S. government agencies	$3,686	$1	$--	$3,687
U.S. corporate obligations	2,551	--	--	2,551
Other	1,432	--	1	1,431

	$7,669	$1	$1	$7,669

September 30, 2002
U.S. government agencies	$5,370	$16	$--	$5,386
U.S. corporate obligations	3,387	--	--	3,387
Other	4,453	--	--	4,453

	$13,210	$16	$--	$13,226

Cash and cash equivalents included investments in debt instruments and other securities of $2.8 million and $6.7 million at September 30, 2003 and September 30, 2002, respectively.

Contractual maturities of short-term investments at September 30, 2003 and 2002 were all due in less than one year. Gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2003 and 2002. Semitool manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements.

3. Inventories:

Inventories at September 30, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002

Parts and raw materials	$14,324	$22,740
Work-in-process	10,182	20,213
Finished goods	7,757	4,132

	$32,263	$47,085

4. Property, Plant and Equipment:

Property, plant and equipment at September 30, 2003 and 2002 is summarized as follows (in thousands):

	2003	2002

Buildings and improvements	$17,811	$17,814
Machinery and equipment	28,378	27,934
Furniture, fixtures and leasehold improvements	7,509	10,121
Vehicles and aircraft	6,408	6,214

	60,106	62,083
Less accumulated depreciation and amortization	(38,337)	(35,860)

	21,769	26,223
Land and land improvements	3,154	3,087

	$24,923	$29,310

Equipment under capital leases and accumulated amortization thereon were approximately $132,000 and $73,000 as of September 30, 2003 and approximately $666,000 and $425,000 as of September 30, 2002.

5. Intangible Assets:

Amortization expense was $717,000, $192,000 and $381,000 for fiscal years 2003, 2002 and 2001, respectively, including $255,000 in amortization of capitalized software costs in fiscal 2001. Based on patent rights granted and recorded at September 30, 2003, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Year Ending September 30,	Total
2004	$ 365
2005	358
2006	354
2007	331
2008	303

6. Long-Term Debt and Capital Leases:

Long-term debt and capital leases at September 30, 2003 are summarized as follows (in thousands):

Mortgage term note payable in monthly installments of
$23 including interest at a blended rate of 5.5%, maturing on
September 1, 2014. (A)	$2,209

Mortgage term note payable to the Pennsylvania Industrial
Development Authority (PIDA) in monthly installments of $6,
including interest at 4.25%, maturing on December 1, 2008. (B)	319

Capitalized lease obligation payable in monthly installments of
2 Singapore Dollars (US $1) including interest at 7% maturing
on March 4, 2005. Collateralized by equipment	22

2,550
Less current portion	228

$2,322

(A)	The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s chairman.

(B)	The mortgage term note payable to PIDA is collateralized by a first lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and was previously subordinate to the mortgage, between Rhetech, Inc. and Wachovia Bank (formerly First Union National Bank). The mortgage term note payable to Wachovia Bank was collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. This mortgage term note payable to Wachovia Bank was paid in full during fiscal 2003. The net book value of assets pledged under the agreement was $1.8 million at September 30, 2003.

Principal maturities for long-term debt and capital leases at September 30, 2003, are summarized as follows (in thousands):

Year Ending	Notes	Capital
September 30,	Payable	Leases

2004	$214	$15
2005	225	8
2006	237	--
2007	250	--
2008	263	--
Thereafter	1,339	--
Less interest and property taxes	--	(1)

	$2,528	$22

7. Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan. Total profit sharing contribution cost for this plan was approximately $820,000, $669,000, and $1.2 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan with a United Kingdom insurance company as Trustee. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2003, 2002 and 2001 approximated $45,000, $43,000, and $39,000, respectively.

The Company’s other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the Option Plan). The total shares reserved for issuance under the Option Plan are 3,300,000 at September 30, 2003. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will terminate in December 2004 unless terminated earlier at the discretion of the Board of Directors. At September 30, 2003, 506,732 shares were available for future issuance under the Option Plan. Options are granted at an exercise price equal to the market price of the common stock and no compensation expense has been recognized in 2003, 2002 or 2001 under the Option Plan. Options granted generally have a ten-year term.

The following summary shows stock option activity for the three years ended September 30, 2003:

		Weighted-
		Average
	Number of	Exercise Price
Stock Option Activity	Shares	per Share
September 30, 2000	1,105,085	$6.81
Granted	296,550	$9.20
Exercised	(73,617)	$7.62
Forfeited	(111,773)	$7.47

September 30, 2001	1,216,245	$7.38
Granted	260,500	$8.75
Exercised	(47,560)	$5.36
Forfeited	(32,950)	$10.26

September 30, 2002	1,396,235	$7.64
Granted	349,000	$4.06
Exercised	(28,100)	$2.44
Forfeited	(186,020)	$9.93

September 30, 2003	1,531,115	$6.64

The following tables summarize information about stock options outstanding at September 30, 2003:

	Options Outstanding
		Weighted-
		Average	Weighted-
		Remaining	Average
	Number	Contractual	Exercise
Range of	Outstanding at	Life	Price
Exercise Prices	September 30, 2003	(in years)	per Share
$3.22 - $4.80	457,450	7.8	$4.01
$4.84 - $7.25	597,915	5.2	$6.35
$7.31 - $10.81	421,150	7.2	$8.89
$11.13 - $15.88	43,100	6.2	$13.16
$18.00 - $19.25	11,500	6.4	$19.09

	1,531,115	6.6	$6.64

	Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
	Number	Contractual	Exercise
Range of	Exercisable at	Life	Price
Exercise Prices	September 30, 2003	(in years)	per Share
$3.22 - $4.80	137,570	7.8	$3.99
$4.84 - $7.25	505,605	5.2	$6.31
$7.31 - $10.81	212,812	7.2	$8.84
$11.13 - $15.88	32,615	6.2	$13.48
$18.00 - $19.25	8,025	6.4	$19.09

	896,627	6.6	$6.93

The number and weighted-average exercise prices of options exercisable at September 30, 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001

Number exercisable	896,627	786,111	585,467

Weighted-average exercise price per share	$6.93	$6.97	$6.52

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $1,940,000 in 2002, which has been recorded as additional capital.

8. Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2003, 2002 and 2001 consists of the following (in thousands):

	2003	2002	2001

Federal:
Current	$(15,958)	$(9,378)	$17,735
Deferred	4,777	1,468	1,243
State:
Current	(2,345)	(1,372)	1,198
Deferred	124	26	95
Foreign:
Current	(29)	2,439	809
Deferred	(91)	(1,910)	2,080

	$(13,522)	$(8,727)	$23,160

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Domestic	$(34,636)	$(24,965)	$52,094
Foreign	(37)	2,000	14,324

	$(34,673)	$(22,965)	$66,418

The components of the deferred tax assets and liabilities as of September 30, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Accrued warranty and installation	$1,874	$1,569
Net operating loss carryforwards	1,613	--
Deferred revenue	1,109	5,035
Other accrued liabilities	924	1,393
Inventory	170	3,613
Other	888	103

Total deferred tax assets	6,578	11,713
Less valuation allowance	--	--

Deferred tax assets	6,578	11,713

Deferred tax liabilities:
Depreciation and amortization	(2,001)	(2,326)

Total deferred tax liabilities	(2,001)	(2,326)

Net deferred tax asset	$4,577	$9,387

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, was approximately $898,000 at September 30, 2003. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Amount computed using the statutory rate	$(12,136)	$(8,038)	$23,247
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	(1,201)	(875)	1,962
Effect of foreign taxes	(133)	460	(1,269)
Research and experimentation credit	(643)	(761)	(941)
Meals and entertainment and other permanent items	141	133	(1,306)
(Decrease) in valuation allowance	--	(528)	(89)
Other, net	450	882	1,556

	$(13,522)	$(8,727)	$23,160

9. Related Party Transactions:

Semitool has agreements with Mr. Raymon F. Thompson, the Company’s chairman, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,094,000, $2,600,000, and $2,127,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The rental rate for fiscal 2004 will be approximately $175,000 per month for both the aircraft and the hangar; the lease terms are month-to-month.

10. Commitments and Contingencies:

The Company has various operating lease agreements for equipment and office space that expire through the year 2007. Total rent expense for the years ended September 30, 2003, 2002, and 2001, exclusive of amounts paid to a related party as described in Note 9, was approximately $1.9 million, $2.4 million, and $1.8 million, respectively. At September 30, 2003, future rental payments under these agreements are as follows (in thousands):

Year Ending
September 30,	Total

2004	$706
2005	256
2006	108
2007	10
2008	--
Thereafter	--

$1,080

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

The following table shows the fiscal 2003 year to date activity for our warranty accrual (in thousands):

Accrued warranty balance as of September 30, 2002	$6,186
Accruals for new warranties issued year to date	6,126
Accruals related to pre-existing warranties (including changes in estimates)	(952)
Warranty labor and materials provided year to date	(6,726)

Accrued warranty balance as of September 30, 2003	$4,634

On January 16, 2002, we filed suit against Tokyo Electron, Ltd. and its subsidiaries, Tokyo Electron Kyushu Ltd. and Tokyo Electron America, Inc., referred to collectively as TEL, in the United States District Court for the Northern District of California (Case No. C-02-0288 EMC). The suit alleged infringement of our U.S. Patent 5,784,797 entitled “Carrierless Centrifugal Semiconductor Processing System (‘797 Patent), relating to the centrifugal cleaning and processing of semiconductor wafers. The defendants answered the complaint denying the claim and seeking to have the patent declared invalid. In addition, the defendants asserted counterclaims alleging our infringement of three patents: U.S. Patent 4,985,722 entitled “Apparatus for Coating a Photo-Resist Film and/or Developing it After Being Exposed”; U.S. Patent 5,446,416 entitled “Resist Processing Method”; and U.S. Patent 5,740,053 entitled “Method of Controlling Monitor Used in Cleaning Machine and Object Processing Machine and Monitor Apparatus”. After reaching an out-of-court settlement, on October 17, 2003 the court entered an order dismissing the claims and counterclaims of both parties. The terms of the settlement are confidential, except that there was no exchange of monetary compensation.

In June 2001, we filed separate suits against Applied Materials, Inc., (Case No. CV-01-1066 AS), Novellus Systems, Inc. (Case No. CV-01-874 KI) and Ebara Corporation and Ebara Technologies, Inc. (Case No. CV-01-873 BR). The suits against all three parties are in the United States District Court for the District of Oregon. The suits allege infringement of Semitool’s U.S. Patent 6,197,181 (Chen) “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece” (‘181 Patent) and seek injunctive relief, damages for past infringement and increased damages for willful infringement. Each defendant has answered our complaints denying the claims and seeking to have the patent declared invalid. In addition, Novellus has counterclaimed for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. On July 22, 2002, the District Court dismissed with prejudice Novellus’ counterclaim for infringement of U.S. Patent 6,179,983. The remaining counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe that the remaining counterclaims are without merit and we are contesting the actions vigorously. A trial date has been set for the suit against Applied Materials in February 2004, and in November 2004 for Novellus and Ebara. Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome will be in our favor. If Novellus were to prevail in its counterclaims, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, regardless of the ultimate outcome, there can be no assurance that the diversion of management’s attention, and any costs associated with any of the lawsuits, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

11. Shareholders’ Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 16, 2000, which was subsequently amended on September 1, 2000 in order to convert it to a shelf registration of the securities of the Company with an aggregate public offering price of $75 million. All costs related to the registration were expensed in fiscal 2000.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2003 and 2002 for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Marketable Securities – Marketable securities are marked-to-market at September 30, 2003 to approximate fair value.

Note Payable to Bank and Other Short-term Debt — The carrying value of the note payable to bank and other short-term debt approximates fair value due to the fact that the instruments bear a negotiated variable interest rate.

Long-Term Debt — The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 4.0% and 4.8% at September 30, 2003 and 2002 which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2003 and 2002, consisted of the following (in thousands):

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$23,018	$23,018	$34,265	$34,265
Marketable securities	4,917	4,917	6,575	6,575
Note payable to bank and other short-term debt	--	--	51	51
Long-term debt	2,528	2,704	3,079	3,191

At September 30, 2003 and 2002, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $13.1 million and $20.3 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

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

Advanced Micro Devices accounted for 19.4% and 21.2% of our net sales in fiscal 2003 and fiscal 2002, respectively. No customer accounted for over 10% of net sales in fiscal 2001.

Financial information by geographic location for 2003, 2002, and 2001 is summarized as follows (amounts in thousands):

	United			Asia &
	States	Europe	Japan	Other	Consolidated
Net Sales, by customer location
2003	$45,290	$36,701	$8,308	$26,749	$117,048
2002	46,267	45,867	9,530	22,023	123,687
2001	92,812	66,853	40,384	56,418	256,467

Property, Plant and Equipment, Net
2003	19,843	4,881	131	68	24,923
2002	23,496	5,216	496	102	29,310
2001	23,905	2,068	1,410	172	27,555

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

15. Inventory Write-Down and Other Charges:

In the fourth quarter of fiscal 2003, the Company wrote down $19.1 million in obsolete inventory and $384,000 in patents. The write-downs resulted primarily from a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform. The net impact of the write-downs, after tax, was a net loss of $11.9 million or $0.42 per share.

16. Quarterly Financial Data (Unaudited):

For each quarter of fiscal 2003 and 2002 (in thousands, except for per share amounts):

	Year Ended September 30, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$30,291	$35,621	$25,041	$26,095
Gross profit	$13,074	$16,276	$11,967	$(6,063)
Net loss	$(2,400)	$(2,523)	$(2,258)	$(13,970)
Net loss per basic share	$(0.08)	$(0.09)	$(0.08)	$(0.49)
Net loss per diluted share	$(0.08)	$(0.09)	$(0.08)	$(0.49)
Shares used in basic per share calculations	28,428	28,435	28,438	28,451
Shares used in diluted per share calculations	28,428	28,435	28,438	28,451

	Year Ended September 30, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$26,754	$31,323	$28,384	$37,226
Gross profit	$12,445	$14,962	$14,274	$17,402
Net loss	$(3,702)	$(4,101)	$(3,543)	$(2,892)
Net loss per basic share	$(0.13)	$(0.14)	$(0.13)	$(0.10)
Net loss per diluted share	$(0.13)	$(0.14)	$(0.13)	$(0.10)
Shares used in basic per share calculations	28,386	28,407	28,421	28,428
Shares used in diluted per share calculations	28,386	28,407	28,421	28,428

In the fourth quarter of fiscal 2003, the Company wrote down $19.1 million in obsolete inventory and $384,000 in patents. The write-downs resulted primarily from a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform. The net impact of the write-downs, after tax, was a net loss of $11.9 million or $0.42 per share.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Semitool, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 2003 and September 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with the guidance in Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

/s/PricewaterhouseCoopers LLP

Seattle, Washington
December 22, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedure. Based on their evaluation of Semitool, Inc., disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, Semitool’s Chief Executive Officer and Chief Financial Officer have concluded that Semitool’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by Semitool in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls. There were no significant changes in Semitool’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Executive Officers and Directors

(a)	The information concerning our directors, our audit committee and our audit committee financial expert, is contained in our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	For information with respect to executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(c)	The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a code of business conduct for all of our employees and directors, including our principal executive officer, other executive officers, principal financial officer and senior financial personnel. A copy of our code of business conduct is available free of charge on our company website at www.semitool.com. We intend to post on our website any material changes to, or waivers from our code of business conduct, if any, within five business days of any such event.

Item 11. Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in our 2004 Proxy Statement set forth under the captions “Audit Fees”, “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as a part of this report:

1. Financial Statements:

The financial statements and report of independent auditors listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Report of Independent Auditors

Consolidated Balance Sheets at September 30, 2003 and September 30, 2002

Consolidated Statements of Operations for the Years Ended September 30, 2003, September 30, 2002, and September 30, 2001

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2003, September 30, 2002 and September 30, 2001

Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, September 30, 2002 and September 30, 2001

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2003, September 30, 2002, and September 30, 2001

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

3. Exhibits:

(a)	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (1)
3.8	Amendment to the Restated Articles of Incorporation of the Company (3)
3.9	Correction to the Amendment of the Restated Articles of Incorporation of the Company (3)
3.11	Amended Bylaws of Semitool, Inc. (5)
10.12	Agreement between the Company and the Semitool European Companies (1)
10.21	Promissory Note, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (2)
10.22	Mortgage, Assignment of Leases and Security Agreement, dated March 26, 1998 between Rhetech, Inc. and CoreStates Bank, N.A. (2)
10.39	Aircraft lease agreement, dated December 1, 2002 between the Company and EAGLE I LLC. (4)
10.40	Aircraft lease agreement, dated December 1, 2002 between the Company and EAGLE II LLC. (4)
10.41	Employment Agreement between Larry A. Viano and Semitool, Inc. dated June 1, 2003 (6)*
10.42	Employment Agreement between Timothy C. Dodkin and Semitool, Inc. dated June 30, 2003 (6)*
10.43	Amended and Restated Semitool, Inc. 1994 Stock Option Plan (7)*
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Auditors
31.1	Certification of Raymon F. Thompson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Larry A. Viano, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)

Additional Exhibits:

In accordance with the Securities and Exchange Commission, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

32.1	Certification of Raymon F. Thompson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Larry A. Viano, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the identically numbered exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 1998.

(3)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2000.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2002.

(5)	Incorporated herein by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2003.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2003.

(7)	Incorporated herein by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q, date of report March 31, 1998.

*	Denotes a management contract or compensator plan or arrangement

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated September 15, 2003, announcing a write-down of inventory and revised fourth quarter fiscal 2003 guidance.

Current Report on Form 8-K dated October 6, 2003, announcing appointment of Charles P. Grenier to the Board of Directors of Semitool, Inc.

Current Report on Form 8-K dated October 20, 2003, announcing settlement of patent litigation with Tokyo Electron, Ltd.

Current Report on Form 8-K dated November 4, 2003, announcing fiscal 2003 fourth quarter and year end results.

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

SEMITOOL, INC.

Date: December 26, 2003	By: /s/ Raymon F. Thompson
Raymon F. Thompson Chariman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Raymon F. Thompson Raymon F. Thompson	Chairman of the Board President, Chief Executive Officer (Principal Executive Officer)	December 26, 2003

/s/Larry A. Viano Larry A. Viano	Chief Financial Officer Secretary, Treasurer, Controller (Principal Accounting and Financial Officer)	December 26, 2003

/s/Howard E. Bateman Howard E. Bateman	Director	December 26, 2003

/s/Donald P. Baumann Donald P. Baumann	Director	December 26, 2003

/s/Robert G. Chamberlain Robert G. Chamberlain	Director	December 26, 2003

/s/Richard A. Dasen Richard A. Dasen	Director	December 26, 2003

/s/Timothy C. Dodkin Timothy C. Dodkin	Director and Executive Vice President	December 26, 2003

/s/Daniel J. Eigeman Daniel J. Eigeman	Director	December 26, 2003

/s/Charles P. Grenier Charles P. Grenier	Director	December 26, 2003

SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended September 30, 2003, 2002 and 2001
(Amounts in Thousands)

		Additions
	Balance at	Charged to	Charged		Balance
	beginning	Costs and	to Other		at end
	of Period	Expenses	Accounts	Deductions	of Period
Year ended September 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$394	$--	$ --	$75	$319
Inventory allowance	6,739	--	--	6,739	--
Allowance for deferred tax asset valuation	--	--	--	--	--

Year ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	289	105	--	--	394
Inventory allowance	3,755	2,964	--	--	6,739
Allowance for deferred tax asset valuation	528	--	--	528	--

Year ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	314	18	--	43a	289
Inventory allowance	3,566	209	--	--	3,755
Allowance for deferred tax asset valuation	617	--	--	89	528

a)     Reduction of allowance for doubtful accounts and related receivable account to reflect allowances for doubtful accounts of Semy Engineering, Inc., a wholly-owned subsidiary sold to Brooks Automation, Inc. on February 16, 2001.

EXHIBIT 21.1

SUBSIDIARIES OF REGISTRANT

Name	Jurisdiction of Incorporation

Semitool Europe Ltd.	United Kingdom
Semitool Halbleitertechnik Vertriebs GmbH	Germany
Semitool France SARL	France
Semitool Italia SRL	Italy
Semitool Japan Inc.	Japan
Semitool Korea, Inc.	Korea
Semitool FSC, Inc.	Barbados
Semitool (Asia) Pte Ltd.	Singapore
Rhetech, Inc.	Delaware

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-39492 and 333-46348) and Form S-8 (No. 333-62474) of Semitool, Inc. of our report dated December 22, 2003, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/PricewaterhouseCoopers, LLP

Seattle, Washington
December 22, 2003

Exhibit 31.1

Certification

I, Raymon F. Thompson, certify that:

1.	I have reviewed this annual report on Form 10-K of Semitool, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: December 26, 2003	By: /s/ RAYMON F. THOMPSON
Raymon F. Thompson
Chairman and Chief Executive Officer

Exhibit 31.2

Certification

I, Larry A. Viano, certify that:

1.	I have reviewed this annual report on Form 10-K of Semitool, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: December 26, 2003	By: /s/ LARRY A. VIANO
Larry A. Viano
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Semitool, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Raymon F. Thompson, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906, or other document authenticating the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Semitool, Inc. and will be retained by Semitool, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Dated: December 26, 2003	By: /s/ Raymon F. Thompson
Raymon F. Thompson
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Semitool, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Larry A. Viano, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906, or other document authenticating the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Semitool, Inc. and will be retained by Semitool, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Dated: December 26, 2003	By: /s/ Larry A. Viano
Larry A. Viano
Chief Financial Officer