Form 10-Q
period 2003-12-31
SEMITOOL INC
filed 2004-02-13
CIK 934550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2003

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

       Registrant's telephone number, including area code: (406) 752-2107



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          YES __X__  NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES _____ NO __X__

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

              Title                          Outstanding as of February 6, 2004
           Common Stock                                  28,546,627

                                 Semitool, Inc.
                                    Form 10-Q
                                Table of Contents


Part I.   Financial Information

  Item 1. Condensed Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 2003 and September 30, 2003

          Consolidated Statements of Operations for the three months ended December 31, 2003 and December 31, 2002

          Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and December 31, 2002

          Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2003 and December 31, 2002

          Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Introduction - Forward-Looking Statements

          Documents to Review in Connection with Management's Discussion and Analysis of Financial Condition and Results of Operations

          Overview

          Key Performance Indicators

          Results of Operations

          Liquidity and Capital Resources

          Critical Accounting Policies and Estimates

          New Accounting Pronouncements

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Item 4. Controls and Procedures


Part II.  Other Information

  Item 1. Legal Proceedings

  Item 6. Exhibits and Reports on Form 8-K


Signatures


Exhibits

                         PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                                 SEMITOOL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Amounts in Thousands, Except Share Amounts)




                                                                                            December 31,      September 30,
                                                                                                2003              2003
                                                                                          ----------------  ---------------

                ASSETS

Current assets:
    Cash and cash equivalents                                                             $         12,940  $        23,018
    Marketable securities                                                                            6,107            4,917
    Trade receivables, less allowance for doubtful accounts of $319 in both periods                 22,923           17,630
    Inventories                                                                                     40,628           32,263
    Income tax refund receivable                                                                    20,172           21,043
    Prepaid expenses and other current assets                                                        3,424            1,433
    Deferred income taxes                                                                            6,588            6,578
                                                                                          ----------------  ---------------
       Total current assets                                                                        112,782          106,882
Property, plant and equipment, net                                                                  24,201           24,923
Intangibles, less accumulated amortization of $706 and $612                                          6,684            6,522
Other assets, net                                                                                      441              447
                                                                                          ----------------  ---------------
       Total assets                                                                       $        144,108  $       138,774
                                                                                          ================  ===============


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $         19,071  $        13,078
    Accrued commissions                                                                              1,423            1,722
    Accrued warranty                                                                                 4,211            4,634
    Accrued payroll and related benefits                                                             4,184            3,925
    Income taxes payable                                                                               363               --
    Other accrued liabilities                                                                        1,534            1,554
    Customer advances                                                                                2,798            3,355
    Deferred profit                                                                                  4,358            5,278
    Long-term debt and capital leases, due within one year                                             232              228
                                                                                          ----------------  ---------------
       Total current liabilities                                                                    38,174           33,774
Long-term debt and capital leases, due after one year                                                2,264            2,322
Deferred income taxes                                                                                2,003            2,001
                                                                                          ----------------  ---------------
       Total liabilities                                                                            42,441           38,097
                                                                                          ----------------  ---------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                                   --               --
    Common stock, no par value, 75,000,000 shares authorized,
     28,483,327 and 28,455,777 shares issued and outstanding                                        47,591           47,445
    Retained earnings                                                                               54,397           53,659
    Accumulated other comprehensive loss                                                              (321)            (427)
                                                                                          ----------------  ---------------
       Total shareholders' equity                                                                  101,667          100,677
                                                                                          ----------------  ---------------
       Total liabilities and shareholders' equity                                         $        144,108  $       138,774
                                                                                          ================  ===============



The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in Thousands, Except Per Share Amounts)



                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                       2003              2002
                                                                                  ---------------  ----------------

Net sales                                                                         $        28,635  $         30,291
Cost of sales                                                                              13,029            17,217
                                                                                  ---------------  ----------------
Gross profit                                                                               15,606            13,074
                                                                                  ---------------  ----------------

Operating expenses:
    Selling, general and administrative                                                    11,132            12,425
    Research and development                                                                3,401             4,940
                                                                                  ---------------  ----------------
       Total operating expenses                                                            14,533            17,365
                                                                                  ---------------  ----------------

Income (loss) from operations                                                               1,073            (4,291)
Other income, net                                                                              28               420
                                                                                  ---------------  ----------------
Income (loss) before income taxes                                                           1,101            (3,871)
Income tax provision (benefit)                                                                363            (1,471)
                                                                                  ---------------  ----------------

Net income (loss)                                                                 $           738  $         (2,400)
                                                                                  ===============  ================

Earnings (loss) per share:
    Basic                                                                         $          0.03  $         (0.08)
                                                                                  ===============  ===============
    Diluted                                                                       $          0.03  $         (0.08)
                                                                                  ===============  ===============

Average common shares outstanding:
    Basic                                                                                  28,467            28,428
                                                                                  ===============  ================
    Diluted                                                                                28,974            28,428
                                                                                  ===============  ================




The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)




                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Operating activities:
   Net income (loss)                                                              $           738  $         (2,400)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                        1,399             2,120
       (Gain) loss on disposition of assets                                                    62                (2)
       Change in:
         Trade receivables                                                                 (5,207)            2,392
         Inventories                                                                       (8,313)             (668)
         Income tax refund receivable                                                         871            (1,024)
         Prepaid expenses and other current assets                                         (1,988)               60
         Other assets, net                                                                      9                (7)
         Accounts payable                                                                   5,945            (3,206)
         Accrued commissions                                                                 (299)               34
         Accrued warranty                                                                    (424)             (550)
         Accrued payroll and related benefits                                                 245            (1,096)
         Income taxes payable                                                                 363              (179)
         Other accrued liabilities                                                            (26)              (43)
         Customer advances                                                                   (565)             (351)
         Deferred profit                                                                     (936)             (946)
                                                                                  ---------------  ----------------
           Net cash used in operating activities                                           (8,126)           (5,866)
                                                                                  ---------------  ----------------

Investing activities:
    Purchases of marketable securities                                                     (3,801)           (9,981)
    Proceeds from sale and maturities of marketable securities                              2,611             8,415
    Purchases of property, plant and equipment                                               (589)             (152)
    Increases in intangible assets                                                           (317)             (284)
    Proceeds from sale of property, plant and equipment                                         3                41
                                                                                  ---------------  ----------------
          Net cash used in investing activities                                            (2,093)           (1,961)
                                                                                  ---------------  ----------------

Financing activities:
    Proceeds from exercise of stock options                                                   146                --
    Repayments under line of credit and short-term debt                                        --               (24)
    Repayments of long-term debt and capital leases                                           (54)             (428)
                                                                                  ---------------  ----------------
          Net cash used in financing activities                                                92              (452)
                                                                                  ---------------  ----------------

Effect of exchange rate changes on cash and cash equivalents                                   49                85
                                                                                  ---------------  ----------------
Net decrease in cash and cash equivalents                                                 (10,078)           (8,194)
Cash and cash equivalents at beginning of period                                           23,018            34,265
                                                                                  ---------------  ----------------
Cash and cash equivalents at end of period                                        $        12,940  $         26,071
                                                                                  ===============  ================




The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMITOOL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Amounts in Thousands)




                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                       2003              2002
                                                                                  ---------------  ----------------

Net income (loss)                                                                 $           738  $         (2,400)
Net loss on cash flow hedges                                                                  (34)               (8)
Unrealized gain on available-for-sale securities, net of tax                                   --                 2
Foreign currency translation adjustment                                                       140               204
                                                                                  ---------------  ----------------
Total comprehensive income (loss)                                                 $           844  $         (2,202)
                                                                                  ===============  ================



The accompanying notes are an integral part of the consolidated financial statements.


                                 SEMITOOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The Company prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. These consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2003 previously filed with the SEC on Form 10-K.

In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of December 31, 2003, the consolidated results of operations for the three month periods ended December 31, 2003 and 2002, and the consolidated cash flows for the three month periods ended December 31, 2003 and 2002. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

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

New Accounting Pronouncements

In December 2003, the FASB issued Interpretation Number 46R, "Consolidation of Variable Interest Entities" (FIN 46R) which replaces Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. The Company will be required to adopt this statement on October 1, 2005. The revised interpretation is not expected to have a material effect on our results of operations, financial position or cashflows.


Note 2.  Principles of Consolidation

The Company's consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


Note 3.  Inventories

The Company's inventories are summarized as follows (in thousands):

                                 December 31, 2003      September 30, 2003

     Parts and raw materials        $    18,539             $    14,324
     Work-in-process                     14,716                  10,182
     Finished goods                       7,373                   7,757
                                    -----------             -----------
                                    $    40,628             $    32,263
                                    ===========             ===========

Note 4.  Income Taxes

The components of the Company's income tax provision (benefit) are as follows, (in thousands):

                                           Three Months Ended
                                              December 31,
                                       2003                     2002
                                   -----------             -----------

     Federal                       $       156             $    (1,533)
     State                                  15                    (131)
     Foreign                               192                     193
                                   -----------             -----------
                                   $       363             $    (1,471)
                                   ===========             ===========

Our estimated effective tax rate changed from 38% in the first quarter of fiscal 2003 to 33% in the first quarter of fiscal 2004. The difference in the effective tax rate compared to the prior year is primarily due to the benefit of research and development tax credits in relation to a current year income versus prior year loss.


Note 5.  Contingencies

Seed Layer Enhancement Litigation: The Company is involved in three lawsuits filed in June 2001 in the United States District Court for the District of Oregon (the "Oregon District Court") against each of Ebara Corporation ("Ebara"), Novellus Systems, Inc. ("Novellus") and Applied Materials, Inc. ("Applied"). The lawsuits claim that each of these companies infringe upon a patent owned by the Company which relates to the method by which "seed layers" on copper plated wafers are enhanced through certain fabrication steps. The method is embodied in our U.S. Patent 6,197,181 (the "`181 Patent"). In each case the Company is seeking an injunction to stop Ebara, Novellus and Applied from infringing the `181 Patent as well as damages for patent infringement, punitive damages for willful infringement, and attorneys' fees. Each defendant has denied any infringement and also alleges that the `181 patent is invalid. In addition, Novellus has counterclaimed against the Company for an alleged infringement of three of its patents. The status of each case is set forth below:

Semitool, Inc. v. Ebara Corp. and Ebara Technologies, Inc.
(Case No. CV-01-873 BR)
--------------------------------------------------------------------------------
The discovery process is completed and the Oregon District Court has scheduled a trial date for November 2004. There were no material developments in this case in the first quarter of fiscal 2004.

Semitool, Inc. v. Novellus Systems, Inc. (Case No. CV-01-874 KI)
--------------------------------------------------------------------------------
After the Company initiated its suit against Novellus for infringement of the Company's seed layer enhancement patent, or the `181 Patent, Novellus filed counterclaims for infringement upon four of its patents: viz., U.S. Patent 6,179,983 "Method and Apparatus for Treating Surface Including Virtual Anode"; U.S. Patent 6,074,544 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; U.S. Patent 6,110,346 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; and U.S. Patent 6,162,344 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer". Novellus' counterclaim for infringement of U.S. Patent 6,179,983 has been withdrawn with prejudice and Novellus covenanted to not assert that patent against Semitool. Novellus' remaining three counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys' fees. The Company believes that the counterclaims are without merit and is contesting the action vigorously. The discovery process in this case is complete and the Oregon District Court has scheduled the trial date for November 2004 for a hearing of the Company's claims and Novellus' counterclaims. There were no material developments in this case in the first quarter of fiscal 2004.

Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome of either of these seed layer enhancement patent lawsuits will be in the Company's favor. It is the opinion of management, based on information available at this time, that the loss of any or all of its claims for patent infringement against these defendants would not have a material adverse effect on its business, financial condition, results of operations or cash flows. If Novellus were to prevail in its counterclaims against the Company, it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Semitool, Inc. v. Applied Materials, Inc. (Case No. CV-01-1066 AS)
--------------------------------------------------------------------------------
On February 12, 2004, Semitool and Applied entered into a Seed Layer Enhancement Patent License Agreement (the "License Agreement") and a Confidential Settlement Agreement. The Confidential Settlement Agreement provides for the joint dismissal without prejudice of the seed layer enhancement litigation with Applied discussed above. The License Agreement provides for the payment to Semitool of (i) a license initiation fee of $7.5 million upon execution of the agreement, (ii) a commercialization fee upon the satisfaction of certain criteria and (iii) patent license royalties payable upon the satisfaction of certain criteria. All other terms of the agreements are confidential. The receipt of the license initiation fee will be reflected in our second quarter fiscal 2004 financial results.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Note 6.  Warranty Obligations

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


Changes in our accrued warranty liability were as follows (in thousands):

                                                         Three Months Ended
                                                             December 31,
                                                         2003            2002
                                                     -----------    -----------

 Accrued warranty balance, beginning of period       $     4,634    $     6,186
 Accruals for new warranties issued during
  the quarter                                              1,249          1,754
 Accruals related to pre-existing warranties
 (including changes in estimates)                           (518)          (206)
 Warranty labor and materials provided during
  the quarter                                             (1,154)        (2,093)
                                                     -----------    -----------
 Accrued warranty balance, end of period             $     4,211    $     5,641
                                                     ===========    ===========

With the exception of product warranties we have not issued any guarantees or any indirect guarantee for the indebtedness of others.


Note 7.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands):

                                                      Three Months Ended
                                                         December 31,
                                                      2003           2002
                                                  -----------    -----------
   Numerator:
     Net income (loss) used for basic and
      diluted earnings (loss) per share           $      738     $   (2,400)
                                                  ===========    ===========
   Denominator:
     Average common shares used for basic
      earnings (loss) per share                       28,467         28,428
     Effect of dilutive stock options                    507             --
                                                  -----------    -----------
   Denominator for diluted earnings (loss)
    per share                                         28,974         28,428
                                                  ===========    ===========


Diluted earnings (loss) per share excludes the effects of 66,100 and 1,328,535 antidilutive stock options at December 31, 2003 and 2002, respectively.

Note 8.  Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure." Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

                                                         Three Months Ended
                                                            December 31,
                                                        2003            2002
                                                    -----------    -----------

 Net income (loss), as reported                     $      738     $    (2,400)

   Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                            (180)          (211)
                                                    -----------    -----------
   Pro forma net income (loss)                      $      558     $    (2,611)
                                                    ===========    ===========

   Basic earnings (loss) per share:
     As reported                                    $     0.03     $     (0.08)
     Pro forma                                      $     0.02     $     (0.09)

   Diluted earnings (loss) per share:
     As reported                                    $     0.03     $     (0.08)
     Pro forma                                      $     0.02     $     (0.09)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction - Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included in the discussion of our business, properties and legal matters and include, without limitation, statements regarding:

        -- the semiconductor industry showing signs of recovery, -- the continued success of cost management measures, -- litigation costs,
        -- estimates of capital expenditures,
        -- the impact of various factors on gross margins, -- research and development expenditures,
        -- the sufficiency of funds and sources of liquidity, -- the ability to finance activities, -- accounting policies and estimates, and -- effects of new accounting standards.


Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties are detailed under the heading "Factors That Might Affect Our Future Financial Results and Stock Price" and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2003. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management's Discussion and Analysis of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three month period ended December 31, 2003.

Overview

We design, manufacture, install and service highly engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for electrochemical deposition, wafer surface preparation and wafer transport container cleaning. Our electrochemical deposition systems are used for plating copper and gold for the IC's internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Typically, there are hundreds of manufacturing steps in fabricating semiconductor devices and after many of these steps a wet cleaning, stripping or etching process is required. Our customers include many of the major semiconductor device and wafer level packaging manufacturers worldwide.

Key Performance Indicators

Our management focuses on revenues, gross margins, operating expenses and profitability in managing our business. In addition to these financial measures found in our financial statements, we also use bookings, backlog and shipments as key non-financial indicators. Bookings, firm orders for which we have written customer purchase orders, and backlog, written customer orders that will ship within the next twelve months, drive our production schedule and consequently, our revenue forecast. Shipments measure how well we have met our production plan and have completed our revenue forecast. We view shipments as a primary measure of factory output.

The two-year semiconductor industry downturn is showing signs of recovery. A summary of key factors which impacted our financial performance during the first quarter includes:


     -- Our fiscal 2004 first quarter bookings were $40.4 million; almost double bookings in the fourth quarter of fiscal 2003.
     -- Shipments in the first quarter of fiscal 2004 were $26.6 million, up $3 million from the fourth quarter of fiscal 2003.
     -- After eight consecutive quarters of net losses, we reported net income of $738,000 on revenues of $28.6 million in our first quarter, which primarily reflects gross margin improvements and the success of the cost management measures we put into place in response to the downturn.
     -- Our gross margins were 54.5% of net sales, up from 43.2% for the same period in fiscal 2003. The improvement in gross margin reflects a changing sales mix including strong spare parts sales. Among other drivers, gross margin was improved due to the sale of a Millennium tool that was included in the $19.1 million inventory write-down in the fourth quarter of fiscal 2003.
     -- Our legal costs were lower in the first quarter of fiscal 2004 because discovery was closed in our seed layer enhancement litigation.
     -- Cash, cash equivalents and marketable securities were $19 million at December 31, 2003.
     -- Days Sales Outstanding in Trade Receivables was 73 days compared to 95 days for the same period in fiscal 2003.

Results of Operations

First Quarter of Fiscal 2004 Compared with First Quarter of Fiscal 2003

Net Sales. Net sales consist of revenues from sales of semiconductor equipment, spare parts and service. Fiscal 2004 first quarter net sales were $28.6 million down 5.6% from $30.3 million in net sales for the same period of fiscal 2003. Net sales were slightly lower because there was less revenue from tool acceptances in absolute dollars in the first quarter of 2004 as compared to the first quarter of 2003. On a percentage basis, however, tool acceptance revenue increased 40.0% from 27.5% of the deferred revenue pool to 67.5%. Spare Parts and Service sales increased $1.1 million from the comparable period in fiscal 2003. The semiconductor equipment industry has started to show signs of a recovery as our first quarter bookings indicate, but we are still cautious as to the timing and extent of an upturn in demand for our products.

Gross Profit. Fiscal 2004's first quarter gross margin was 54.5% of net sales, compared to 43.2% for the same period in fiscal 2003. Gross margin was up period over period primarily due to a changing sales mix, including strong spare part sales and a higher percentage of installation revenues than in the first quarter of fiscal 2003. Our gross margin was improved by 1.9% due to the sale of a Millennium tool that was included in the $19.1 million inventory write-down in the fourth quarter of fiscal 2003. Our margins would have been 52.6% had that tool not been included in the inventory write-down. First quarter margins were also positively impacted by the lack of a need for reserves against obsolete inventory. Our gross margin has been, and will continue to be, affected by a variety of factors, including sales volume, sales mix, average selling price of products sold, and the cost of manufacturing, servicing and supporting new and enhanced products. Our margins will also fluctuate based on the relative amount of equipment revenue compared to installation revenue.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were $11.1 million or 38.9% of net sales for the first quarter of fiscal 2004 compared to $12.4 million or 41.0% of net sales for the same period in fiscal 2003. SG&A expenses for fiscal 2004 first quarter were lower compared to fiscal first quarter 2003 due to lower legal and employment costs. Legal costs decreased in the first quarter of fiscal 2004 because discovery was closed in our seed layer enhancement litigation. We expect legal costs to increase in the second quarter of fiscal 2004 as a result of the trial preparation and trial of the Applied patent infringement case. Employment costs declined as a result of our efforts to manage costs in fiscal 2003, which included layoffs and pay decreases.

Research and Development. Research and development ("R&D") expense consists of salaries, project materials, laboratory costs, consulting fees, and other costs associated with our product development efforts. R&D expense was $3.4 million or 11.9% of net sales compared to $4.9 million or 16.3% of net sales for the same period in fiscal 2003. The decrease from fiscal 2003 to fiscal 2004 is primarily attributable to lower prototype and depreciation expense.

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

Other Income (Expense), Net. Net other income was approximately $28,000 in the first quarter of fiscal 2004 and included, among others, interest income of approximately $130,000 offset by interest expense of $39,000 and a foreign exchange loss of $80,000. This compares to net other income of $420,000 in the same period of fiscal 2003, which included, among others, interest income of approximately $155,000 and interest expense of approximately $45,000. Other income in fiscal 2003 also included the proceeds we received from a settlement in connection with a patent claim that we pursued against a German manufacturer, Dynamic Micro Systems Semiconductor Equipment GmbH.

Income Taxes. The provision for income taxes for the first quarter of fiscal 2004 was $363,000 compared to an income tax benefit of $1.5 million for the same period of fiscal 2003. Income tax provisions and benefits are made based on the blended estimate of federal, state and foreign effective income tax rates which were estimated to be 33.0% in the first quarter of fiscal 2004 and 38% in the first quarter of fiscal 2003.

Backlog. Consolidated orders backlog increased 51.9% to $31.9 million at December 31, 2003, from approximately $21.1 million at December 31, 2002.

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

Deferred profit included in our current liabilities is derived from deferred revenue, which relates to equipment shipped to customers, that has not been accepted by the customer, less deferred cost of sales, warranty, installation and commission expenses. December 31, 2003 deferred revenue was $8.6 million, a decrease of 76.6% as compared to deferred revenue of $36.7 million at December 31, 2002. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

Net cash used in operations was $8.1 million during the first three months of fiscal 2004, which compares to $5.9 million cash used by operations in the same period of fiscal 2003. In the first fiscal quarter of 2004, the primary uses of cash for operating activities include a $5.2 million increase in trade receivables and an $8.3 million increase in inventory which were partially offset by a $5.9 million increase in accounts payable. Inventory increased during the quarter as a result of our plan to reduce manufacturing cycle times and provide faster deliveries to our customers. The increase in accounts payable is directly related to the increase in inventory. Customer order shipment dates late in December were the primary driver of the increase in trade receivables.

During the first three months of fiscal 2004 investing activities included $589,000 in purchases of factory equipment and other property and net cash used for marketable securities of $1.2 million. Financing activities consist primarily of stock option exercises of $146,000 offset by long-term debt repayments of $54,000 during the first three months of fiscal 2004.

The following commitments as of December 31, 2003, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under generally accepted accounting principles. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.



                                             Payments Due by Period (amounts in thousands)

                                               Less than            1 - 3           4 - 5             After
                                    Total         1 year            Years           Years           5 Years
                               ----------      ---------      -----------       ---------        ----------

   Long-term debt              $    2,476      $     217      $       468       $     519        $    1,272
   Capital lease obligations           20             16                4              --                --
   Operating leases                 1,039            600              432               7                --
   Purchase order commitments       6,697          5,420            1,277              --                --
                               ----------      ---------      -----------       ---------        ----------
   Total commitments           $   10,232      $   6,253      $     2,181       $     526        $    1,272
                               ==========      =========      ===========       =========        ==========




We have agreements with Mr. Raymon F. Thompson, our chairman, to lease aircraft and an aircraft hangar. The current rental rate is approximately $175,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table.

As of December 31, 2003, our principal sources of liquidity consisted of approximately $12.9 million of cash and cash equivalents, $6.1 million in marketable securities, a $20.2 million income tax refund receivable, the receipt of a $7.5 million license initiation fee from a license agreement and incoming cash generated from operations. We expect to receive the license initiation fee in the second quarter of fiscal 2004; it is not reflected in the first quarter financial statements. We also expect to receive most of the income tax refund receivable by the end of the third quarter of fiscal 2004. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2004, and into the foreseeable future. We estimate capital expenditures will be between $3.0 and $5.0 million during fiscal 2004. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement, to issue other financial instruments or to obtain a suitable credit facility, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments or that we will be able to obtain a credit facility on acceptable terms.

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

New Accounting Pronouncements

In December 2003, the FASB issued Interpretation Number 46R, "Consolidation of Variable Interest Entities" (FIN 46R) which replaces Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. The Company will be required to adopt this statement on October 1, 2005. The revised interpretation is not expected to have a material effect on our results of operations, financial position or cashflows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of December 31, 2003, we had approximately $2.5 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. As the Yen is our functional currency in Japan, we use short-term forward exchange contracts to reduce our foreign currency exchange risk related to forecasted sales. At December 31, 2003, we were obligated under forward contracts to sell Japanese Yen with a face value of $800,000, a market value of $900,000 and an unrealized loss of $100,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.


Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Control. There were no significant changes in our internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Seed Layer Enhancement Litigation: The Company is involved in three lawsuits filed in June 2001 in the United States District Court for the District of Oregon (the "Oregon District Court") against each of Ebara Corporation ("Ebara"), Novellus Systems, Inc. ("Novellus") and Applied Materials, Inc. ("Applied"). The lawsuits claim that each of these companies infringe upon a patent owned by the Company which relates to the method by which "seed layers" on copper plated wafers are enhanced through certain fabrication steps. The method is embodied in our U.S. Patent 6,197,181 (the "`181 Patent"). In each case the Company is seeking an injunction to stop Ebara, Novellus and Applied from infringing the `181 Patent as well as damages for patent infringement, punitive damages for willful infringement, and attorneys' fees. Each defendant has denied any infringement and also alleges that the `181 patent is invalid. In addition, Novellus has counterclaimed against the Company for an alleged infringement of three of its patents. The status of each case is set forth below:

Semitool, Inc. v. Ebara Corp. and Ebara Technologies, Inc.
(Case No. CV-01-873 BR)
--------------------------------------------------------------------------------
The discovery process is completed and the Oregon District Court has scheduled a trial date for November 2004. There were no material developments in this case in the first quarter of fiscal 2004.

Semitool, Inc. v. Novellus Systems, Inc. (Case No. CV-01-874 KI)
--------------------------------------------------------------------------------
After the Company initiated its suit against Novellus for infringement of the Company's seed layer enhancement patent, or the `181 Patent, Novellus filed counterclaims for infringement upon four of its patents: viz., U.S. Patent 6,179,983 "Method and Apparatus for Treating Surface Including Virtual Anode"; U.S. Patent 6,074,544 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; U.S. Patent 6,110,346 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer"; and U.S. Patent 6,162,344 "Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer". Novellus' counterclaim for infringement of U.S. Patent 6,179,983 has been withdrawn with prejudice and Novellus covenanted to not assert that patent against Semitool. Novellus' remaining three counterclaims seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys' fees. The Company believes that the counterclaims are without merit and is contesting the action vigorously. The discovery process in this case is complete and the Oregon District Court has scheduled the trial date for November 2004 for a hearing of the Company's claims and Novellus' counterclaims. There were no material developments in this case in the first quarter of fiscal 2004.

Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome of either of these seed layer enhancement patent lawsuits will be in the Company's favor. It is the opinion of management, based on information available at this time, that the loss of any or all of its claims for patent infringement against these defendants would not have a material adverse effect on its business, financial condition, results of operations or cash flows. If Novellus were to prevail in its counterclaims against the Company, it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Semitool, Inc. v. Applied Materials, Inc. (Case No. CV-01-1066 AS)
--------------------------------------------------------------------------------
On February 12, 2004, Semitool and Applied entered into a Seed Layer Enhancement Patent License Agreement (the "License Agreement") and a Confidential Settlement Agreement. The Confidential Settlement Agreement provides for the joint dismissal without prejudice of the seed layer enhancement litigation with Applied discussed above. The License Agreement provides for the payment to Semitool of (i) a license initiation fee of $7.5 million upon execution of the agreement, (ii) a commercialization fee upon the satisfaction of certain criteria and (iii) patent license royalties payable upon the satisfaction of certain criteria. All other terms of the agreements are confidential. The receipt of the license initiation fee will be reflected in our second quarter fiscal 2004 financial results.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)     Reports on Form 8-K

        Current Report on Form 8-K dated October 7, 2003, announcing appointment of Charles P. Grenier to the Board of Directors of Semitool, Inc.

        Current Report on Form 8-K dated October 21, 2003, announcing settlement of patent litigation with Tokyo Electron, Ltd.

        Current Report on Form 8-K dated November 4, 2003, announcing fiscal 2003 fourth quarter and year-end results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SEMITOOL, INC.
                                      (Registrant)




Date: February 12, 2004           By: /s/Larry A. Viano
                                     -------------------------------------------
                                     Larry A. Viano
                                     Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)