Form 10-Q
period 2004-03-31
SEMITOOL INC
filed 2004-05-12
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title	Outstanding as of May 4, 2004
Common Stock	28,596,717

Semitool, Inc.
Form 10-Q
Table of Contents

Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003
Consolidated Statements of Operations for the three and six months ended March 31, 2004 and March 31, 2003
Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and March 31, 2003
Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2004 and March 31, 2003
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction - Forward Looking Statements
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
Signatures
Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$20,756	$23,018
Marketable securities	9,046	4,917
Trade receivables, less allowance for doubtful accounts of $271 and $319	29,485	17,630
Inventories	47,891	32,263
Income tax refund receivable	3,568	21,043
Prepaid expenses and other current assets	2,741	1,433
Deferred income taxes	6,595	6,578

Total current assets	120,082	106,882
Property, plant and equipment, net	26,647	24,923
Intangibles, less accumulated amortization of $807 and $612	6,677	6,522
Other assets, net	444	447

Total assets	$153,850	$138,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,056	$13,078
Accrued commissions	1,702	1,722
Accrued warranty	3,595	4,634
Accrued payroll and related benefits	4,397	3,925
Other accrued liabilities	2,276	1,554
Customer advances	2,323	3,355
Deferred profit	9,907	5,278
Long-term debt and capital leases, due within one year	235	228

Total current liabilities	43,491	33,774
Long-term debt and capital leases, due after one year	2,203	2,322
Deferred income taxes	2,005	2,001

Total liabilities	47,699	38,097

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,582,817 and 28,455,777 shares issued and outstanding	48,258	47,445
Retained earnings	58,507	53,659
Accumulated other comprehensive loss	(614)	(427)

Total shareholders' equity	106,151	100,677

Total liabilities and shareholders' equity	$153,850	$138,774

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales:
Product and service sales	$27,106	$35,621	$55,741	$65,912
License fees	7,500	--	7,500	--

Net sales	34,606	35,621	63,241	65,912
Cost of sales	12,285	19,345	25,314	36,562

Gross profit	22,321	16,276	37,927	29,350

Operating expenses:
Selling, general and administrative	12,380	15,265	23,512	27,690
Research and development	3,660	4,945	7,061	9,885

Total operating expenses	16,040	20,210	30,573	37,575

Income (loss) from operations	6,281	(3,934)	7,354	(8,225)
Other income (expense), net	(146)	(135)	(118)	285

Income (loss) before income taxes	6,135	(4,069)	7,236	(7,940)
Income tax provision (benefit)	2,025	(1,546)	2,388	(3,017)

Net income (loss)	$4,110	$(2,523)	$4,848	$(4,923)

Earnings (loss) per share:
Basic	$0.14	$(0.09)	$0.17	$(0.17)

Diluted	$0.14	$(0.09)	$0.17	$(0.17)

Weighted average common shares outstanding:
Basic	28,552	28,435	28,509	28,431

Diluted	29,186	28,435	29,095	28,431

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended
	March 31,
	2004	2003
Operating activities:
Net income (loss)	$4,848	$(4,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,657	4,236
(Gain) loss on disposition of assets	235	(3)
Compensation recognized under employee stock option plans	112	--
Change in:
Trade receivables	(12,074)	8,071
Inventories	(16,189)	(3,103)
Income tax refund receivable	17,475	(2,833)
Prepaid expenses and other current assets	(1,300)	(663)
Other assets, net	9	(232)
Accounts payable	5,871	(2,126)
Accrued commissions	(21)	(702)
Accrued warranty	(1,040)	(623)
Accrued payroll and related benefits	445	(843)
Income taxes payable	--	(179)
Other accrued liabilities	711	114
Customer advances	(1,039)	(553)
Deferred profit	4,603	(7,898)

Net cash provided by (used in) operating activities	5,303	(12,260)

Investing activities:
Purchases of marketable securities	(8,578)	(10,306)
Proceeds from sale and maturities of marketable securities	4,450	11,334
Purchases of property, plant and equipment	(3,537)	(508)
Increases in intangible assets	(579)	(753)
Proceeds from sale of property, plant and equipment	4	207

Net cash used in investing activities	(8,240)	(26)

Financing activities:
Proceeds from exercise of stock options	701	26
Repayments under line of credit and short-term debt	--	(52)
Repayments of long-term debt and capital leases	(112)	(504)

Net cash provided by (used in) financing activities	589	(530)

Effect of exchange rate changes on cash and cash equivalents	86	82

Net decrease in cash and cash equivalents	(2,262)	(12,734)
Cash and cash equivalents at beginning of period	23,018	34,265

Cash and cash equivalents at end of period	$20,756	$21,531

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$4,110	$(2,523)	$4,848	$(4,923)
Net gain (loss) on cash flow hedges	(348)	2	(382)	(6)
Unrealized gain (loss) on available-for-sale securities	2	(9)	2	(7)
Foreign currency translation adjustments	53	(1)	193	203

Total comprehensive income (loss)	$3,817	$(2,531)	$4,661	$(4,733)

        The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Company prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States of America Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2003 previously filed with the SEC on Form 10-K.

In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of March 31, 2004, the consolidated results of operations for the three and six month periods ended March 31, 2004 and 2003, and the consolidated cash flows for the six month periods ended March 31, 2004 and 2003. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Routinely, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

New Accounting Pronouncements

In December 2003, the FASB issued Interpretation Number 46R, “Consolidation of Variable Interest Entities” which replaces Interpretation Number 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation by business enterprises of variable interest entities. The Company will be required to adopt this statement on October 1, 2005. The revised interpretation is not expected to have a material effect on our results of operations, financial position or cash flows.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation” as amended by SFAS No 148 (SFAS No. 148) “Accounting for Stock-Based Compensation Transition and Disclosure.” APB No. 25 provides that compensation expense relative to employee stock options is measured based on the intrinsic value of the stock options granted. Compensation expense is recognized in the statement of operations in the case where the stock options are granted at other than market value. If the stock options are granted at market value, no compensation expense is recorded. SFAS No. 123 provides for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free rate over the expected life of the option. SFAS No. 123 requires entities continuing to use an intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used. SFAS No. 148 requires prominent disclosure of the method used to value options and the effect of the method used on reported results in both annual and interim financial statements.

For options granted at market value, we do not recognize an expense. However, for options granted at other than market value, we recognize compensation expense and amortize deferred stock-based compensation on the accelerated vesting method described in FASB Interpretation Number 28 over the vesting periods of the applicable stock options (normally five years). Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$4,110	$(2,523)	$4,848	$(4,923)
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	75	--	75	--
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(206)	(191)	(386)	(402)

Pro forma net income (loss)	$3,979	$(2,714)	$4,537	$(5,325)

Basic earnings (loss) per share:
As reported	$0.14	$(0.09)	$0.17	$(0.17)
Pro forma	$0.14	$(0.10)	$0.16	$(0.19)

Diluted earnings (loss) per share:
As reported	$0.14	$(0.09)	$0.17	$(0.17)
Pro forma	$0.14	$(0.10)	$0.16	$(0.19)

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss) used for basic and
diluted earnings (loss) per share	$4,110	$(2,523)	$4,848	$(4,923)

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	28,552	28,435	28,509	28,431
Effect of dilutive stock options	634	--	586	--

Denominator for diluted earnings (loss) per share	29,186	28,435	29,095	28,431

Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 38,650 and 1,286,520 for the three months ended March 31, 2004 and 2003, and 62,250 and 1,286,520 for the six months ended March 31, 2004 and 2003.

Note 2. Inventories

The Company’s inventories are summarized as follows (in thousands):

	March 31, 2004	September 30, 2003
Parts and raw materials	$21,087	$14,324
Work-in-process	19,844	10,182
Finished goods	6,960	7,757

	$47,891	$32,263

During the three and six months ended March 31, 2004, $648,000 of finished goods inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 3. Warranty Obligations

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

Changes in our accrued warranty liability were as follows (in thousands):

	Six Months Ended
	March 31,
	2004	2003
Accrued warranty balance, beginning of period	$4,634	$6,186
Accruals for new warranties issued during the period	2,455	3,749
Accruals related to pre-existing warranties (including changes in estimates)	(1,266)	(335)
Warranty labor and materials provided during the period	(2,228)	(4,032)

Accrued warranty balance, end of period	$3,595	$5,568

With the exception of product warranties we have not issued any guarantees or any indirect guarantee for the indebtedness of others.

Note 4. Contingencies

Seed Layer Enhancement Litigation: We are involved in two lawsuits filed in June 2001 against each of Ebara Corporation (“Ebara”) and Novellus Systems, Inc. (“Novellus”) in the United States District Court for the District of Oregon (the “Oregon District Court”). As discussed below, we also brought an identical lawsuit against Applied Materials, Inc. (“Applied”), but that lawsuit was dismissed after we entered into a license agreement with Applied. The two remaining lawsuits claim that Ebara and Novellus infringe a patent we own that relates to the method by which “seed layers” on copper plated wafers are enhanced through certain fabrication steps. The method is embodied in our U.S. Patent No. 6,197,181 (the ‘181 Patent). In both cases we seek an injunction to stop them from practicing this technology as well as damages for past infringement, increased damages for willful infringement, and attorneys’ fees. Each party has denied any infringement and also alleges that the ‘181 Patent is invalid. In addition, Novellus counterclaimed against us for infringement of four of their patents. The status of each case is set forth below.

Semitool, Inc. v. Ebara Corp. and Ebara Technologies, Inc.
Discovery is closed, and the Oregon District Court has scheduled a trial date for November 2004, to be held at the same time as the Novellus trial discussed below. There were no material developments in this case in the second quarter of fiscal 2004.

Semitool, Inc. v. Novellus Systems, Inc.
In response to our suit against Novellus for infringement of our seed layer enhancement patent, they filed counterclaims for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. Novellus’ counterclaim for infringement of their U.S. Patent 6,179,983 has been withdrawn with prejudice and Novellus covenanted not to assert that patent against us. In addition, on March 31, 2004, the Oregon District Court ruled that the claims asserted by Novellus in their U.S. Patent 6,110,346 were invalid and, consequently, could not be asserted against us. The remaining two counterclaims, like our claim, seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe there are meritorious defenses to Novellus’ counterclaims, including both our defenses that we do not infringe their patents and that their patents are invalid. Discovery is closed, and the Oregon District Court has scheduled a trial date for November 2004 for both our claims and their counterclaims.

Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome of either of these seed layer enhancement patent lawsuits will be in our favor. It is the opinion of management, based on information available at this time, that the loss of any or all of its claims for patent infringement against these defendants would not have a material adverse effect on its business, financial condition, results of operations or cash flows. We cannot reasonably estimate the potential loss, if any, that might be incurred if we do not prevail in our defenses to Novellus’ counterclaims. However, if Novellus were to prevail in their counterclaims, that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Semitool, Inc. v. Applied Materials, Inc.
The trial of this case commenced in February 2004. During the trial, we entered into a Seed Layer Enhancement Patent License Agreement (the “License Agreement”) and a Settlement Agreement with Applied. The Settlement Agreement provides for the joint dismissal of the seed layer enhancement litigation with Applied discussed above, which was done during trial. The License Agreement provides for the payment to the Company of (i) a license initiation fee of $7.5 million upon execution of the License Agreement, (ii) a commercialization fee upon the satisfaction of certain criteria, and (iii) patent license royalties payable to the Company upon the satisfaction of certain criteria. All other terms of the agreements are confidential. The $7.5 million license initiation fee was received from Applied on February 13, 2004 and is reflected in our second quarter fiscal 2004 financial results.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not reached final adjudication. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 5. Income Taxes

The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Federal	$1,451	$(1,522)	$1,607	$(3,055)
State	156	(127)	171	(258)
Foreign	418	103	610	296

	$2,025	$(1,546)	$2,388	$(3,017)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction – Forward – Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s estimates, projections and assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include statements regarding:

  key trends in the semiconductor industry that are driving growth;
  the recovery of the semiconductor industry;
  the success of our new Raider platform;
  the continued success of cost management measures;
  litigation costs and outcomes;
  estimates of capital expenditures;
  the impact of various factors on gross margins;
  research and development expenditures;
  the sufficiency of funds and sources of liquidity;
  the ability to finance activities;
  accounting policies and estimates; and
  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements include the cyclicality in the semiconductor industry, rapid technological change, the introduction of competing products and technologies, market non-acceptance of Semitool’s new products and technologies, including our new Raider tool, cancellations or rescheduling of orders, the potential loss of sales or incurrence of liabilities due to manufacturing defects, and litigation. Further, bookings, backlog and shipments are not necessarily an indication of revenue in any future period or future sales of any specific tool. Other risks and uncertainties are detailed under the heading “Factors That Might Affect Our Future Financial Results and Stock Price” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2003. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2004.

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. ECD is a process of plating metal using both chemical and electrical forces. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used for copper and gold plating for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 100 of these manufacturing steps.

There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

  smaller device features for lower cost and higher performance;
  new materials to build more advanced semiconductor devices;
  increased use of 300mm wafers to reduce manufacturing costs;
  move to spray processing technologies for enhanced surface preparation; and
  wafer level and other advanced packaging enabling smaller portable products.

As the semiconductor manufacturing process increases in complexity and production parameters become more stringent, semiconductor manufacturers have increasingly relied upon providers of semiconductor equipment that features improved process control, smaller footprint and a lower cost of ownership of their manufacturing processes. We provide a broad suite of advanced, highly-engineered, innovative processing systems that include surface preparation and ECD equipment. Our batch and single-wafer processing systems for wet cleaning, stripping and etching feature our proprietary spray technology, as well as our unique process chamber designs. Our ECD equipment leverages our advanced computational techniques and capsule technology for a variety of applications including copper interconnect, seed layer repair and gold and solder bumps for advanced packaging.

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses and profitability in managing our business. In addition to these financial measures found in our financial statements, we also use bookings, backlog and shipments as key performance indicators. Bookings are firm orders for which we have received written customer purchase orders in the fiscal period. Backlog is the balance of unshipped orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next twelve months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output.

A summary of key factors which impacted our financial performance during the second quarter includes:

  Our fiscal 2004 second quarter bookings were $67.0 million, an increase of 66% over the $40.4 million in bookings reported in the first quarter of fiscal 2004 and include the $7.5 million license initiation fee described below.
  Shipments in the second quarter of fiscal 2004 were $45.1 million, up $18.5 million from the first quarter of fiscal 2004 and include the $7.5 million license initiation fee described below.
  We recorded net income of $4.1 million on revenues of $34.6 million in our second quarter, which primarily reflects the license initiation fee discussed below, improvements in our gross margin during the first six-months of fiscal 2004 and our continued emphasis on cost management.
  We licensed our seed layer enhancement patents to Applied Materials, Inc. in February and received a license initiation fee of $7.5 million, which is included in the revenue, bookings and shipments data discussed above.
  Our gross margin was 64.5% of net sales, up from 45.7% in the same period in fiscal 2003. Exclusive of the license initiation fee, our gross margin was 54.7%. Unadjusted gross margin was benefited approximately 1.1 percentage points by the use of parts previously written off on a Millennium tool that was sold during the quarter.
  Our legal costs increased in the quarter because of expenses related to the partial trial in February of our seed layer enhancement case against Applied Materials, Inc. During the trial we entered into a license agreement with Applied Materials for our seed layer enhancement patents and, as a result, the case was dismissed.
  Cash, cash equivalents and marketable securities were $29.8 million at March 31, 2004, an increase of $10.8 million from $19.0 million at December 31, 2003 as a result of receipt of the $7.5 million license initiation fee and a $14.2 million income tax refund.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Product and service sales	78.3%	100.0%	88.1%	100.0%
License fees	21.7	--	11.9	--

Net sales	100.0	100.0	100.0	100.0
Cost of sales	35.5	54.3	40.0	55.5

Gross profit	64.5	45.7	60.0	44.5

Operating expenses:
Selling, general and administrative	35.8	42.8	37.2	42.0
Research and development	10.6	13.9	11.1	15.0

Total operating expenses	46.4	56.7	48.3	57.0

Income (loss) from operations	18.1	(11.0)	11.7	(12.5)
Other income (expense), net	(0.4)	(0.4)	(0.2)	0.4

Income (loss) before income taxes	17.7	(11.4)	11.5	(12.1)
Income tax provision (benefit)	5.8	(4.3)	3.8	(4.6)

Net income (loss)	11.9%	(7.1)%	7.7%	(7.5)%

Second Quarter and First Half of Fiscal 2004 Compared with Second Quarter and First Half of Fiscal 2003

Net Sales

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(In thousands)

Product and service sales	$27,106	$35,621	$55,741	$65,912
License fees	7,500	--	7,500	--

Net sales	$34,606	$35,621	$63,241	$65,912

Product and service sales consist of revenues from sales of semiconductor equipment, spare parts and service. License fee revenue represents the license initiation fee from the agreement reached with Applied Materials, Inc. in February 2004.

Product and service sales decreased $8.5 million from the three months ended March 31, 2003 and $10.2 million from the six months ended March 31, 2003 because in the second quarter of fiscal 2004, we deferred revenue on multiple Raider systems shipped in the latter half of the quarter, whereas in the second quarter of fiscal 2003, we recognized revenue on multiple tools for which revenue had previously been deferred in accordance with our revenue recognition policy. We introduced the Raider platform in June 2003 and consequently, most of our shipments year-to-date have been the first Raiders to our customers. Revenue is fully deferred on those tools until final customer acceptance is obtained. In contrast, in the second quarter of fiscal 2003, we received multiple new product acceptances for Millennium cleaning and Paragon plating tools from customers for tool orders that had been shipped in earlier periods.

Geographically, our sales have been weighted toward North America in fiscal 2004 as compared with a balanced sales mix between North America, Europe and Asia in fiscal 2003. The current trend toward North American sales corresponds with our marketing efforts for the Raider platform. We first marketed the Raider in North America and followed up with marketing roadshows in Europe and Asia. Second quarter bookings show increased future Raider sales in Europe and Asia.

Gross Profit

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(Dollars in thousands)

Gross profit from:
Product and service sales	$14,821	$16,276	$30,427	$29,350
License fees	7,500	--	7,500	--

Total gross profit	$22,321	$16,276	$37,927	$29,350

Percentage of net sales	64.5%	45.7%	60.0%	44.5%

In the second quarter of fiscal 2004, gross profit increased $6.0 million or 37.1% compared to the second quarter of fiscal 2003. For the six months ended March 31, 2004, gross profit increased $8.6 million or 29.2% from the six months ended March 31, 2003.

The primary increase in gross profit in both fiscal 2004 period comparisons is the receipt of the $7.5 million license initiation fee which improved gross margin by approximately 10 percentage points in the quarterly comparison and by approximately five percentage points in the year-to-date comparison. As a result of increasing manufacturing activity, inventory reserves have decreased in the fiscal 2004 periods reported as compared to the same periods in fiscal 2003. In the prior period comparison, gross margin was impacted by inventory reserves by approximately three percentage points in the second quarter and four percentage points in the first half of fiscal 2003. Fiscal 2003 margins were also negatively impacted by approximately two percentage points in each comparative period as a result of changes to our estimated warranty rates. In general, margin was favorably impacted by the improved absorption of overhead due to higher activity levels in the factory and a changing sales mix including a higher percentage of installation revenue than in the comparative periods of fiscal 2003.

Second quarter gross margin was improved by 1.1 percentage points due to the sale of a Millennium tool that contained certain parts valued at their written-down cost basis, that were included in the $19.1 million inventory write-down in the fourth quarter of fiscal 2003. Also, as was discussed in our first quarter report on Form 10-Q, we sold a Millennium tool that had been included in our inventory write-down. In both instances, customers placed orders for equipment from a discontinued product line. Revenues on those sales totaled $4.2 million.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(Dollars in thousands)

Selling, general and administrative	$12,380	$15,265	$23,512	$27,690
Percentage of net sales	35.8%	42.8%	37.2%	42.0%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses decreased $2.9 million in the second quarter of fiscal 2004 to 35.8% of net sales and $4.2 million year-to-date to 37.2% of our net sales.

Commission expense decreased 64% in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 and 47% year-to-date as compared to the same period in fiscal 2003 as a result of a shifting sales mix to North America from Asia where we pay larger commissions. Employment costs also decreased 12% in the second quarter as compared to the same period in fiscal 2003 and 18% year-to-date as compared to year-to-date fiscal 2003 because of our efforts to reduce costs by reductions in force and pay reductions.

Research and Development

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(Dollars in thousands)

Research and development	$3,660	$4,945	$7,061	$9,885
Percentage of net sales	10.6%	13.9%	11.1%	15.0%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense decreased $1.3 million or to 10.6% of net sales in the second quarter of fiscal 2004 and $2.8 million to 11.1% of net sales year-to-date. The primary driver of the change in R&D in the quarterly and year-to-date comparisons is prototype expense as our focus thus far in fiscal 2004 has been meeting new customer requirements for the Raider platform whereas in the prior year, we were engaged in the development of this new platform.

Our research and development expense has fluctuated from quarter to quarter in the past. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given quarter. We expect to continue to fund research and development expenditures with a multi-year perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(In thousands)

Interest income	$50	$91	$181	$246
Interest expense	(38)	(83)	(78)	(128)
Foreign exchange gain (loss)	(196)	(164)	(275)	(200)
Other	38	21	54	367

Total other income (expense), net	$(146)	$(135)	$(118)	$285

Net other expense remained essentially flat in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. In the year-to-date comparison, other income in fiscal 2003 includes the proceeds we received from a settlement in connection with a patent claim that we pursued against a German manufacturer of semiconductor equipment.

Income Taxes

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(In thousands)

Income tax provision (benefit)	$2,025	$(1,546)	$2,388	$(3,017)

Our estimated effective tax rate changed to 33% in fiscal 2004 from 38% in fiscal 2003. The difference in the effective tax rate compared to the prior year is primarily due to research and development credits which increased the benefit in the prior year and reduced the expense in the current year.

Backlog

	March 31,	March 31,
	2004	2003
	(Dollars in millions)

Backlog	$51.4	$11.4
Percentage change in backlog from prior year-to-date period end	351.0%	(65.9)%

Deferred revenue	$19.1	$22.3
Percentage change in deferred revenue from prior year-to-date period end	(14.3)%	(37.5)%

Approximately 75% of our current backlog is for tools on the Raider platform and 77% of the tools booked in the second quarter of fiscal 2004 were for Raider platform tools. Deferred revenue decreased at March 31, 2004 as compared with March 31, 2003; however, in 2003, our deferred revenue pool was decreasing on a quarterly basis because of reduced activity in the industry. At March 31, 2004, deferred revenue was increasing because of increased shipments of Raiders.

We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next twelve months. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays, the backlog at any particular date and the bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period. In particular, during periods of downturns in the semiconductor industry we have experienced cancellations and significant shipment delays.

Deferred profit included in our current liabilities is derived from deferred revenue, which relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, warranty, installation and commission expenses. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

Selected components of cash flows from operating activities from our consolidated cash flows statements follow:

	Six Months Ended
	March 31,	March 31,
	2004	2003
	(In thousands)

Net income (loss)	$4,848	$(4,923)
Income tax refund receivable	17,475	(2,833)
Inventories	(16,189)	(3,103)
Accounts payable	5,871	(2,126)
Trade receivables	(12,074)	8,071
Deferred profit	4,603	(7,898)

In the first half of fiscal 2004, the primary sources of cash from operating activities were the receipt of the $7.5 million license initiation fee included in income from operations and the receipt of over $15 million in income tax refunds. Inventory and accounts payable increased as a result of our plan to reduce manufacturing cycle times and provide faster deliveries to our customers by stocking components that will help shorten our lead times. Trade receivables increased due to the shipment of several Raiders in the latter half of the second quarter. The increase in deferred profit is the result of revenue and expenses deferred on our new Raider products pending final customer acceptance.

In the first six months of fiscal 2004, investing activities included $3.6 million in purchases of factory equipment and other property and net cash used for the purchase of marketable securities of $4.1 million.

Financing activities consist primarily of stock option exercises of $701,000 offset by long-term debt repayments of $112,000 during the first half of fiscal 2004.

The following commitments as of March 31, 2004, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt	$2,423	$219	$474	$504	$1,226
Capital lease obligations	16	16	--	--	--
Operating leases	1,327	736	561	30	--
Purchase order commitments	7,778	6,735	1,043	--	--

Total commitments	$11,544	$7,706	$2,078	$534	$1,226

We have agreements with Mr. Raymon F. Thompson, our chairman, to lease aircraft and an aircraft hangar. The current rental rate is approximately $249,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table.

As of March 31, 2004, our principal sources of liquidity consisted of approximately $20.8 million of cash and cash equivalents, $9.0 million in marketable securities and incoming cash generated from operations. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2004 and into the foreseeable future. We estimate capital expenditures will be between $8.0 million and $10.0 million during fiscal 2004. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement, to issue other financial instruments or to obtain a suitable credit facility, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments or that we will be able to obtain a credit facility on acceptable terms.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition is significant because revenue is a key component of our results of operations. We recognize revenue under the guidance for Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until customer acceptance. If multiple elements exist, sales of existing products into existing customer environments are treated as such in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer. Unearned revenue from service contract agreements is included in Customer Advances in the current liability section of the balance sheet.

In addition, the timing of certain expenses, such as cost of sales, installation, warranty and commission expenses coincides with the recognition of the related revenues. We follow specific guidelines in measuring revenue; however, certain judgments such as the definition of a new customer environment and new acceptance criteria or if installation is perfunctory may be required in the application of our revenue policy.

Inventories.     Inventories are valued at the lower of cost or market on a first-in, first-out basis. Accordingly, we write down the carrying value of inventories for estimated obsolescence and future marketability. On a quarterly basis, we compare historical and projected sales and usage of raw materials and parts and our assumptions about future use of raw materials, parts and finished goods with our forecast, market demand and industry conditions to determine potential obsolescence or whether the inventory on hand represents excess quantities. As a result of our analysis, we take valuation reserves impacting Cost of Sales, if appropriate. If actual future use, demand or market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required, as they were during fiscal 2003, when the introduction of a new product rendered certain inventory obsolete resulting in a $19.1 million inventory write-down to Cost of Sales. As a result of the inventory write-down and the increase in manufacturing activity related to the industry-wide upturn, inventory reserves are currently at a low level.

Warranty Obligations. We provide for the estimated cost of equipment warranties when the related revenue is recognized. We track individual warranties on a tool-by-tool basis and develop estimated rates by equipment class. The rates are used to estimate the warranty accrual for a given specific piece of equipment. These rates are revised periodically to reflect current cost trends due to the current life cycle of that product class. The warranty accrual is reduced by actual costs of providing the warranty or if a balance is remaining at the end of the warranty period, then that amount is also written off. Warranty accrual expense impacts primarily Cost of Sales. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance impacts the SG&A expense in the financial statements. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on a debt presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced.

Impairment of Investments in Marketable Securities. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Any investment impairment would be recorded in the financial statements as Other Expense.

Deferred Tax Assets. We make estimates to determine the amount of our deferred tax assets that we believe is more likely than not to be realized. We consider future taxable income and ongoing prudent tax planning strategies in assessing the need for a valuation allowance; however, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, a decrease in the deferred tax asset would negatively impact our results of operations, particularly the income tax provision, in the period such determination was made.

New Accounting Pronouncements

In December 2003, the FASB issued Interpretation Number 46R, “Consolidation of Variable Interest Entities” which replaces Interpretation Number 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation by business enterprises of variable interest entities. The Company will be required to adopt this statement on October 1, 2005. The revised interpretation is not expected to have a material effect on our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of March 31, 2004, we had approximately $2.4 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. As the Yen is our functional currency in Japan, we use short-term forward exchange contracts to reduce our foreign currency exchange risk related to forecasted sales. At March 31, 2004, we held forward contracts to sell Japanese Yen with a face value of $6.8 million, a market value of $7.3 million and an unrealized loss of $500,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control. There were no significant changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Seed Layer Enhancement Litigation: We are involved in two lawsuits filed in June 2001 against each of Ebara Corporation (“Ebara”) and Novellus Systems, Inc. (“Novellus”) in the United States District Court for the District of Oregon (the “Oregon District Court”). As discussed below, we also brought an identical lawsuit against Applied Materials, Inc. (“Applied”), but that lawsuit was dismissed after we entered into a license agreement with Applied. The two remaining lawsuits claim that Ebara and Novellus infringe a patent we own that relates to the method by which “seed layers” on copper plated wafers are enhanced through certain fabrication steps. The method is embodied in our U.S. Patent No. 6,197,181 (the ‘181 Patent). In both cases we seek an injunction to stop them from practicing this technology as well as damages for past infringement, increased damages for willful infringement, and attorneys’ fees. Each party has denied any infringement and also alleges that the ‘181 Patent is invalid. In addition, Novellus counterclaimed against us for infringement of four of their patents. The status of each case is set forth below.

Semitool, Inc. v. Ebara Corp. and Ebara Technologies, Inc.
Discovery is closed, and the Oregon District Court has scheduled a trial date for November 2004, to be held at the same time as the Novellus trial discussed below. There were no material developments in this case in the second quarter of fiscal 2004.

Semitool, Inc. v. Novellus Systems, Inc.
In response to our suit against Novellus for infringement of our seed layer enhancement patent, they filed counterclaims for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. Novellus’ counterclaim for infringement of their U.S. Patent 6,179,983 has been withdrawn with prejudice and Novellus covenanted not to assert that patent against us. In addition, on March 31, 2004, the Oregon District Court ruled that the claims asserted by Novellus in their U.S. Patent 6,110,346 were invalid and, consequently, could not be asserted against us. The remaining two counterclaims, like our claim, seek injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe there are meritorious defenses to Novellus’ counterclaims, including both our defenses that we do not infringe their patents and that their patents are invalid. Discovery is closed, and the Oregon District Court has scheduled a trial date for November 2004 for both our claims and their counterclaims.

Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome of either of these seed layer enhancement patent lawsuits will be in our favor. It is the opinion of management, based on information available at this time, that the loss of any or all of its claims for patent infringement against these defendants would not have a material adverse effect on its business, financial condition, results of operations or cash flows. We cannot reasonably estimate the potential loss, if any, that might be incurred if we do not prevail in our defenses to Novellus’ counterclaims. However, if Novellus were to prevail in their counterclaims, that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Semitool, Inc. v. Applied Materials, Inc.
The trial of this case commenced in February 2004. During the trial, we entered into a Seed Layer Enhancement Patent License Agreement (the “License Agreement”) and a Settlement Agreement with Applied. The Settlement Agreement provides for the joint dismissal of the seed layer enhancement litigation with Applied discussed above, which was done during trial. The License Agreement provides for the payment to the Company of (i) a license initiation fee of $7.5 million upon execution of the License Agreement, (ii) a commercialization fee upon the satisfaction of certain criteria, and (iii) patent license royalties payable to the Company upon the satisfaction of certain criteria. All other terms of the agreements are confidential. The $7.5 million license initiation fee was received from Applied on February 13, 2004 and is reflected in our second quarter fiscal 2004 financial results.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of our business and have not reached final adjudication. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on February 17, 2004, the following proposals were adopted:

1.	To elect eight directors of the Company to serve until the 2005 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes, which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

	Votes	Authority
	For	Withheld

Raymon F. Thompson	22,856,771	4,288,677
Howard E. Bateman	25,551,970	1,593,478
Donald P. Baumann	25,642,405	1,503,043
Richard A. Dasen	25,590,384	1,555,064
C. Richard Deininger	25,636,505	1,508,943
Timothy C. Dodkin	25,549,370	1,596,078
Daniel J. Eigeman	25,584,394	1,561,054
Charles P. Grenier	25,503,189	1,642,259

2.	To approve the adoption of a new Stock Option Plan in replacement of the Semitool, Inc. 1994 Stock Option Plan.

Votes	Votes	Votes	Broker
For	Against	Abstain	Non-Votes

18,717,641	3,040,517	37,679	5,349,611

3.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending September 30, 2004.

Votes	Votes	Votes
For	Against	Abstain

26,962,703	163,017	19,728

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      3.2 (i)   Bylaws of Semitool, Inc. amended as of February 17, 2004

      3.2 (ii)   Bylaws of Semitool, Inc. amended as of April 19, 2004

      10.1   Semitool, Inc. 2004 Stock Option Plan

      10.2   Aircraft lease agreement, dated January 15, 2004 between the Company and EAGLE I, LLC

      10.3   Amendment No. 1 to aircraft lease agreement, dated March 31, 2004 between the Company and EAGLE I, LLC

      10.4   Aircraft lease agreement, dated March 31, 2004 between the Company and EAGLE II, LLC

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

        Current Report on Form 8-K dated January 20, 2004, announcing fiscal 2004 first quarter results.

        Current Report on Form 8-K dated January 23, 2004, announcing the nomination of C. Richard Deininger for election at the Company’s February 17, 2004 Annual Meeting of Shareholders.

        Current Report on Form 8-K dated February 20, 2004, announcing that Richard A. Dasen declined reelection to the Board of Directors, and voting results from the Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMITOOL, INC.
(Registrant)

Date: May 11, 2004	By: /s/ LARRY A. VIANO
Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)