Form 10-Q
period 2004-06-30
SEMITOOL INC
filed 2004-08-11
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

Commission file number 0-25424

Semitool, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Montana (State or Other Jurisdiction of Incorporation or Organization)		81-0384392 (I.R.S. Employer Identification No.)

655 West Reserve Drive
Kalispell, Montana 59901
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (406) 752-2107

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    NO X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of August 4, 2004 28,647,457

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Financial Information

        Item 1. Condensed Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003

Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and June 30, 2003

Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and June 30, 2003

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2004 and June 30, 2003

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

Signatures

Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
 (Amounts in Thousands, Except Share Amounts)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,843	$23,018
Marketable securities	9,108	4,917
Trade receivables, less allowance for doubtful accounts of $271 and $319	41,270	17,630
Inventories	59,269	32,263
Income tax refund receivable	3,223	21,043
Prepaid expenses and other current assets	2,607	1,433
Deferred income taxes	6,583	6,578

Total current assets	133,903	106,882
Property, plant and equipment, net	26,964	24,923
Intangibles, less accumulated amortization of $915 and $612	7,012	6,522
Other assets, net	510	447

Total assets	$168,389	$138,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,086	$13,078
Accrued commissions	2,928	1,722
Accrued warranty	2,944	4,634
Accrued payroll and related benefits	4,850	3,925
Other accrued liabilities	2,475	1,554
Customer advances	2,125	3,355
Deferred profit	17,664	5,278
Long-term debt and capital leases, due within one year	222	228

Total current liabilities	59,294	33,774
Long-term debt and capital leases, due after one year	2,147	2,322
Deferred income taxes	2,004	2,001

Total liabilities	63,445	38,097

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,636,007 and 28,455,777 shares issued and outstanding	48,677	47,445
Retained earnings	56,753	53,659
Accumulated other comprehensive loss	(486)	(427)

Total shareholders' equity	104,944	100,677

Total liabilities and shareholders' equity	$168,389	$138,774

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
  (Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product and service	$26,609	$25,041	$82,350	$90,953
License fees	--	--	7,500	--

Net revenue	26,609	25,041	89,850	90,953
Cost of goods sold	12,978	13,074	38,292	49,636

Gross profit	13,631	11,967	51,558	41,317

Operating expenses:
Selling, general and administrative	12,400	12,653	35,912	40,343
Research and development	3,751	3,476	10,812	13,361

Total operating expenses	16,151	16,129	46,724	53,704

Income (loss) from operations	(2,520)	(4,162)	4,834	(12,387)
Other income (expense), net	(98)	330	(216)	615

Income (loss) before income taxes	(2,618)	(3,832)	4,618	(11,772)
Income tax provision (benefit)	(864)	(1,574)	1,524	(4,591)

Net income (loss)	$(1,754)	$(2,258)	$3,094	$(7,181)

Earnings (loss) per share:
Basic	$(0.06)	$(0.08)	$0.11	$(0.25)

Diluted	$(0.06)	$(0.08)	$0.11	$(0.25)

Weighted average common shares outstanding:
Basic	28,615	28,438	28,544	28,434

Diluted	28,615	28,438	29,164	28,434

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  (Amounts in Thousands)

	Nine Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$3,094	$(7,181)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	4,086	6,272
Loss on disposition of assets	308	73
Compensation recognized under employee stock option plans	206	--
Change in:
Trade receivables	(23,760)	17,512
Inventories	(27,615)	(4,934)
Income tax refund receivable	17,820	(3,842)
Prepaid expenses and other current assets	(1,171)	(379)
Other assets, net	(63)	(152)
Accounts payable	13,047	(3,321)
Accrued commissions	1,206	(732)
Accrued warranty	(1,690)	(1,414)
Accrued payroll and related benefits	917	(1,534)
Income taxes payable	--	(179)
Other accrued liabilities	917	177
Customer advances	(1,233)	621
Deferred profit	12,379	(13,949)

Net cash used in operating activities	(1,552)	(12,962)

Investing activities:
Purchases of marketable securities	(11,601)	(11,741)
Proceeds from sale and maturities of marketable securities	7,402	14,176
Purchases of property, plant and equipment	(5,396)	(894)
Increases in intangible assets	(1,075)	(1,239)
Proceeds from sale of property, plant and equipment	183	208

Net cash provided by (used in) investing activities	(10,487)	510

Financing activities:
Proceeds from exercise of stock options	1,026	34
Repayments under line of credit and short-term debt	--	(51)
Repayments of long-term debt and capital leases	(181)	(563)

Net cash provided by (used in) financing activities	845	(580)

Effect of exchange rate changes on cash and cash equivalents	19	47

Net decrease in cash and cash equivalents	(11,175)	(12,985)
Cash and cash equivalents at beginning of period	23,018	34,265

Cash and cash equivalents at end of period	$11,843	$21,280

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
  (Amounts in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,754)	$(2,258)	$3,094	$(7,181)
Net gain (loss) on cash flow hedges	213	(1)	(169)	(7)
Unrealized loss on available-for-sale securities	(9)	(6)	(7)	(13)
Foreign currency translation adjustments	(76)	(70)	117	133

Total comprehensive income (loss)	$(1,626)	$(2,335)	$3,035	$(7,068)

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

In our opinion these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly our consolidated financial position as of June 30, 2004, the consolidated results of operations for the three and nine month periods ended June 30, 2004 and 2003, and the consolidated cash flows for the nine month periods ended June 30, 2004 and 2003. The results of operations for the periods presented may not be indicative of those you may expect for the full year.

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

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.  Semitool has only one reportable segment.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation” as amended by SFAS No 148 (SFAS No. 148) “Accounting for Stock-Based Compensation Transition and Disclosure.” APB No. 25 provides that compensation expense relative to employee stock options is measured based on the intrinsic value of the stock options granted. Compensation expense is recognized in the statement of operations in the case where the stock options are granted at exercise prices below fair market value on the date of grant. If the stock options are granted at market value, no compensation expense is recorded. SFAS No. 123 provides for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free rate over the expected life of the option. SFAS No. 123 requires entities continuing to use an intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used. SFAS No. 148 requires prominent disclosure of the method used to value options and the effect of the method used on reported results in both annual and interim financial statements.

For options granted at market value, we do not recognize an expense. However, for options granted at exercise prices below fair market value on the date of grant, we recognize compensation expense and amortize deferred stock-based compensation on the accelerated vesting method described in FASB Interpretation Number 28 over the vesting periods of the applicable stock options (normally five years). Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,754)	$(2,258)	$3,094	$(7,181)
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	63	--	138	--
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(184)	(143)	(570)	(545)

Pro forma net income (loss)	$(1,875)	$(2,401)	$2,662	$(7,726)

Basic earnings (loss) per share:
As reported	$(0.06)	$(0.08)	$0.11	$(0.25)
Pro forma	$(0.07)	$(0.08)	$0.09	$(0.27)

Diluted earnings (loss) per share:
As reported	$(0.06)	$(0.08)	$0.11	$(0.25)
Pro forma	$(0.07)	$(0.08)	$0.09	$(0.27)

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) used for basic and
diluted earnings (loss) per share	$(1,754)	$(2,258)	$3,094	$(7,181)

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	28,615	28,438	28,544	28,434
Effect of dilutive stock options	--	--	620	--

Denominator for diluted earnings (loss) per share	28,615	28,438	29,164	28,434

Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 1,511,375 and 1,539,895 for the three months ended June 30, 2004 and 2003, and 58,250 and 1,539,895 for the nine months ended June 30, 2004 and 2003.

Note 2. Inventories

The Company's inventories are summarized as follows (in thousands):

	June 30, 2004	September 30, 2003
Parts and raw materials	$28,186	$14,324
Work-in-process	24,896	10,182
Finished goods	6,187	7,757

	$59,269	$32,263

During the three months ended June 30, 2004, no finished goods inventory was transferred to property, plant and equipment.  For the nine months ended June 30, 2004, $648,000 was transferred to property, plant and equipment for testing and laboratory use.

Note 3. Warranty Obligations

Our obligations for warranty are accrued concurrently with the revenue recognized on the related equipment. We make provisions for our warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating our warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from our current estimate.

Changes in our accrued warranty liability were as follows (in thousands):

	Nine Months Ended June 30,
	2004	2003
Accrued warranty balance, beginning of period	$4,634	$6,186
Accruals for new warranties issued during the period	3,107	4,771
Expirations and changes in estimates to pre-existing warranties	(1,834)	(744)
Warranty labor and materials provided during the period	(2,963)	(5,439)

Accrued warranty balance, end of period	$2,944	$4,774

With the exception of product warranties we have not issued any guarantees or any indirect guarantee for the indebtedness of others.

Note 4. Contingencies

Seed Layer Enhancement Litigation:
We are involved in two lawsuits filed in June 2001 against each of Ebara Corporation (“Ebara”) and Novellus Systems, Inc. (“Novellus”) in the United States District Court for the District of Oregon (the “Oregon District Court”).  The two lawsuits claim that Ebara and Novellus infringe a patent we own that relates to the method by which “seed layers” on copper plated wafers are enhanced through certain fabrication steps. The method is embodied in our U.S. Patent No. 6,197,181 (the ‘181 Patent). In both cases we seek an injunction to stop them from practicing this technology as well as damages for past infringement, increased damages for willful infringement, and attorneys’ fees. Both defendants have denied any infringement and also allege that the ‘181 Patent is invalid. In addition, Novellus counterclaimed against us for infringement of four of their patents. The status of each case is set forth below.

Semitool, Inc. v. Ebara Corp. and Ebara Technologies, Inc.:
On July 23, 2004, we entered into a Seed Layer Enhancement Patent License Agreement (the “License Agreement”) and a Settlement Agreement with Ebara. The Settlement Agreement provides for the joint dismissal of the seed layer enhancement litigation with Ebara discussed above. The License Agreement provides for the payment to the Company of (i) a license initiation fee of $3.25 million, (ii) a commercialization fee in the event certain criteria are fulfilled, and (iii) patent license royalties payable to the Company in the event certain criteria are fulfilled. All other terms of the agreements are confidential. Under the Settlement Agreement, the lawsuit will be dismissed upon our receipt of the $3.25 million license initiation fee, which is expected to be received in the fourth quarter of fiscal 2004 and reflected in revenue in that period.

Semitool, Inc. v. Novellus Systems, Inc.:
In response to our suit against Novellus for infringement of our seed layer enhancement patent, they filed counterclaims for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”.  Novellus’ counterclaim for infringement of their U.S. Patent 6,179,983 has been withdrawn with prejudice and Novellus covenanted not to assert that patent against us. On March 31, 2004, the Oregon District Court ruled that the claims asserted by Novellus in their U.S. Patent 6,110,346 were invalid and, consequently, could not be asserted against us. On July 1, 2004, the Oregon District Court ruled that Semitool did not infringe U.S. Patent 6,074,544 and did not infringe U.S. Patent 6,162,344 in respect of the wet contact rings we currently use in our tools. The portion of the 6,162,344 patent left remaining for trial by the court deals with dry contact rings that have not been used by Semitool in its plating tools since early 2001. The remaining Novellus counterclaim, like our claim, seeks injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe there are meritorious defenses to the remaining Novellus’ counterclaim, including both our defenses that we do not infringe their patent and that their patent is invalid. Discovery is closed, and the Oregon District Court has scheduled a trial date for November 2004 for both our claim of infringement and their remaining counterclaim.

Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome of the Novellus seed layer enhancement patent lawsuit will be in our favor. It is the opinion of management, based on information available at this time, that the loss of any or all of its claim for patent infringement against Novellus would not have a material adverse effect on its business, financial condition, results of operations or cash flows. We cannot reasonably estimate the potential loss, if any, that might be incurred if we do not prevail in our defenses to Novellus’ counterclaim. If Novellus were to prevail in their remaining counterclaim, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Note 5. Income Taxes

The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Federal	$(1,030)	$(1,268)	$577	$(4,323)
State	(101)	(104)	71	(362)
Foreign	267	(202)	876	94

	$(864)	$(1,574)	$1,524	$(4,591)

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
  the continued recovery of the semiconductor industry;
  expected increased shipments in the fourth quarter;
  the success of our new Raider platform;
  the expected geographic sales mix of our products;
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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2004.

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
  move to spray processing and single-wafer processing technologies for enhanced surface preparation; and
  wafer level and other advanced packaging enabling smaller portable products.

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

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses and profitability in managing our business. In addition to these financial measures found in our financial statements, we also use bookings, backlog and shipments as key performance indicators. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of undelivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next twelve months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output.

A summary of key factors which impacted our financial performance during the third quarter includes:

  Litigation legal expenses decreased compared to prior quarters due to the resolution of one case with Applied Materials in the second quarter and lower activity in the remaining cases.  In addition, we recently announced two significant favorable developments in our plaintiff litigation.  On July 1, 2004 we won key rulings in our patent infringement case against Novellus Systems and on July 23, 2004 Ebara Corporation of Japan signed a license agreement for our seed layer enhancement patents.  Under the terms of the agreement, Ebara will pay us a $3.25 million license initiation fee which will be reported in fourth quarter revenue.
  Our fiscal 2004 third quarter bookings were $45.6 million.
  Shipments in the third quarter of fiscal 2004 were $41.7 million.
  We recorded a net loss of $1.8 million on revenues of $26.6 million in our third quarter.  Of greatest impact was our not receiving final customer acceptances on four Raider tools in the third quarter, which resulted in our not being able to recognize revenue on these shipments.  Because the selling price of each of these tools is in excess of $2 million, not receiving the final acceptances made a critical difference in reported revenue in the third quarter.
  Our gross margin was 51.2% of net revenue, up from 47.8% in the same period in fiscal 2003.
  Cash, cash equivalents and marketable securities were $20.9 million at June 30, 2004, a decrease of $8.9 million from $29.8 million at March 31, 2004 as we build inventory in anticipation of increased fourth quarter shipments.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Product and service revenue	100.0%	100.0%	91.7%	100.0%
License fees	--	--	8.3	--

Net revenue	100.0	100.0	100.0	100.0
Cost of sales-product and sevice revenue	48.8	52.2	42.6	54.6
Cost of sales-license fees	--	--	--	--

Gross profit	51.2	47.8	57.4	45.4

Operating expenses:
Selling, general and administrative	46.6	50.5	40.0	44.3
Research and development	14.1	13.9	12.0	14.7

Total operating expenses	60.7	64.4	52.0	59.0

Income (loss) from operations	(9.5)	(16.6)	5.4	(13.6)
Other income (expense), net	(0.3)	1.3	(0.3)	0.7

Income (loss) before income taxes	(9.8)	(15.3)	5.1	(12.9)
Income tax provision (benefit)	(3.2)	(6.3)	1.7	(5.0)

Net income (loss)	(6.6)%	(9.0)%	3.4%	(7.9)%

Third Quarter and First Nine Months of Fiscal 2004 Compared with Third Quarter and First Nine Months of Fiscal 2003

Net Revenue

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)
Product and service revenue	$26,609	$25,041	$82,350	$90,953
License fees	--	--	7,500	--

Net revenue	$26,609	$25,041	$89,850	$90,953

Product and service revenue consists of revenues from sales of semiconductor equipment, spare parts and service. License fee revenue represents fees from licensing certain of our patents.

Product and service revenue increased $1.6 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and decreased $8.6 million for the nine months ended June 30, 2004 as compared to the year-to-date period in fiscal 2003. Improved sales of spare parts offset slightly decreased tool sales in the third quarter of fiscal 2004 to account for the increase in product revenue as compared to the third quarter of fiscal 2003.  In both fiscal 2004 periods, we deferred revenue on multiple Raider systems shipped, whereas in the comparative periods of fiscal 2003, we recognized revenue on multiple tools for which revenue had previously been deferred in accordance with our revenue recognition policy. We introduced the Raider platform in June 2003 and consequently, most of our shipments year-to-date have been the first Raiders to our customers. Revenue is fully deferred on those tools until final customer acceptance is obtained. In contrast, in fiscal 2003, we received multiple new product acceptances for Millennium cleaning and Paragon plating tools from customers for tool orders that had been shipped in earlier periods.

Geographically, our sales have been weighted toward North America in fiscal 2004 as compared with a balanced sales mix between North America, Europe and Asia in fiscal 2003. The current weighting toward North American sales corresponds with our first shipments of the Raider platform.

Gross Profit

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Gross profit from:
Product and service revenue	$13,631	$11,967	$44,058	$41,317
License fees	--	--	7,500	--

Total gross profit	$13,631	$11,967	$51,558	$41,317

Percentage of net revenue	51.2%	47.8%	57.4%	45.4%

Gross profit increased $1.7 million or 13.9% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. For the nine months ended June 30, 2004, gross profit increased $10.2 million or 24.8% from the nine months ended June 30, 2003.

In the quarterly comparison, improved absorption of manufacturing costs contributed approximately 3.0 points of the 3.4 percentage point increase in margins.  Inventory reserves decreased quarter over quarter, contributing an additonal two percentage points to the favorable third quater margin increase.  These favorable impacts to the net margin change were offset by an approximate two percentage point margin decrease resulting from fewer installation revenues being reported in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.

The primary increase in gross profit in the year-to-date fiscal 2004 period comparison is the receipt of the $7.5 million license initiation fee which contributed approximately 9.0 percentage points to the 12 percentage point increase in margins year over year.

Third quarter gross margins were minimally impacted by sales of tools containing parts, valued at their written down cost basis, that were included in the $19.1 million inventory write-down in the fourth quarter of fiscal 2003.  Year-to-date gross margins have been favorably impacted by 1.0 percentage points due to the sale of two Millennium tools that contained certain parts valued at their written-down cost basis. In both instances, customers placed orders for equipment from a discontinued product line. Revenues on those sales totaled $4.2 million.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Selling, general and administrative	$12,400	$12,653	$35,912	$40,343
Percentage of net revenue	46.6%	50.5%	40.0%	44.3%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses decreased $253,000 in the third quarter of fiscal 2004 to 46.6% of net revenue and $4.4 million year-to-date to 40.0% of our net revenue.

Legal expenses decreased more than 77% in the third quarter of fiscal 2004 and 46% year-to-date as compared to the same periods in fiscal 2003 as a result of our efforts to bring our plaintiff litigation to conclusion and to manage our legal costs.  In the quarterly comparison, these decreases were offset by a 12% increase in employment costs as we lifted the pay reductions imposed in fiscal 2003 and restored wages.  Commission expense also increased 70% in the quarterly comparison because of revenue recognized in Asia, where we pay commissions at a higher rate to our independent sales representatives.

In addition to the decrease in legal expense, the fiscal 2003 to fiscal 2004 year-to-date comparison was also benefited by an 8% decrease in employment costs as a result of reductions in force during fiscal 2003 and a 34% decrease in commission expense as a result of a shifting sales mix to North America from Asia.

Research and Development

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Research and development	$3,751	$3,476	$10,812	$13,361
Percentage of net revenue	14.1%	13.9%	12.0%	14.7%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $275,000 or to 14.1% of net revenue in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.  It decreased $2.5 million to 12.0% of net revenue in the fiscal 2003 to fiscal 2004 year-to-date comparison.

Depreciation expense declined 36% and 43% in the quarterly and year-to-date comparisons, respectively, as assets reached the end of their estimated useful lives.  In the quarterly comparison, this decrease was offset by increases in prototype and general operating expenses.  The fiscal 2003 third quarter was benefited by the reversal of charges when we settled a dispute with an equipment supplier.  Year-to-date, prototype expense has declined because our focus thus far in fiscal 2004 has been meeting new customer requirements for the Raider platform whereas in the prior year we were engaged in the development of this new platform.

Our research and development expense has fluctuated from quarter to quarter in the past. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net revenue, primarily due to the timing of expenditures and fluctuations in the level of net revenue in a given quarter. We expect to continue to fund research and development expenditures with a multi-year perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)
Interest income	$61	$246	$242	$492
Interest expense	(35)	(35)	(113)	(163)
Foreign exchange gain (loss)	(120)	103	(395)	(97)
Other	(4)	16	50	383

Total other income (expense), net	$(98)	$330	$(216)	$615

Net other income (expense) decreased in both of the fiscal 2004 periods as compared to the same periods in fiscal 2003. Interest income declined in both periods as fiscal 2003 included interest income on a federal income tax refund receivable. In both fiscal 2004 periods, we reported an exchange gain loss because of fluctuations in the Yen and the Euro. In the year-to-date comparison, other income in fiscal 2003 includes the proceeds we received from a settlement in connection with a patent claim that we pursued against a German manufacturer of semiconductor equipment.

Income Taxes

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)
Income tax provision (benefit)	$(864)	$(1,574)	$1,524	$(4,591)

Our estimated effective tax rate changed to 33% in fiscal 2004 from 39% in fiscal 2003. The difference in the effective tax rate compared to the prior year is primarily due to the impact of research and development credits which increased the benefit in the prior year and reduced the expense in the current year.

Backlog and Deferred Revenue

	June 30, 2004	June 30, 2003
	(Dollars in millions)
Backlog	$55.2	$23.5
Percentage change in backlog from
prior year-to-date period end	134.9%	(42	.1)%
Deferred revenue	$34.2	$13.1
Percentage change in deferred revenue
from prior year-to-date period end	161.1%	(68	.4)%

Approximately 60% of our current backlog is for tools on the Raider platform.  Deferred revenue decreased at June 30, 2004 as compared with June 30, 2003.  In 2003, our deferred revenue pool was decreasing on a quarterly basis because of reduced activity in the industry. At June 30, 2004, deferred revenue was increasing because of increased shipments of Raiders.

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

Deferred profit included in our current liabilities is derived from deferred revenue, which relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of goods sold, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

Selected components of cash flows from operating activities from our consolidated cash flows statements follow:

	Nine Months Ended
	June 30, 2004	June 30, 2003
	(In thousands)
Net income (loss)	$3,094	$(7,181)
Income tax refund receivable	17,820	(3,842)
Inventories	(27,615)	(4,934)
Accounts payable	13,047	(3,321)
Trade receivables	(23,760)	17,512
Deferred profit	12,379	(13,949)

In the first nine months of fiscal 2004, the primary sources of cash from operating activities were the receipt of the $7.5 million license initiation fee included in income from operations and the receipt of over $16.0 million in income tax refunds. Inventory and accounts payable increased as a result of our plan to reduce manufacturing cycle times and provide faster deliveries to our customers by stocking components that will help shorten our lead times. Trade receivables increased due to the shipment of several Raiders in the latter half of the third quarter. The increase in deferred profit is the result of revenue and expenses deferred on our new Raider products pending final customer acceptance. In fiscal 2003, our deferred profit pool was being relieved as we received customer acceptances on new tools deferred in prior periods.  In fiscal 2004, we are shipping new tools to new customers which, under our revenue recognition policy guided by SAB 104, requires that revenue and the associated expenses be deferred.

In the first nine months of fiscal 2004, investing activities included $5.4 million in purchases of factory equipment and other property and net cash used for the purchase of marketable securities of $4.2 million.

Financing activities consist primarily of cash received from stock option exercises of $1.0 million offset by long-term debt repayments of $181,000 during the first nine months of fiscal 2004.

The following commitments as of June 30, 2004, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$2,369	$222	$480	$493	$1,174
Capital lease obligations	--	--	--	--	--
Operating leases	1,298	745	527	26	--
Purchase order commitments	6,495	5,493	1,002	--	--

Total commitments	$10,162	$6,460	$2,009	$519	$1,174

We have agreements with Mr. Raymon F. Thompson, our chairman, to lease aircraft and an aircraft hangar. The current rental rate is approximately $249,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table.

As of June 30, 2004, our principal sources of liquidity consisted of approximately $11.8 million of cash and cash equivalents, $9.1 million in marketable securities and incoming cash generated from operations. We have also recently negotiated a $15.0 million line of credit, which agreement will be finalized in our fourth quarter.  We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2004 and into the foreseeable future. We estimate capital expenditures will be between $10.0 million and $12.0 million during the next twelve months. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement, to issue other financial instruments or to obtain a suitable credit facility, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments or that we will be able to obtain a credit facility on acceptable terms.

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

In addition, the timing of certain expenses, such as cost of goods sold, including installation and warranty, and commission expenses coincides with the recognition of the related revenues. We follow specific guidelines in measuring revenue; however, certain judgments such as the definition of a new customer environment and new acceptance criteria or if installation is perfunctory may be required in the application of our revenue policy.

Inventories.     Inventories are valued at the lower of cost or market on a first-in, first-out basis. Accordingly, we write down the carrying value of inventories for estimated obsolescence and future marketability. On a quarterly basis, we compare historical and projected sales and usage of raw materials and parts and our assumptions about future use of raw materials, parts and finished goods with our forecast, market demand and industry conditions to determine potential obsolescence or whether the inventory on hand represents excess quantities. As a result of our analysis, we record reserves impacting Cost of Goods Sold, if appropriate. If actual future use, demand or market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required.

Warranty Obligations. We provide for the estimated cost of equipment warranties when the related revenue is recognized. We track individual warranties on a tool-by-tool basis and develop estimated rates by equipment class. The rates are used to estimate the warranty accrual for a given specific piece of equipment. These rates are revised periodically to reflect current cost trends due to the current life cycle of that product class. The warranty accrual is reduced by actual costs of providing the warranty or if a balance is remaining at the end of the warranty period, then that amount is also written off. Warranty accrual expense impacts primarily Cost of Goods Sold. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Statements of Operations.  If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced.

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

As of June 30, 2004, we had approximately $2.4 million in fixed-rate long-term debt. Changes in market interest rates would change the estimated fair value of our long-term debt. We believe that a 10% change in long-term interest rates would not have a material effect on our financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. As the Yen is our functional currency in Japan, we use short-term forward exchange contracts to reduce our foreign currency exchange risk related to forecasted sales. At June 30, 2004, we held forward contracts to sell Japanese Yen with a face value of $8.3 million, a market value of $8.4 million and an unrealized loss of $100,000. Additionally, the impact of movements in currency exchange rates on forward contracts are offset to the extent of intercompany receivables denominated in Japanese Yen. We believe the effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Seed Layer Enhancement Litigation:
We are involved in two lawsuits filed in June 2001 against each of Ebara Corporation (“Ebara”) and Novellus Systems, Inc. (“Novellus”) in the United States District Court for the District of Oregon (the “Oregon District Court”). The two lawsuits claim that Ebara and Novellus infringe a patent we own that relates to the method by which “seed layers” on copper plated wafers are enhanced through certain fabrication steps. The method is embodied in our U.S. Patent No. 6,197,181 (the ‘181 Patent). In both cases we seek an injunction to stop them from practicing this technology as well as damages for past infringement, increased damages for willful infringement, and attorneys’ fees. Both defendants have denied any infringement and also allege that the ‘181 Patent is invalid. In addition, Novellus counterclaimed against us for infringement of four of their patents. The status of each case is set forth below.

Semitool, Inc. v. Ebara Corp. and Ebara Technologies, Inc.:
On July 23, 2004, we entered into a Seed Layer Enhancement Patent License Agreement (the “License Agreement”) and a Settlement Agreement with Ebara. The Settlement Agreement provides for the joint dismissal of the seed layer enhancement litigation with Ebara discussed above. The License Agreement provides for the payment to the Company of (i) a license initiation fee of $3.25 million, (ii) a commercialization fee in the event certain criteria are fulfilled, and (iii) patent license royalties payable to the Company in the event certain criteria are fulfilled.  All other terms of the agreements are confidential. Under the Settlement Agreement, the lawsuit will be dismissed upon our receipt of the $3.25 million license initiation fee, which is expected to be received in the fourth quarter of fiscal 2004 and reflected in revenue in that period.

Semitool, Inc. v. Novellus Systems, Inc.:
In response to our suit against Novellus for infringement of our seed layer enhancement patent, they filed counterclaims for infringement of four of their patents: viz., U.S. Patent 6,179,983 “Method and Apparatus for Treating Surface Including Virtual Anode”; U.S. Patent 6,074,544 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; U.S. Patent 6,110,346 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”; and U.S. Patent 6,162,344 “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer”. Novellus’ counterclaim for infringement of their U.S. Patent 6,179,983 has been withdrawn with prejudice and Novellus covenanted not to assert that patent against us. On March 31, 2004, the Oregon District Court ruled that the claims asserted by Novellus in their U.S. Patent 6,110,346 were invalid and, consequently, could not be asserted against us. On July 1, 2004, the Oregon District Court ruled that Semitool did not infringe U.S. Patent 6,074,544 and did not infringe U.S. Patent 6,162,344 in respect of the wet contact rings we currently use in our tools. The portion of the 6,162,344 patent left remaining for trial by the court deals with dry contact rings that have not been used by Semitool in its plating tools since early 2001. The remaining Novellus counterclaim, like our claim, seeks injunctive relief, damages for past infringement, increased damages for willful infringement and attorneys’ fees. We believe there are meritorious defenses to the remaining Novellus’ counterclaim, including both our defenses that we do not infringe their patent and that their patent is invalid. Discovery is closed, and the Oregon District Court has scheduled a trial date for November 2004 for both our claim of infringement and their remaining counterclaim.

Given the inherent uncertainty of litigation, there can be no assurance that the ultimate outcome of the Novellus seed layer enhancement patent lawsuit will be in our favor. It is the opinion of management, based on information available at this time, that the loss of any or all of its claim for patent infringement against Novellus would not have a material adverse effect on its business, financial condition, results of operations or cash flows. We cannot reasonably estimate the potential loss, if any, that might be incurred if we do not prevail in our defenses to Novellus’ counterclaim. If Novellus were to prevail in their remaining counterclaim, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Employment Agreement between Larry Murphy and Semitool, Inc. dated April 20, 2004*

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    *Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    Current Report on Form 8-K dated April 27, 2004, announcing fiscal 2004 second quarter results.

    Current Report on Form 8-K dated April 27, 2004, announcing the appointment of Steve Stahlberg as a director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2004	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)