Form 10-K
period 2004-09-30
SEMITOOL INC
filed 2004-12-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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
(406) 752-2107
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004 (based on the last reported sale price on the Nasdaq National Market as of such date) was $210,485,780.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 1, 2004 was 28,690,507.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held February 16, 2005.

SEMITOOL, INC.

Index to Annual Report on Form 10-K
Year Ended September 30, 2004

PART I

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	INTRODUCTION - FORWARD-LOOKING STATEMENTS BUSINESS EXECUTIVE OFFICERS OF THE REGISTRANT PROPERTIES LEGAL PROCEEDINGS SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A. ITEM 9B.	MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

SELECTED FINANCIAL DATA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

CONTROLS AND PROCEDURES

OTHER INFORMATION

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	EXECUTIVE OFFICERS AND DIRECTORS

EXECUTIVE COMPENSATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES

PART I

Introduction - Forward-Looking Statements

        Statements contained in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's estimates, projections and assumptions that underlie such statements at the time they are made. Forward-looking statements in the discussion of our business, properties and legal matters include, without limitation, statements regarding:

  trends in the semiconductor industry that are driving growth, including whether the industry will continue torecover in fiscal 2005,
  Semitool's solutions and strategies for electrochemical deposition and wafer surface preparation, including our intent to continue investing in research and development to maintain and expand our position as a technology leader, the performance and acceptance of our products, including the continued technological improvement of our tools and the success of our Raider platform, manufacturing strategy, including our vertical manufacturing structure and manufacturing strategies for increasing performance reliability and yields while reducing the cost of ownership of our tools, the pursuit of new and growing markets, including our strategy for increased sales in Asia and long-term growth potential there, competition, including our ability to compete favorably with companies significantly larger than us, patent filings and our efforts to protect our intellectual property portfolio, the adequacy of our existing manufacturing facilities,
  the ability to maintain our worldwide sales, service and customer support organizations, and the impact of litigation on our business.

        Other forward-looking statements made below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere include statements relating to:

  accounting policies and estimates and the effects of new accounting standards, research and development expenses, including expected fluctuations in such expenses in absolute dollar amounts and as a percentage of net sales, and our expectation of continued funding of research and development to attain technology leadership in our industry, the expected geographic sales mix of our products, including our anticipation of larger contributions to sales from Europe and Asia in fiscal 2005, estimates of capital expenditures and the sufficiency of funds to make expected capital expenditures through fiscal 2005, the impact of various factors on gross margin,
  inventory management, and
  the sufficiency of funds and the ability to finance activities, including sources of liquidity.

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

Item 1. Business

Overview

        We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used for copper and gold plating for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 100 of these manufacturing steps. As we have completed our final audit for ISO certification, we expect to be ISO 9001:2000 certified by the end of December 2004.

        Semitool, Inc., a Montana corporation, was founded in 1979 and is headquartered in Kalispell, Montana. Our mailing address is 655 West Reserve Drive, Kalispell, MT 59901 and our telephone number is 406-752-2107. Additional information about the Company is available on our website at http://www.semitool.com. On our Investor Relations page on our website, we post the following filings as soon as practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our own Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. Our Form 10-K and other filings also are available at the Securities and Exchange Commission’s website at http://www.sec.gov.

Industry Background

        Growth in the semiconductor industry is driven by the global demand for semiconductor devices that are incorporated in a broad array of electronics devices such as personal computers, servers, digital televisions, audio systems, personal digital assistants, or PDAs, cellular phones and other wireless communications devices. The market for semiconductor equipment used to fabricate semiconductor devices has also experienced significant growth, driven by greater demand for, and increasingly higher performance of, semiconductor devices. Though subject to a high degree of cyclicality due to periods of excess supply or demand for semiconductor devices, the market for semiconductor equipment is characterized by rapid technological development and product innovation. As a result, to meet new technological advancements, semiconductor device manufacturers may purchase new semiconductor equipment despite the timing of the market cycle.

Semiconductor Manufacturing Process Overview

        Semiconductor devices consist of millions of microscopic transistors and other components that store information and allow the execution of instructions used to operate electronic devices. Fabrication of ICs involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment and chemical media. The fabrication process includes, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films. After the deposition of each film layer, the fabrication process continues with repeated cleaning, stripping and etching processes to prepare the surface for the next step. When completed, the wafer may contain several hundred ICs, which are then separated by a dicing process. The ICs are then packaged by connecting them to pins using metal wires or contacts and encapsulating the ICs in a polymer. In an effort to reduce the size of packaged ICs, some manufacturers are using newer packaging processes such as wafer level packaging, which allows for packaging of ICs before they are separated from the wafer. The packaged semiconductor devices are then placed into an electronic product, such as a cellular phone or other portable electronic device.

        Cleaning, stripping, etching or otherwise preparing the wafer surface are steps repeated throughout the semiconductor fabrication process. These processes are important, since the integrity of the next step depends on the effectiveness of prior cleaning, stripping, or etching steps. Immersion and spray are two fundamental means by which surface preparation wet process steps are performed. Immersion processes, or wet benches, use a series of liquid-filled tanks in which wafers are immersed. The wafers are transported from one tank to another tank by robots or human operators. Spray delivery systems subject wafers to sequential spray applications of chemicals inside an enclosed process chamber, where the chemical is brought to the wafers while the wafers are spun. Spray systems can be configured to process wafers in a batch or single-wafer mode.

        An IC’s internal wiring, or interconnect, establishes the connections between transistors within an IC. Interconnects are formed by the deposition of metal film layers, such as aluminum, on the surface of a wafer. The deposition step occurs numerous times throughout the manufacturing process, with advanced ICs possessing seven or more metal film layers. As device dimensions continue to shrink, the connections between transistors add noticeably more delay to IC processing speeds, due to the intrinsic resistance and capacitance of the interconnect material. In an effort to increase IC speeds and provide lower power operation, copper is increasingly being used as the interconnect material, due to its lower intrinsic resistivity. However, copper, unlike aluminum, is difficult to handle due to a negative reaction in direct contact with silicon, which leads to lower yield and potentially contaminates other manufacturing processes. As a result, copper-based manufacturing requires more critical surface preparation steps and special processing techniques to provide complete isolation of the copper material.

Trends in Semiconductor Manufacturing

        There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

        Smaller Device Features for Lower Cost and Higher Performance. The increasing trend towards more advanced electronics applications has spurred the industry’s transition to smaller device features, enabling lower cost per IC, or die, as more die can be fabricated on a single wafer. Additionally, smaller device features lead to more advanced semiconductor devices that feature higher IC speeds. However, as the industry moves to 90 nanometer features sizes and below, the IC fabrication process becomes significantly more complex, requiring more stringent manufacturing specifications and lower acceptable margins of error. In particular, the fabrication process becomes more susceptible to ever smaller particles, requiring the use of more advanced surface preparation equipment. Also, manufacturing with smaller IC interconnects requires the use of ECD equipment to form smaller IC interconnects.

        New Materials to Fabricate More Advanced Semiconductor Devices. The need to fabricate increasingly advanced semiconductor devices has led to more complex manufacturing processes that use new materials, such as low-k dielectrics and copper to form an IC’s interconnect. The use of copper, in particular, presents significant processing challenges to prevent copper contamination of the wafer at the atomic level. To address these challenges, dedicated processes have been developed to provide better isolation of copper materials in an IC, including dual-damascene, barrier layer formation, and seed layer enhancement. These complex, dedicated processes require the use of ECD equipment for the precise deposition of copper material. Additionally, the introduction of new materials requires a higher number of surface preparation steps, as well as more advanced cleaning processes that are tailored to handle these new materials.

        Increased Use of 300mm Wafers to Reduce Manufacturing Costs. Leading semiconductor device manufacturers are investing in 300mm wafer fabs. The increase in surface area over 200mm has led to higher manufacturing efficiency and lower cost per IC due to the economies of scale that IC manufacturers achieve by processing additional die per wafer. Processing a larger surface area requires an additional level of control and precision, which necessitates the purchase of next generation semiconductor equipment that is specifically targeted for the processing of 300mm wafers.

        Move to Spray Processing Technologies for Enhanced Surface Preparation. The industry shift towards smaller device dimensions, new materials and 300mm wafer processing has driven the need for more advanced surface preparation technologies and process equipment. For example, spray processing is increasingly being used instead of immersion due to its greater process control, reduced footprint and reduced chemical consumption.

        Wafer Level and Other Advanced Packaging to Enable Smaller Portable Products. New packaging technologies, including wafer level packaging, are being developed by the industry to enable smaller portable products such as PDAs, MP3 players, mobile phones and radio frequency identification, or RFID, tags. Advanced packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology. Advanced packaging uses fabrication processes similar to IC fabrication and includes, among others, ECD for connective solder and gold bumps, photoresist stripping and under-bump metal etching.

Semitool’s Solution

        We are a leading provider of wet chemical processing equipment, targeting wafer surface preparation and ECD applications. As the semiconductor manufacturing process increases in complexity and production parameters become increasingly stringent, semiconductor manufacturers increasingly rely upon manufacturers of semiconductor equipment to achieve improved process control, provide a smaller footprint and lower the cost of ownership of their manufacturing processes. Our solutions address critical applications within the semiconductor manufacturing process, and enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. Key elements of our solution include:

        Technology Leadership. We are able to leverage our extensive expertise in wet chemical processing and over 25 years of experience building and supporting production-proven semiconductor manufacturing equipment. We utilize our advanced, proprietary computational techniques in the design of our reactors to address an increasingly complex manufacturing process. We have a strong intellectual property portfolio with 257 U.S. patents issued and approximately 191 U.S. patents pending.

        Comprehensive Product Portfolio. We provide a broad suite of advanced, highly-engineered, innovative processing systems that include surface preparation and ECD equipment. Our batch and single-wafer processing systems for wet cleaning, stripping and etching feature our proprietary spray technology, as well as our unique, proprietary process chamber designs. We use computational advanced techniques for a variety of applications, including copper interconnect and seed layer enhancement, and our proprietary Capsule technology for back-side and bevel-edge cleaning.

        Raider Platform. Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation and ECD applications. Our proprietary linear design, coupled with our own robotic technology, allows for up to 12 interchangeable discrete process chambers. The Raider platform also features no-teach robot technology which results in reduced installation and operating costs.

        Vertically-Integrated Manufacturing and Design Capabilities. Our manufacturing operations are selectively vertically-integrated to include metals and plastics fabrication and finishing capabilities, component parts and final product assembly, and extensive product development capabilities. Our manufacturing facilities feature a high-volume manufacturing line that provides short lead time delivery of our products. In addition, we typically perform component manufacturing and product prototyping internally. This strategy reduces our products’ time to market and helps lower our design and manufacturing costs.

Strategy

        Our objective is to be the leading worldwide provider of wet chemical processing equipment, targeting wafer surface preparation and ECD applications. To achieve this goal, we are pursuing the following strategies:

        Target Innovative, High-Margin, High-Growth Opportunities with Differentiated Products. Our strategy is to be the first to enter new, high-growth markets with differentiated products. This has provided us with early market and technology leadership and enabled us to achieve strong gross margins. For example, we were among the first to target the rapidly-growing wafer level packaging and ECD markets.

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technology leader in surface preparation and ECD. Our goal is to deliver leading-edge technical innovation to our customers by focusing on performance, improved system reliability, yield enhancement and a low cost of ownership. We believe these factors are the most important criteria sought by our customers.

        Leverage our Raider Platform to Further Penetrate New Customer and Market Opportunities. Our Raider platform features proprietary surface preparation, ECD, and wafer handling technologies. We continue to enhance the capabilities of our Raider platform and thus broaden its customer appeal by expanding its portfolio of wet chemical processing capabilities. We plan to leverage our Raider platform with both our current and potential new customers, in our existing markets, as well as in new markets.

        Integrate Design and Manufacturing Expertise. Our strategy is one of close integration of design and manufacturing, coupled with selective vertical manufacturing to achieve innovative solutions, cost and quality advantages and to reduce the time to market for new products and product enhancements. We believe that the close coordination of our engineering and manufacturing teams provides us with an advantage in developing new products as well as improving the design of our products to increase performance reliability and manufacturing yields while reducing costs. Additionally, our control over selective critical components reduces our dependence on component suppliers.

        Leverage Strategic Relationships. Throughout our 25-year history, we have focused on satisfying the needs of worldwide semiconductor device manufacturers and establishing long-term relationships with our customers. We work with select customers at the concept and design stages to identify and respond to their requests for current and future generations of products. These close working relationships allow us to understand and address the performance and cost expectations of our customers. We plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with additional semiconductor device manufacturers.

        Expand Our Asian Market Presence. During the past several years we have expanded our presence in Asia, and revenue from Asia now comprises a significant percentage of our total net sales. We currently have sales organizations in Singapore, Japan, Taiwan, Korea, and China, and we intend to continue to expand our sales and applications support organization to broaden our customer reach. We believe that the Asia region, in particular China, has the potential for additional significant long-term growth. Our sales, marketing and service strategy is to expand our installed base of equipment with existing and potential new customers in these regions.

Technology

        We are a leader in the design, development and manufacturing of advanced, wet chemical processing equipment. We leverage our 25 years of experience in designing and manufacturing production-proven semiconductor manufacturing equipment to deliver solutions that enable the fabrication of increasingly higher performance semiconductor devices. We have several key technological core competencies, including advanced computational modeling, and have assembled a development team with extensive engineering and modeling expertise to capitalize on these competencies.

        Our surface preparation systems incorporate our innovative Capsule technology which features a closed rotating process chamber. Through the use of a closed capsule architecture, our processing chambers are able to process a wafer in a more effective and comprehensive fashion. For example, for cleaning applications, our solutions are able to more effectively clean all aspects of the wafer, including the top, bottom and wafer edge using our bevel-edge cleaning capability. In addition, our closed chamber architecture is able to more efficiently retain evaporable components, thus reducing chemical consumption leading to significant cost savings.

        For electroplating applications, we leverage our advanced techniques in the design of our proprietary multiple anode assemblies. Our multiple anode assemblies enable radially controlled current density during the electroplating process, leading to a more controllable process for depositing copper film on the surface of a wafer.

Products

        Our broad product suite of highly-engineered, innovative processing systems leverages our core wet chemical processing expertise, and our more than 25 years of experience manufacturing and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are single-wafer cleaning and batch, stripping and etching equipment and ECD equipment, primarily for the plating of copper, gold and solder.

Surface Preparation Products

        Our multi-chamber, single-wafer processing systems for wet cleaning, stripping and etching are designed with a linear arrangement of the processing chambers for high volume production and share the Raider platform with our ECD equipment. The platform modularity reduces downtime and increases wafer throughput providing the customer with an overall lower cost of ownership. Our proprietary Capsule process chamber also provides selectable processing for each side of the wafer. These systems are available to accommodate 200mm and 300mm wafer sizes. Selling prices for these systems range from $600,000 to $3.4 million.

        Our batch systems for wet cleaning, stripping and etching applications include fully and semi-automated systems and use our proprietary spray technology to deliver the chemicals, deionized water and gases to the wafer surface in an enclosed chamber. The wafers are spun, on axis, and exposed to a sequenced spray of chemicals and heated nitrogen gas to process and dry the wafers. This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time. Our cost-effective ozone and deionized water-based cleaning process, called HydrOzone, is available on selected systems. This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time, water consumption, chemical waste costs and risk. These systems are available to accommodate 150mm, 200mm and 300mm wafer sizes in up to 50 wafer batches. Selling prices for these systems range from under $15,000 to $3.2 million.

RAIDER SP

        Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation and ECD applications. Our proprietary linear design, coupled with our robotic technology, allows for up to 12 interchangeable discrete process chambers. The Raider platform also features no-teach robot technology. This results in enhanced tool utilization for reduced installation and operating costs. The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry. The tool is equipped with our proprietary Capsule chamber, which allows side-selectable processing. In addition, the system can be equipped with spray, immersion, megasonic, or vapor process chambers. Applications include wafer backside, bevel-edge clean for removal of unwanted copper and other contamination, post-etch polymer removal, critical pre-deposition cleans, and metal etching. The Raider SP is available to accommodate 200mm and 300mm wafer sizes.

SIRIUS

        The Sirius was designed specifically to deliver our proprietary HydrOzone process. HydrOzone, using a minimal amount of deionized water and ozone, is a low cost, low environmental impact process option in comparison to the typical processes used for photoresist stripping, photolithography rework and organic cleans as it does not require the use of sulfuric acid with its related delivery and disposal costs. The Sirius is a manually loaded semi-automated system with a 50 wafer capacity spray processing chamber. The system is available to accommodate both 200mm and 300mm wafer sizes.

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

Spray Acid Tool (SAT), Spray Solvent Tool (SST), Spin Rinser/Dryer (SRD), SCEPTER

        The SAT and SST are manually loaded semi-automated systems for performing sequential processing of 25 wafers per spray process chamber. They are designed for wafer processing using high purity acidic, alkaline and solvent based chemistries to achieve a wide array of cleaning, stripping and etching applications. These systems can be equipped with up to three 200mm process chambers and are ideal for medium to low production volumes and research and development activity. The SRD is a high efficiency cleaning system utilizing deionized water to remove water-soluble contaminants, chemical residue and particulate matter. It is available to accommodate wafer sizes up to 300mm in diameter. The Scepter series is an advancement of these semi-automated products that offers double the productivity of the 25 wafer capacity tools by processing 50 wafers at a time in nearly the same system footprint. The Scepter can process wafer sizes up to 200mm in diameter.

Electrochemical Deposition Systems

        Our single-wafer ECD systems incorporate proprietary electroplating technology on a multi-chamber platform that processes one wafer per chamber. ECD applications include copper interconnect and seed layer enhancement for logic and power ICs, gold bumps for high speed communication ICs, and solder bumps for advanced wafer level packaging. Our leading single-wafer design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration. These systems generally include a combination of ECD and surface preparation process chambers to address a customer’s specific application. These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers’ capacity requirements. Selling prices of these systems typically range from approximately $2.0 million to $3.1 million.

RAIDER ECD

        The Raider ECD is an automated multi-chamber, single-wafer processor for high volume ECD. The specific configuration of its multiple processing chambers determines which semiconductor IC and advanced packaging markets the Raider ECD serves. For copper interconnect, several process steps can be integrated onto a single system such as ECD seed layer enhancement, ECD fill, wafer backside clean, bevel-edge clean, film thickness metrology and rapid thermal anneal. Our proprietary concentric anode chamber design, coupled with our model-based plating controller, allows the user to optimize plating profiles for downstream operations such as better matching of film characteristics to planarization (CMP) equipment, resulting in virtually eliminating CMP rework. Our proprietary Capsule cleaning chamber, which is also used in our Raider SP, is integrated into the tool for bevel-edge and backside copper cleaning to eliminate copper contamination. The modularity of the platform provides our customers with the flexibility to configure the chamber mix to meet their specific needs. Additionally, our Advanced Chemical Management System, or ACMS, an automated electroplating bath control unit, can be fully integrated with the Raider ECD systems. The ACMS maintains the desired chemical balance in the plating baths by automatically analyzing and replenishing the chemical constituents using our proprietary technology and typically services two ECD systems. The primary applications for the Raider ECD are copper, gold, nickel, platinum and solder depositions. It is available to accommodate 200mm and 300mm wafer sizes.

Customers, Sales and Marketing

        Our customers include leading worldwide semiconductor manufacturers. The following is a representative list of our largest U.S. and international customers in fiscal 2004:

Advanced Micro Devices Atmel Cree Hewlett Packard IBM Infineon	Intel Maxim Integrated Products Micron Technology Motorola (Freescale) NEC Seagate	Semiconductor Mfg. Intl. Corp. Skyworks STMicroelectronics Texas Instruments United Microelectronics Corporation Unitive (Amkor)

        Our top ten customers accounted for 56.9%, 58.4% and 58.6% of net sales in fiscal 2004, 2003 and 2002, respectively. No customer accounted for over 10% of net sales in fiscal 2004. Advanced Micro Devices accounted for 19.4% and 21.2% of our net sales in fiscal 2003 and fiscal 2002, respectively.

        International sales, primarily in Europe, Asia and Japan, accounted for approximately 51.8%, 61.4% and 62.6% of net sales for fiscal 2004, 2003 and 2002, respectively. The relative proportion of international sales to total net sales declined in fiscal 2004 because initial marketing efforts and shipments of the Raider systems, and our licensing fees, were in North America in fiscal 2004. We have direct sales and customer support organizations located in the United States, Europe, Japan, Singapore, Korea, Taiwan and China, and for some products, an independent distributor serves Japan. Additionally, we also utilize independent commissioned sales and service representatives in Taiwan and China and selectively in other markets.

        Field service personnel and application engineers located in the United States, Europe, Japan and Asia provide warranty service, post-warranty service and equipment installation. We also provide service and maintenance training, as well as process application training for our customers’ personnel, on a fee basis. Spare parts inventories are maintained in outsourced locations throughout the world, which allows us to offer same day or overnight delivery in many instances.

Backlog and Deferred Revenue

        Consolidated orders backlog was $37.7 million as of September 30, 2004. We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. During periods of downturns in the semiconductor industry, we have experienced significant cancellations and delays.

        Our deferred revenue relates to equipment shipped to customers that has not been accepted by the customer. Revenue on those shipments will be recognized as sales when acceptance is received. As of September 30, 2004, deferred revenue was $44.0 million.

        As a result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays, and acceptances of shipped equipment carried in deferred revenue, the backlog at any particular date and the orders bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period.

Manufacturing

        Most of our manufacturing is conducted at our facility located in Kalispell, Montana. Our manufacturing operations are selectively vertically integrated to include metals and plastics fabrication and finishing capabilities, component parts and final product assembly, and extensive product development capabilities. Manufacturing personnel work closely with product development engineers to enhance manufacturability and facilitate the transition from prototype to full-scale production. Our high-volume manufacturing line provides responsive lead time delivery of our products. Component and product prototyping typically is performed internally, reducing the time to market for new products and product enhancements.

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

        Expenditures for research and development, which are expensed as incurred, were approximately $15.1 million, $18.1 million and $23.1 million in fiscal 2004, 2003 and 2002, respectively. These expenditures, as a percentage of our net sales, represented approximately 10.8%, 15.5% and 18.7% in each of these fiscal years, respectively.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological change. Significant competitive factors in the semiconductor equipment and related markets in which we compete include: system performance, quality and reliability, cost of using our equipment, ability to ship products in the time required, timeliness and quality of technical support service, our success in developing new and enhanced products, pricing and payment terms. We face substantial competition from established competitors, some of which have greater financial, marketing, technical and other resources, broader and integrated product lines, more extensive customer support capabilities, larger sales organizations and greater installed customer bases. Our primary competitors in ECD include Applied Materials, Inc., Novellus Systems, Inc., and Ebara Corporation.

        In wet surface preparation applications, our competition includes Dainippon Screen Manufacturing Co., FSI International, Inc., SEZ Holding, AG, Tokyo Electron, Ltd. and wet bench manufacturers.

        We believe that we compete favorably with these manufacturers. We may also face competition from new market entrants.

Patents and Other Intellectual Property

        The semiconductor industry in general is very active in pursuing patent applications for both equipment and processes used in the manufacture of semiconductor devices. Patents are considered important to the protection of intellectual property resulting from a company’s research and development programs and are viewed as a means of gaining market advantages over competitors because the industry often differentiates competitors on the basis of technological criteria.

        We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 257 U.S. patents, some with pending foreign counterparts, have approximately 191 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. We have had an active patent program since the Company’s inception; consequently, the duration of our patent portfolio is staggered due to various issuance dates for individual patents. Our patent portfolio is not dominated by any particular patents. We consider the strength of the overall portfolio to be more important than the strength of any particular patent. In fact, many patents are part of our “patent families” and it is difficult, if not impossible, to make any assessment regarding the “materiality” of one patent in that family over another. Even if a patent is not used offensively to prevent a competitor from practicing the same art, it may still provide a defense against a competitor’s potential patent infringement claim against us.

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

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others, further commercialization of our technology could provoke claims of infringement from third parties.

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

Employees

        As of September 30, 2004, we had 958 full-time and temporary employees worldwide. None of our employees are represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position
Raymon F. Thompson (1) Timothy C. Dodkin (2) Larry E. Murphy (3) Larry A. Viano (4) Dana R. Scranton (5) Richard P. Schuster (6)	63 55 45 50 49 48
Chairman of the Board, President and Chief Executive Officer
Executive Vice President
Chief Operating Officer
Vice President, Chief Financial Officer
Vice President, Surface Preparation Technology
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

(3)     Larry E. Murphy joined us in May 2004, and is our Chief Operating Officer. Prior to joining us, Mr. Murphy worked for 15 years at Tosoh SMD, Inc., a U.S. subsidiary of Tosoh Corporation headquartered in Tokyo, Japan. Mr. Murphy was Tosoh SMD’s President and Chief Executive Officer, as well as Chairman of their Taiwanese, Korean and Singapore subsidiaries. Previously at Tosoh SMD, he held several executive positions, including Chief Operating Officer, Vice President of Sales and Marketing and Global Sales Manager.

(4)     Larry A. Viano joined us in 1985 and has held various positions with the Company since then. Mr. Viano has been serving as our Vice President, Chief Financial Officer since May 2003. He also serves as our Principal Accounting Officer. He is a Certified Public Accountant.

(5)     Dana R. Scranton has served as our Vice President, Surface Preparation Technology since September 2001. Dr. Scranton has 12 years of experience with Semitool in the areas of engineering, product management and marketing. He has a total of 17 years experience in the semiconductor capital equipment business.

(6)     Richard P. Schuster joined us in 1984 and has served as our Vice President, Global Service since February 2002. Prior to 2002, Mr. Schuster was our Director of Service for North America.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

Item 2. Properties

        We have two manufacturing facilities located on sites in Kalispell, Montana with approximately 200,000 square feet in the aggregate. We also own a facility located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We own an office building in Cambridge, UK, which serves as our European headquarters for sales and customer support. During fiscal 2004, we purchased land near Salzburg, Austria for future facilities. We also lease 12 other smaller facilities worldwide, which are used as sales and customer service centers.

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

Item 3. Legal Proceedings

        In June 2001, we filed suit against Novellus Systems, Inc. (“Novellus”) in the United States District Court for the District of Oregon for infringement of our U.S. Patent No. 6,197,181 (the ‘181 Patent). Novellus counterclaimed against us for infringement of four of their patents. On October 11, 2004, we entered into a Settlement Agreement (the “Settlement Agreement”) with Novellus settling this patent litigation. Pursuant to the Settlement Agreement, Novellus paid us $2.9 million and both parties agreed to additional covenants and restrictions related to the patents in dispute in the litigation and the resolution of future patent disputes.

        The parties agreed to dismiss with prejudice their respective claims in the litigation, without either party admitting any liability. In addition, Novellus provided covenants not to sue Semitool at any time in the future for any infringement of the four counterclaim patents it asserted in the litigation based on acts either prior to, or after, the effective date of the Settlement Agreement, and Semitool provided a covenant not to sue Novellus for any infringement of the ‘181 Patent based on acts which occurred prior to the effective date of the Settlement Agreement. The parties also agreed to certain dispute resolution procedures in the event of any future patent disputes.

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

PART II

Item 5. Market for Our Common Stock and Related Shareholder Matters

Our Common Stock is traded under the symbol “SMTL” principally on the Nasdaq National Market. The approximate number of shareholders of record at December 1, 2004 was 138 and the reported last sale price on that date of our common stock on the Nasdaq National Market was $9.21. The high and low sales prices for our common stock reported by the Nasdaq National Market are shown below.

Common Stock Price Range
Fiscal Year
Ended September 30,

	2004		2003
	High	Low	High	Low
First Quarter	$11.72	$7.99	$7.29	$4.29
Second Quarter	$14.55	$10.60	$7.09	$4.09
Third Quarter	$13.32	$10.24	$6.00	$3.98
Fourth Quarter	$10.85	$6.87	$9.59	$4.84

Since our initial public offering of common stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2004:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plans
Equity compensation plans approved by
stockholders	1,634,925	$7.08	2,984,500

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

	Year Ended September 30,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net sales	$139,627	$117,048	$123,687	$256,467	$239,447
Gross profit (1)	77,421	35,254	59,083	128,092	126,701
Gain on sale of subsidiary (2)	--	--	--	31,054	--
Income (loss) from operations (3)	10,876	(35,269)	(24,463)	63,563	36,669
Net income (loss) before cumulative effect of
change in accounting principle	7,354	(21,151)	(14,238)	43,258	24,426
Cumulative effect of change in accounting
principle (net of tax) (4)	--	--	--	(17,645)	--
Net income (loss)	7,354	(21,151)	(14,238)	25,613	24,426
Basic earnings (loss) per share	0.26	(0.74)	(0.50)	0.90	0.87
Diluted earnings (loss) per share	0.25	(0.74)	(0.50)	0.89	0.85
Weighted average number of basic common shares	28,570	28,446	28,410	28,333	28,062
Weighted average number of diluted common shares	29,066	28,446	28,410	28,769	28,783

Balance Sheet Data:
Cash, cash equivalents and marketable securities	22,354	27,935	40,840	46,837	6,711
Working capital (1)	78,287	73,108	90,997	106,730	79,498
Total assets	181,300	138,774	183,663	200,090	202,660
Short-term debt	225	228	435	1,192	21,724
Long-term debt and capital leases	2,089	2,322	2,912	3,265	3,653
Shareholders' equity	109,843	100,677	121,422	133,199	108,632

(1)	In the fourth quarter of fiscal 2003, we wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform.
(2)	We sold our wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.
(3)	Fiscal 2001 was reclassified to include the gain on sale of subsidiary in income (loss) from operations, rather than following income (loss) from operations.
(4)	The cumulative effect is the result of our adopting the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.” Data to reflect the change in accounting principle in accordance with SAB 101 are not available to restate financial information for fiscal years prior to 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used for copper and gold plating for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 100 of these manufacturing steps.

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

As the semiconductor manufacturing process increases in complexity and production parameters become more stringent, semiconductor manufacturers have increasingly relied upon providers of semiconductor equipment that features improved process control, smaller footprint and a lower cost of ownership of their manufacturing processes. We provide a broad suite of advanced, highly-engineered, innovative processing systems that include surface preparation and ECD equipment. Our batch and single-wafer processing systems for wet cleaning, stripping and etching feature our proprietary spray technology, as well as our unique process chamber designs. Our ECD equipment leverages our advanced computational techniques and Capsule technology for a variety of applications including copper interconnect, seed layer enhancement and gold and solder bumps for advanced packaging.

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses and profitability in managing our business. In addition to these financial measures found in our financial statements, we also use bookings, backlog and shipments as key performance indicators. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of undelivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next 12 months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output.

A summary of key factors that impacted our financial performance during fiscal year 2004 includes:

  Our fiscal 2004 bookings were $195.4 million as compared to $91.5 million in fiscal 2003 and include over $75 million in bookings for our new Raider platform.

  Shipments in fiscal 2004 were $173.0 million, up from $95.9 million in fiscal 2003.

  Net income was $7.4 million on net sales of $139.6 million in fiscal 2004 after two consecutive years of net losses.

  Our gross margin increased to 55.4% of net sales, up from 30.1% in fiscal 2003. Fiscal 2004 margin was favorably impacted by the receipt of $10.8 million in license initiation fees while fiscal 2003 margin was negatively impacted by a $19.1 million inventory write-down.

  We licensed our seed layer enhancement patents to Applied Materials, Inc. and Ebara, Inc. during the fiscal year and received license initiation fees totaling $10.8 million in fiscal 2004. The license initiation fees are included in the bookings, shipments, net sales, gross margin and net income figures discussed above.

  Cash, cash equivalents and marketable securities were $22.4 million at September 30, 2004, a decrease of $5.5 million from $27.9 million at September 30, 2003, reflecting increased trade receivables from higher shipment levels and increased inventory as we built inventory for future shipments.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Year Ended September 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	44.6	69.9	52.2

Gross profit	55.4	30.1	47.8

Operating expenses:
Selling, general and administrative	36.8	44.8	48.9
Research and development	10.8	15.5	18.7

Total operating expenses	47.6	60.3	67.6

Income (loss) from operations	7.8	(30.2)	(19.8)
Other income (expense), net	(0.1)	0.5	1.2

Income (loss) before income taxes	7.7	(29.7)	(18.6)
Income tax provision (benefit)	2.4	(11.6)	(7.1)

Net income (loss)	5.3%	(18.1)%	(11.5)%

Fiscal 2004 Compared with Fiscal 2003 and Fiscal 2002

Net Sales

	Year Ended September 30,
	2004	2003	2002
	(Dollars in millions)
Net Sales	$139.6	$117.0	$123.7
By Product Line:
Semiconductor equipment	$128.8	$117.0	$123.7
License fees	10.8	--	--
By Geographical Distribution, percentage of net tool sales:
North America	46.4%	38.8%	37.5%
Europe	27.7%	31.4%	37.1%
Asia, including Japan	25.9%	29.8%	25.4%

Net sales increased $22.6 million in fiscal 2004 as compared with fiscal 2003. The increase in net sales reflects the improved state of the semiconductor and semiconductor equipment industries. All product lines showed improvement in fiscal 2004, particularly surface preparation applications and spare parts. Surface preparation net sales were favorably impacted by customer purchases of our new Raider systems for single-wafer cleaning applications as well as by customer purchases of our batch tools, both of which expanded our customers’ manufacturing capacity. ECD net sales are primarily sales of our new Raider systems for plating applications. Fiscal 2004 was also benefited by the receipt of $10.8 million in license initiation fees for our seed layer enhancement patents.

Both fiscal 2003 and fiscal 2002 net sales were adversely impacted by the downturn in the semiconductor and semiconductor equipment industries. Customer purchases in both years were primarily focused on newer technology products, especially single-wafer cleaning tools, rather than on tools that enhanced manufacturing capacity. Product sales in both years continued trends to 300mm equipment and single-wafer platforms.

Geographically, approximately half of our fiscal 2004 net sales were derived from North America, which correlates with our first shipments of the Raider platform. Europe and Asia each accounted for approximately 25% of our remaining sales. We anticipate a larger contribution from both Europe and Asia in fiscal 2005.

Gross Profit

	Year Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Gross profit	$77,421	$35,254	$59,083
Percentage of net sales	55.4%	30.1%	47.8%

Gross profit increased $42.2 million or 119.6% in fiscal 2004 compared to fiscal 2003. Fiscal 2003 gross profit decreased $23.8 million or 40.3% compared with fiscal 2002 gross profit of $59.1 million. We recorded a $19.1 million inventory write-down in fiscal 2003 due to obsolescence caused by the introduction of our new Raider product.

Inventory reserves were lower in fiscal 2004 as compared to fiscal 2003 because of the inventory write-down in fiscal 2003. Of the 25.3 percentage point difference in gross margin in fiscal 2004 as compared with fiscal 2003, the inventory write-down in fiscal 2003 accounted for 11 percentage points. The receipt of $10.8 million in license initiation fees for our seed layer enhancement patents also contributed over six points to the increase in margin in fiscal 2004. Improved absorption of manufacturing costs also contributed to the improved margin in fiscal 2004 because our factory operated at higher levels of output.

The margin decrease in fiscal 2003 from fiscal 2002 is primarily attributable to the $19.1 million inventory write-down discussed above. In fiscal 2002 the semiconductor and semiconductor equipment industries were in a downturn. The impact on the Company was lower operating levels in the factory, which resulted in reduced manufacturing overhead absorption and higher inventory obsolescence than in fiscal 2001. Changes in our sales mix also contributed to the margin change in fiscal 2002.

Fiscal 2004 gross margin was minimally impacted by sales of tools containing parts, valued at their written down cost basis. Fiscal 2004 gross margin was favorably impacted by approximately 1.0 percentage point due to the sale of tools that contained certain parts valued at their written-down cost basis. Revenues on those sales totaled $9.0 million.

Selling, General and Administrative

	Year Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Selling, general and administrative	$51,398	$52,439	$60,454
Percentage of net sales	36.8%	44.8%	48.9%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses decreased $1.0 million in fiscal 2004 as compared with fiscal 2003 to 36.8% of net sales and $8.0 million in fiscal 2003 from fiscal 2002 to 44.8% of net sales.

Legal expenses decreased more than 50% in fiscal 2004 compared to fiscal 2003 as a result of our efforts to bring our plaintiff litigation to conclusion and to manage our legal costs. Costs related to worldwide marketing and customer support efforts increased by approximately 38% as a result of increased business opportunity and activity. Professional fees increased by over 70% primarily as a result of additional accounting and legal support expense related to the current financial regulatory environment. Commission expense declined in fiscal 2004 as compared to fiscal 2003 reflecting the change in our geographic sales mix from Asia to North America. Generally, commission expense is directly variable with sales and is also dependent on the geographic region of the sale as commission rates vary from region to region.

The downward trend in SG&A expenses in absolute dollars from fiscal 2002 to fiscal 2003 was the result of continued cost control during the industry downturn. Reduced staffing and related expenses resulted in cost reductions, which were partially offset by increased legal expenses related to patent litigation. Fiscal 2002 SG&A expenses also reflected the impact of cost reductions, including manpower reductions and lower sales commissions. Those decreases were partially offset by a $4.4 million increase in legal expenses related to the protection of our intellectual property.

Research and Development

	Year Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Research and development	$15,147	$18,084	$23,092
Percentage of net sales	10.8%	15.5%	18.7%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense decreased $2.9 million in fiscal 2004 as compared to fiscal 2003. It decreased $5.0 million in the fiscal 2003 to fiscal 2002 comparison.

R&D depreciation expense declined 46% in fiscal 2004 as compared with fiscal 2003, as assets placed in service earlier reached the end of their estimated useful lives. Prototype expense also declined in fiscal 2004 because our focus has been meeting new customer requirements for the Raider platform whereas in the prior year we were engaged in the development of this new platform. These decreases were partially offset by increases in other operating expenses as a result of a general increase in business activity. In fiscal 2004, our R&D projects focused on development of our single-wafer megasonics processing chamber to improve particle removal for the critical cleaning market, development of the environmentally-friendly HydrOzone cleaning process for critical layers in the transistor-formation step of IC fabrication and development of the next-generation Capsule II processing chamber for post-etch cleaning, wafer backside and bevel cleaning. For our plating technology, we also developed a membrane chamber that reduces chemical consumption, which is critical for cost sensitive chip manufacturing and wafer level packaging applications.

The decline in fiscal 2003 R&D expenses as compared to fiscal 2002 was attributable to continued cost control in the form of staff reductions and related expenses. R&D projects in fiscal 2003 included the further development of our Raider platform for single-wafer ECD and single-wafer cleaning, stripping and etching in both 200mm and 300mm. Fiscal 2002 R&D expenses were impacted by manpower reductions in response to the industry downturn. This reduction was partially offset by an increase in depreciation expense as we updated our process development and demonstration laboratories. Fiscal 2002 R&D projects included enhancements to our Capsule processor and ECD products, the development of the Sirius system and other projects focused on the industry technology trends toward smaller feature sizes and the transition to copper, wafer level packaging and 300mm.

Our research and development expense has fluctuated from period to period in the past. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given period. We expect to continue to fund research and development expenditures with a multi-year perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Other Income (Expense), Net

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
Interest income	$332	$590	$943
Interest expense	(148)	(205)	(205)
Foreign exchange gain (loss)	(422)	(284)	364
Other	99	495	396

Total other income (expense), net	$(139)	$596	$1,498

Net other income (expense) declined to a net expense of $139,000 in fiscal 2004 from net income of $596,000 in fiscal 2003. Interest income declined from $590,000 in fiscal 2003 to $332,000 in fiscal 2004, reflecting reduced cash investments. In fiscal 2004, we reported foreign exchange losses because of fluctuations in the Yen, Euro and the British pound. In fiscal 2003, we reported foreign exchange losses because of fluctuations in the Yen and the Euro. In fiscal 2002, we reported a foreign exchange gain, primarily due to fluctuations in the Yen. Other income in fiscal 2003 included the proceeds we received from a settlement in connection with a patent claim that we pursued against a German manufacturer of semiconductor equipment. Other income in fiscal 2002 included a gain on the sale of an investment.

Income Taxes

	Year Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Income tax provision (benefit)	$3,383	$(13,522)	$(8,727)
Estimated effective tax rate	31.5%	39.0%	38.0%

The estimated effective tax rate declined to 31.5% in fiscal 2004 as compared to fiscal 2003. The difference in the effective tax rate compared to the prior years is primarily due to the effect of research and development credits and our foreign income exclusion, which increased in fiscal 2004 as compared to fiscal 2003 and fiscal 2002 because we were profitable in fiscal 2004.

Backlog and Deferred Revenue

	September 30,
	2004	2003	2002
	(Dollars in millions)
Backlog	$37.7	$19.9	$27.6
Percentage change in backlog from
prior year-to-date period end	89.4%	(27.9)%	(28.9)%
Deferred revenue	$44.0	$10.7	$38.3
Percentage change in deferred revenue
from prior year-to-date period end	311.2%	(72.1)%	0.3%

Approximately 49% of our current backlog is for tools on the Raider platform. Deferred revenue increased $33.3 million at September 30, 2004 as compared with September 30, 2003. In 2003, our deferred revenue pool was decreasing because of reduced activity in the industry. At September 30, 2004, deferred revenue was increasing because of increased shipments of Raiders.

We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are generally subject to cancellation or rescheduling by customers with limited or no cancellation fees. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays, the backlog at any particular date and the bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period. In particular, during periods of downturns in the semiconductor industry we have experienced cancellations and significant shipment delays.

Deferred profit included in our current liabilities is derived from deferred revenue, which relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of goods sold, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

Selected components of cash flows from operating activities from our consolidated cash flows statements follow:

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
Net income (loss)	$7,354	$(21,151)	$(14,238)
Income tax refund receivable	19,782	(8,393)	(11,648)
Inventories	(24,508)	(6,789)	694
Accounts payable	8,790	(3,016)	4,899
Trade receivables	(34,630)	16,478	17,453
Deferred profit	19,120	(15,154)	(1,322)

Operating Activities. In fiscal 2004, cash provided by operations was $2.9 million. The primary sources of cash from operating activities were the receipt of the $10.8 million in license initiation fees included in income from operations and the receipt of over $16.0 million in income tax refunds. Inventory increased $24.5 million and accounts payable increased $8.8 million as a result of our plan to reduce manufacturing cycle times and provide faster deliveries to our customers by stocking components that will help shorten our lead times. Trade receivables increased due to higher shipment levels in fiscal 2004. The increase in deferred profit was the result of revenue and expenses deferred on our new Raider products pending final customer acceptance. In fiscal 2003, our deferred profit pool was being relieved as we received customer acceptances on new tools deferred in prior periods. In fiscal 2004, we shipped new tools to new customers which, under our revenue recognition policy guided by SAB 104, requires that revenue and the associated expenses be deferred, until customer acceptance is received.

In fiscal 2003, we used cash from operations of $10.1 million. The net loss in fiscal 2003, adjusted for non-cash benefits, most notably the inventory write-down of $19.1 million, depreciation and amortization and decreases in tax assets, was the primary factor in the use of cash from operating activities in fiscal 2003. Changes in working capital accounts, notably decreases in trades receivables, provided $16.5 million in cash. This was offset by an increase in income tax refund receivable of $8.4 million related to the net operating loss, and reductions in deferred profit of $15.2 million, the result of the receipt of customer acceptances on new tools deferred in prior periods that were not offset by new tool deferrals.

During fiscal 2002, the primary source of cash was the net collection of trade receivables of $17.5 million. In fiscal 2002 the semiconductor equipment industry was in a downturn. As is typical during a downturn, collections exceeded the generation of new trade receivables. The downturn and subsequent declining sales, operating levels and net operating loss, along with the income tax refund receivable, partially offset the net increase in cash provided by operating activities.

Investing Activities. In fiscal 2004, investing activities included $8.6 million in purchases of factory equipment and other property and net cash used for the purchase of marketable securities of $1.1 million. We invested an additional $1.4 million in our development and demonstration laboratories in fiscal 2004 by transferring finished goods inventory to property, plant and equipment. We also invested $1.4 million in intangible assets, primarily in our patent portfolio.

We used $1.3 million to acquire property, plant and equipment, primarily laboratory equipment in fiscal 2003. Consistent with our focus on product and process development, we further invested in our development and demonstration laboratories with a transfer of $2.6 million in finished goods inventory to property, plant and equipment in fiscal 2003. Cash invested in intangible assets, primarily intellectual property rights, was approximately $1.5 million in fiscal 2003.

Cash used in investing activities in fiscal 2002 consisted mainly of the $7.0 million used to purchase property, plant and equipment, primarily laboratory equipment and a new office building in Cambridge, UK for our European headquarters. We further invested $5.1 million in our development and demonstration laboratories by transferring finished goods to property, plant and equipment in fiscal 2002. We also invested $1.7 million in intangible assets, primarily our patent portfolio.

Financing Activities. Financing activities consist primarily of cash received from stock option exercises of $1.2 million offset by long-term debt repayments of $236,000 during fiscal 2004. Cash used in financing activities for fiscal 2003 primarily consisted of net repayments on long-term borrowings of $634,000 compared to $317,000 in long-term debt repayments in fiscal 2002. The exercise of stock options in fiscal 2003 provided $69,000 in cash compared to $255,000 in fiscal 2002.

The following commitments as of September 30, 2004, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$2,314	$225	$487	$483	$1,119
Operating leases	1,062	740	300	6	16
Purchase order commitments	8,145	7,902	243	--	--

Total commitments	$11,521	$8,867	$1,030	$489	$1,135

We have agreements with entities owned by Mr. Raymon F. Thompson, our chairman, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,933,600, $2,094,000 and $2,600,000 for the years ended September 30, 2004, 2003, and 2002, respectively. The current rental rate is approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table. In fiscal 2004, we incurred $802,000 of leasehold improvements to leased aircraft. The improvements are being amortized over a three-year period.

As of September 30, 2004, our principal sources of liquidity consisted of approximately $16.4 million of cash and cash equivalents, $6.0 million in marketable securities and incoming cash generated from operations. In the first quarter of fiscal 2005, we finalized a $15.0 million revolving credit facility which was negotiated in fiscal 2004. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2005 and into the foreseeable future. We estimate capital expenditures will be between $10.0 million and $12.0 million during the next 12 months. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments.

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Statements of Operations. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of our peers, ranges between approximately 60 and 115 days in our industry.

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

Litigation

In June 2001, we filed suit against Novellus Systems, Inc. (“Novellus”) in the United States District Court for the District of Oregon for infringement of our U.S. Patent No. 6,197,181 (the ‘181 Patent). Novellus counterclaimed against us for infringement of four of their patents. On October 11, 2004, we entered into a Settlement Agreement (the “Settlement Agreement”) with Novellus settling this patent litigation. Pursuant to the Settlement Agreement, Novellus paid us $2.9 million and both parties agreed to additional covenants and restrictions related to the patents in dispute in the litigation and the resolution of future patent disputes.

The parties agreed to dismiss with prejudice their respective claims in the litigation, without either party admitting any liability. In addition, Novellus provided covenants not to sue Semitool at any time in the future for any infringement of the four counterclaim patents it asserted in the litigation based on acts either prior to, or after, the effective date of the Settlement Agreement, and Semitool provided a covenant not to sue Novellus for any infringement of the ‘181 Patent based on acts which occurred prior to the effective date of the Settlement Agreement. The parties also agreed to certain dispute resolution procedures in the event of any future patent disputes.

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

We have incurred significant net losses, our future revenues are inherently unpredictable, and we may be unable to maintain profitability.

We incurred net losses of $21.2 million and $14.2 million in our fiscal years ended September 30, 2003, and 2002, respectively. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to maintain the profitability that we achieved in fiscal 2004. It is possible that in future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline.

Our quarterly operating results have varied in the past and will continue to vary significantly in the future, causing volatility in our stock price.

Our quarterly operating results have varied significantly in the past and will continue to do so in the future, which will continue to cause our common stock price to fluctuate in the future. Some of the factors that may influence our operating results and subject our common stock to price and volume fluctuations include:

  changes in customer demand for our systems, which is influenced by economic conditions, technological developments in the semiconductor industry, and the announcement or release of enhancements to existing products or new product offerings by our competitors;
  demand for products that use semiconductors;
  market acceptance of our systems and changes in our product offerings;
  size and timing of orders from customers;
  customer cancellations or delays in orders, shipments, and installations;
  customer delays or rejections of final acceptance of our shipments;
  changes in average selling price and product mix;
  failure to ship an anticipated number of systems in the quarter;
  product development costs, including research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements;
  sudden changes in component prices or availability;
  manufacturing inefficiencies caused by uneven or unpredictable order patterns, reducing our gross margins;
  costs associated with protecting our intellectual property;
  level of our fixed expenses relative to our net sales; and
  fluctuating costs associated with our international organization and international sales; including currency exchange rate fluctuations.

During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high priced systems. The selling prices of our systems range from under $100,000 to in excess of $3.4 million. Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

Variations in the amount of time it takes for our customers to accept our systems may cause our operating results to fluctuate. Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104) “Revenue Recognition” provides guidance on the recognition of revenue for sales that involve contractual customer acceptance provisions and product installation commitments. Timing of revenue recognition from the sale of new systems, sales to new customers and installation services is subject to the length of time required to achieve customer acceptance after shipment, which could cause our operating results to vary from period to period.

In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results. Moreover, many of our expenses are fixed in the short-term which, together with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly in response to declines in sales. As a result, net sales could decline and harm our business, financial condition, results of operations and cash flows, which could cause our operating results to be below the public market analysts’ or investors’ expectations and the market price of our stock could decline.

Cyclicality in the semiconductor industry and the semiconductor equipment industry has historically led to substantial variations in demand for our products and consequently our operating results, and will continue to do so.

Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry’s business cycles, the timing, length and volatility of which are difficult to predict. Our business depends upon the capital spending of semiconductor manufacturers, which, in turn, depends upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and manufacturing capacity, including capacity utilizing the latest technology. The rate of changes in demand, including end-user demand, is accelerating, and the effect of these changes on us is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in new technology, and continue to affect our net sales, gross margin and results of operations.

During downturns, the semiconductor equipment industry typically experiences a more pronounced percentage decrease in revenues than the semiconductor industry. The semiconductor industry recently experienced a downturn that began in fiscal 2001, which seriously affected our net sales, gross margin and results of operations. In addition, during downturns, it is critical to appropriately align our cost structure with prevailing market conditions, to minimize the effect of such downturns on our operations, and in particular, to continue to maintain our core research and development programs. If we are unable to align our cost structure in response to such downturns on a timely basis, or if such implementation has an adverse impact on our business, then our financial condition or results of operations may be negatively affected to an even larger extent during industry downturns.

Conversely, during an upturn or periods of increasing demand for semiconductor manufacturing equipment, we may not have sufficient manufacturing capacity and inventory to meet customer demand. During an upturn we would be unable to predict the sustainability of a recovery, if any, and/or the industry’s rate of growth in such a recovery, both of which will be affected by many factors. If we are unable to effectively manage our resources and production capacity during an industry upturn, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

We have experienced periods of rapid growth and decline in operating levels, and if we are not able to successfully manage these significant fluctuations, our business, financial condition and results of operations could be significantly harmed.

We have experienced periods of significant growth and decline in net sales. Our net sales increased 19.3% from approximately $117.0 million in fiscal 2003 to approximately $139.6 million in fiscal 2004. However, there have been other periods of significant declines in net sales; for example, our net sales decreased 51.8% from approximately $256.5 million for fiscal 2001 to approximately $123.7 million for fiscal 2002. In addition, our consolidated orders backlog increased 89.4% from approximately $19.9 million at September 30, 2003 to $37.7 million at September 30, 2004. If we are unable to effectively manage periods of rapid decline or sales growth, our business, financial condition, results of operations and cash flows could be significantly harmed.

Our deferred revenue and orders backlog may not result in future net sales.

Revenue recognition guidance requires that revenue and the associated profit from the sale of newly introduced systems, systems sales to new customers and substantive installation obligations that are subject to contractual customer acceptance provisions are deferred until the customer has acknowledged its acceptance of the system. If the system does not meet the agreed specifications and the customer refuses to accept the system, the deferred revenue and associated deferred profit will not be realized and we may be required to refund any cash payments previously received from the customer, which may harm our business, financial condition, results of operations and cash flows.

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

Our continued high spending levels on research and development and the need to maintain a high level of customer service and support may, under certain circumstances, harm our results of operations.

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

There can be no assurance that we will have sufficient resources to continue to make a high level of investment in research and development, marketing and customer service while controlling operating expenses or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. Such competitive pressures may necessitate significant price reductions by us or result in lost orders, which could harm our business, financial condition, results of operations and cash flows.

We depend on our key customers with whom we do not have long-term contracts. Any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business.

Typically, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Sales are made pursuant to purchase orders, which can be cancelled or delayed by our customers at any time. Our customers are not required to make minimum purchases from us, or make purchases at any particular time; our customers are free to purchase products from our competitors; and our customers can stop purchasing our products at any time without penalty.

Our ten largest customers accounted for approximately 56.9%, 58.4% and 58.6% of net sales in fiscal 2004, 2003 and 2002, respectively. There is a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a relatively small number of large companies for a significant portion of our net sales. Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by large customers could have a significant impact on our cash flows.

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
  upfront price and maintenance costs of using our products;
  ability to ship products on time to meet customers' demands;
  timeliness and quality of technical support service; and
  our success in developing new and enhanced products.

Due to intense competitive conditions in the semiconductor equipment industry, we have from time to time selectively reduced prices on our systems in order to protect our market share, and competitive pressures may necessitate further price reductions. Periodically, our competitors announce the introduction of new products or lower prices which can affect our customers’ decisions to purchase our systems, the prices we can charge for our systems and the level of discounts we grant our customers.

Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These combinations may provide our competitors and potential competitors with a competitive advantage over us by enabling them to more rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers are relatively large companies that require global support and service for their semiconductor manufacturing equipment. Our larger competitors have more extensive infrastructures, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

We expect our competitors to continue to improve the design and performance of their products. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price, performance and/or cost of ownership features, or that new processes or technologies will not emerge that render our products less competitive or obsolete.

As a result of the substantial investment required to evaluate and select capital equipment and integrate it into a production line, we believe that once a manufacturer has selected certain capital equipment from a particular vendor, there is a tendency for the manufacturer to rely upon that vendor to provide equipment for the specific production line application and may seek to rely upon that vendor to meet other capital equipment requirements. Accordingly, we may be at a competitive disadvantage for a protracted period of time with respect to a particular customer if that customer utilizes a competitor’s manufacturing equipment.

We have recently introduced our new Raider platform, which may fail to gain market acceptance from the market.

We have recently introduced our new Raider platform and intend to leverage this core technology platform, which is based on our prior platforms, to expand our product portfolio and increase market opportunities. We expect that revenue from this new product platform will account for a significant portion of our revenue in the future. Accordingly, acceptance of this product platform is critical to our future success. Factors that may affect the market acceptance of this product include the performance, price and total cost of ownership of the product, and the availability, functionality and price of competing products and technologies. Failure of this new product to maintain and achieve widespread market acceptance would significantly impair our revenue growth.

Rapid technological change could make our products and inventories obsolete or unmarketable for specific applications.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in customer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. For example, recent trends in semiconductor manufacturing include the move towards smaller device features to lower cost and improve performance, the use of new materials, such as copper, to achieve higher speed and performance of an integrated circuit, and the migration to 300mm diameter wafers from 200mm diameter wafers to increase productivity and reduce costs. As a result of these and other trends in our industry, we expect to continue to make significant investments in research and development. Although, historically, we have had adequate funds from operations to devote to research and development, there can be no assurance that we will have funds available, and in sufficient quantities, in the future for such research and development activities.

Introductions of new products by us or our competitors could adversely affect sales of our existing products and may cause these existing products and related inventories to become obsolete or unmarketable, or otherwise cause our customers to defer or cancel orders for existing products. We may be unable to develop and introduce new products or enhancements to our existing products on a timely basis or in a manner which satisfies customer needs or achieves widespread market acceptance. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or allow a competitor to achieve greater market share. These effects of rapid technological change could harm our business, financial condition, results of operations and cash flows.

Our results of operations may suffer if we do not effectively manage our inventories or are required to write-down our inventories due to changing market demands for our products.

To achieve commercial success with our products, we need to manage our inventory of component parts and finished goods effectively to meet changing customer product and volume requirements. Some of our products and supplies, have in the past and may in the future, become obsolete, while in inventory, due to rapidly changing customer specifications or slowdowns in demand for existing products ahead of new product introductions by us or our competitors. If we are not successfully able to manage our inventory, including our spare parts inventory, we may need to write off unsaleable or obsolete inventory, which would adversely affect our results of operations. For example, in the fourth quarter of fiscal 2003, we wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the introduction of our new Raider platform.

Our dependence on key suppliers could delay shipments and increase our costs.

Some components and subassemblies included in our products are obtained from a single source or a limited group of suppliers. The loss of, or disruption in, shipments from these sole or limited source suppliers could, in the short-term, adversely affect our business and results of operations. Further, a significant increase in the price of one or more of these components could harm our business, financial condition, results of operations and cash flows.

Our future success depends on international sales.

Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 51.8%, 61.4% and 62.6% in fiscal 2004, 2003 and 2002, respectively. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

  exposure to currency fluctuations and related derivatives used to hedge such fluctuations;
  exposure of foreign accounts to foreign exchange translations;
  political and economic instability, including terrorism;
  unexpected changes in regulatory requirements;
  tariffs and other market barriers;
  potentially adverse tax consequences;
  outbreaks of hostilities, particularly in Israel, Korea, Taiwan or China;
  difficulties in managing foreign sales representatives and distributors; and
  difficulties in staffing and managing foreign branch operations.

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
  the complexity of our customers' fabrication processes;
  the internal technical capabilities and sophistication of the customer; and
  capital spending by our customers.

Because of the number of factors influencing the sales cycle, the period between our initial contact with a potential customer and the time when we recognize revenue from our customer, if ever, varies widely in length. Our sales cycle typically ranges from one month to two years. Occasionally our sales cycle can be even longer, particularly with our international customers and new technologies. The subsequent build cycle, or the time it takes us to build a product to customer specifications after receiving an order, typically ranges from one to six months. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

When a customer purchases one of our systems, that customer often evaluates the performance of the system for a lengthy period before considering the purchase of more systems. The number of additional products a customer may purchase from us, if any, depends on many factors, including the customer’s capacity requirements. The period between a customer’s initial purchase and subsequent purchases, if any, often varies from two to twelve months or longer, and variations in length of this period could cause further fluctuations in our business, financial condition, results of operations, cash flows, and possibly our stock price.

If we deliver systems with defects, our credibility may be harmed, sales and market acceptance of our systems may decrease and we may incur liabilities associated with those defects.

Our systems are complex and sometimes have contained errors, defects and software bugs when introduced. If we deliver systems with errors, defects or software bugs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or software bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to commercial and/or product liability as a result of lawsuits against us or against our customers. We have agreed to product liability indemnities. Our product and commercial liability insurance policies currently provide only limited coverage per claim. In the event of a successful product liability and/or commercial claim, we could be obligated to pay damages that may not be covered by insurance or that are significantly in excess of our insurance limits.

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

We manufacture substantially all of our equipment in our primary manufacturing facility located in Kalispell, Montana. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot provide timely delivery of our systems, our business, financial condition, results of operations and cash flows would be adversely affected to a significant extent.

If we require additional capital in the future, it may not be available, or if available, on terms acceptable to us.

We believe that our existing balances of cash, cash equivalents and marketable securities, our cash flow from operations, and a revolving credit facility we finalized in November 2004 will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital in the future, if and when it is required, especially if we are unable to maintain profitability. If adequate capital is not available to us as required, or is not available on favorable terms, our shareholders may be subject to significant dilution in their ownership if we raise additional funds through the issuance of equity securities, or we could be required to significantly reduce or restructure our business operations.

The above mentioned revolving credit facility provides for up to $15 million in borrowings. There is no assurance that this facility will be sufficient to meet our cash needs.

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

We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 257 U.S. patents, some with pending foreign counterparts, have approximately 191 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others, further commercialization of our technology could provoke claims of infringement from third parties.

In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

Now and in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could cause us to accrue substantial cost or divert our management or resources, which by itself could have a material adverse effect on our financial condition, results of operations and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities and damages to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could harm our business, financial condition, results of operations and cash flows.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In fiscal 2004, approximately 51.8% of our net sales were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, China and Korea. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, Taiwan and China are not signatories to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan and China, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advanced view of the contents of applications prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize our Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designations of such series, without further vote or action by the shareholders. We have no present plans to issue any preferred stock in order to deter a takeover and/or adopt additional anti-takeover measures. If such actions are taken in the future, they may make a change of control difficult, even if a change of control would be beneficial to our shareholders.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, particularly our Chairman, President and Chief Executive Officer, Raymon F. Thompson, who would be extremely difficult to replace, could harm our business and operating results. We do not have key person life insurance on any of our executives. Further, to support future growth, we will need to attract and retain additional qualified employees. Competition for such personnel can be intense, and we may not be successful in attracting and retaining qualified senior executives and other employees.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not expect the adoption of EITF 03-1 to have a material effect our results of operations or financial condition.

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statement No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for periods beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. We currently have no contingently convertible debt and the adoption of EITF 04-8 is not expected to materially impact diluted earnings per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of September 30, 2004, we had approximately $2.3 million in long-term debt and no short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2004, we held forward contracts to sell Japanese Yen with a total face value of $8.8 million and a total market value of $8.8 million. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and 2003
(Amounts in Thousands, Except Share Amounts)

ASSETS
	2004	2003
Current assets:
Cash and cash equivalents	$16,368	$23,018
Marketable securities	5,986	4,917
Trade receivables, less allowance for doubtful accounts
of $271 and $319 in 2004 and 2003	52,307	17,630
Inventories	55,432	32,263
Income tax refund receivable	1,261	21,043
Prepaid expenses and other current assets	2,564	1,433
Deferred income taxes	10,851	6,578

Total current assets	144,769	106,882
Property, plant and equipment, net	29,203	24,923
Intangibles, less accumulated amortization of $1,030 and $612 in 2004 and 2003	6,857	6,522
Other assets, net	471	447

Total assets	$181,300	$138,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,834	$13,078
Accrued commissions	4,025	1,722
Accrued warranty	3,713	4,634
Accrued payroll and related benefits	5,147	3,925
Income taxes payable	2,984	--
Other accrued liabilities	1,808	1,554
Customer advances	2,277	3,355
Deferred profit	24,469	5,278
Long-term debt and capital leases, due within one year	225	228

Total current liabilities	66,482	33,774
Long-term debt and capital leases, due after one year	2,089	2,322
Deferred income taxes	2,886	2,001

Total liabilities	71,457	38,097

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,668,357 and 28,455,777 shares issued and outstanding in 2004 and 2003	49,222	47,445
Retained earnings	61,013	53,659
Accumulated other comprehensive loss	(392)	(427)

Total shareholders' equity	109,843	100,677

Total liabilities and shareholders' equity	$181,300	$138,774

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2004, 2003 and 2002
(Amounts in Thousands, Except Per Share Amounts)

	2004	2003	2002
Net sales	$139,627	$117,048	$123,687
Cost of sales	62,206	81,794	64,604

Gross profit	77,421	35,254	59,083

Operating expenses:
Selling, general and administrative	51,398	52,439	60,454
Research and development	15,147	18,084	23,092

Total operating expenses	66,545	70,523	83,546

Income (loss) from operations	10,876	(35,269)	(24,463)

Other income (expense):
Interest income	332	590	943
Interest expense	(148)	(205)	(205)
Other, net	(323)	211	760

Total other income (expense)	(139)	596	1,498

Income (loss) before income taxes	10,737	(34,673)	(22,965)
Income tax provision (benefit)	3,383	(13,522)	(8,727)

Net income (loss)	$7,354	(21,151)	$(14,238)

Earnings (loss) per share:
Basic	$0.26	$(0.74)	$(0.50)

Diluted	$0.25	$(0.74)	$(0.50)

Weighted average common shares:
Basic	28,570	28,446	28,410
Diluted	29,066	28,446	28,410

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended September 30, 2004, 2003 and 2002
(Amounts in Thousands)

	Common Stock
	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2001	28,380	$45,181	$89,048	$(1,030)	$133,199
Net loss	--	--	(14,238)	--	(14,238)
Exercise of stock options	48	255	--	--	255
Income tax effect of nonqualified
stock options	--	1,940	--	--	1,940
Other comprehensive income	--	--	--	266	266

Balance September 30, 2002	28,428	47,376	74,810	(764)	121,422
Net loss	--	--	(21,151)	--	(21,151)
Exercise of stock options	28	69	--	--	69
Other comprehensive income	--	--	--	337	337

Balance September 30, 2003	28,456	47,445	53,659	(427)	100,677
Net income	--	--	7,354	--	7,354
Exercise of stock options	212	1,218	--	--	1,218
Income tax effect of nonqualified
stock options	--	276	--	--	276
Compensation expense recognized under
employee stock option plans	--	283	--	--	283
Other comprehensive income	--	--	--	35	35

Balance September 30, 2004	28,668	$49,222	$61,013	$(392)	$109,843

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2004, 2003 and 2002
(Amounts in Thousands)

	2004	2003	2002
Operating activities:
Net income (loss)	$7,354	$(21,151)	$(14,238)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Non-cash inventory write-down and other charges	--	19,523	--
Gain on sale of marketable securities	--	--	(318)
Loss on disposition of assets	618	229	1,243
Depreciation and amortization	5,606	8,304	9,073
Deferred income taxes	(3,384)	4,830	(777)
Income tax effect of nonqualified stock options exercised	276	--	1,940
Compensation expense recognized under employee stock options plans	283	--	--
Change in:
Trade receivables	(34,630)	16,478	17,453
Inventories	(24,508)	(6,789)	694
Income tax refund receivable	19,782	(8,393)	(11,648)
Prepaid expenses and other current assets	(1,128)	376	1,119
Other assets, net	(25)	(159)	238
Accounts payable	8,790	(3,016)	4,899
Accrued commissions	2,303	(1,601)	181
Accrued warranty	(921)	(1,562)	(2,971)
Accrued payroll and related benefits	1,217	(2,055)	(118)
Income taxes payable	2,984	(180)	(2,460)
Other accrued liabilities	253	(78)	(963)
Customer advances	(1,080)	309	(42)
Deferred profit	19,120	(15,154)	(1,322)

Net cash provided by (used in) operating activities	2,910	(10,089)	1,983

Investing activities:
Purchases of marketable securities	(12,418)	(14,553)	(21,452)
Proceeds from sale and maturities of marketable securities	11,343	16,196	23,104
Purchases of property, plant and equipment	(8,568)	(1,262)	(7,024)
Increases in intangible assets	(1,358)	(1,479)	(1,722)
Proceeds from sale of property, plant and equipment	447	310	384

Net cash used in investing activities	(10,554)	(788)	(6,710)

Financing activities:
Proceeds from exercise of stock options	1,218	69	255
Borrowings under line of credit and short-term debt	--	--	386
Repayments under line of credit and short-term debt	--	(53)	(1,165)
Repayments of long-term debt and capital leases	(236)	(634)	(317)

Net cash provided by (used in) financing activities	982	(618)	(841)

Effect of exchange rate changes on cash and cash equivalents	12	248	(57)

Net decrease in cash and cash equivalents	(6,650)	(11,247)	(5,625)
Cash and cash equivalents at beginning of year	23,018	34,265	39,890

Cash and cash equivalents at end of year	$16,368	$23,018	$34,265

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2004, 2003 and 2002
(Amounts in Thousands)

	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$149	$206	$227
Income taxes	(15,900)	723	4,100
Supplemental disclosures of non-cash financing and investing activity:
Inventory transferred to equipment	$1,354	$2,636	$5,081

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30, 2004, 2003 and 2002
(Amounts in Thousands)

	2004	2003	2002
Net income (loss)	$7,354	$(21,151)	$(14,238)
Net gain (loss) on cash flow hedges	(56)	(61)	53
Unrealized gain (loss) on available-for-sale securities	(7)	(17)	603
Foreign currency translation adjustments	98	415	(390)

Total comprehensive income (loss)	$7,389	$(20,814)	$(13,972)

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.     Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool) designs, manufactures, installs and services highly-engineered equipment for use in the fabrication of semiconductor devices. The Company’s products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Semitool’s surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. The Company’s ECD systems are used for copper and gold plating for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. The Company’s products address critical applications within the semiconductor manufacturing process, and help enable its customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of the Company’s product portfolio and advanced technology capabilities, Semitool’s solutions address over 100 of these manufacturing steps.

Significant accounting policies followed by the Company are:

Principles of Consolidation

The consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Austria GmbH, Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Israel Ltd., Semitool Italia SRL; Semitool Japan Inc.; Semitool Korea, Inc.; Semitool (Asia) Pte Ltd., (Singapore); Semitool FSC, Inc.; and Rhetech, Inc.

All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Routinely, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoice amount and do not bear interest. Past due accounts are determined based on contractual terms. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments based on its experience and knowledge of the current financial condition of its customers.

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

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese Yen. Forward contracts used to hedge forecasted international sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the fiscal year ended September 30, 2004, the amount transferred from OCI to Other income (expense), net, was not material. The Company estimates that all $111,000 of net derivative losses, currently included in OCI, will be reclassified into earnings within the next 12 months.

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

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the fiscal years ended September 30, 2004 and 2003. Two cash flow hedges were discontinued during the fiscal year ended September 30, 2002, with an impact on earnings of ($3,275).

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method with estimated useful lives as follows:

Buildings and improvements Machinery and equipment Furniture and fixtures Vehicles and aircraft Leasehold improvements	10-40 years 2-5 years 3-7 years 5-10 years The lesser of the expected life of the lease or useful life of the improvement

Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed when incurred. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

Intangible Assets

Intangible assets include legal costs associated with obtaining patents. The cost of patents is amortized on a straight-line basis over seven years.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which has been subsequently updated by Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. The Company’s product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sale of existing products to new customer environments are not recognized until acceptance. Sales of existing products into existing customer environments are treated as multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, if multiple elements exist. The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer.

Warranty Obligations

The Company’s obligations for warranty are accrued concurrently with the revenue recognized on the related equipment. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the Company’s current estimate.

Foreign Currency

The functional currency for most of the Company’s foreign subsidiaries is the U.S. Dollar. For these foreign operations, realized gains and losses from foreign currency transactions and unrealized gains and losses from re-measurement of the financial statements of the foreign operations into the functional currency are included in the consolidated statements of operations.

Semitool Japan Inc., has the Yen as its functional currency and invoices its customers in Yen. Transaction losses of $1,500 and $49,000 for fiscal 2004 and fiscal 2003, and a gain of $5,000 in fiscal 2002 are included in Other income (expense) in the Consolidated Statements of Operations. Unrealized gains and losses from remeasurement of the financial statements are reflected as a component of Accumulated other comprehensive loss.

Research and Development Costs

Costs of research and development are expensed as incurred.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,”and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not expect the adoption of EITF 03-1 to have a material effect on its results of operations or financial condition.

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statement No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for periods beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. The Company currently has no contingently convertible debt and the adoption of EITF 04-8 is not expected to materially impact diluted earnings per share.

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

For options granted at market value, the Company does not recognize an expense. However, for options granted at exercise prices below fair market value on the date of grant, we recognize compensation expense and amortize deferred stock-based compensation on the accelerated vesting method described in FASB Interpretation Number 28 over the vesting periods of the applicable stock options (normally five years). The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. See Note 7 for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS No. 123. Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

	2004	2003	2002
Net income (loss), as reported	$7,354	$(21,151)	$(14,238)
Add: Compensation expense recorded under APB No. 25,
net of related tax effects	194	--	--
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(841)	(712)	(859)

Pro forma net income (loss)	$6,707	$(21,863)	$(15,097)

Basic earnings (loss) per share:
As reported	$0.26	$(0.74)	$(0.50)
Pro forma	$0.23	$(0.77)	$(0.53)
Diluted earnings (loss) per share:
As reported	$0.25	$(0.74)	$(0.50)
Pro forma	$0.23	$(0.77)	$(0.53)

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	2004	2003	2002
Numerator:
Net income (loss) used for basic and diluted
earnings (loss) per share	$7,354	$(21,151)	$(14,238)

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	28,570	28,446	28,410
Effects of dilutive stock options	496	--	--

Denominator for diluted earnings (loss) per share	29,066	28,446	28,410

Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 194,250, 1,531,115 and 1,396,235 in fiscal 2004, 2003 and 2002, respectively.

    2.     Securities Available-For-Sale:

Securities available-for-sale consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
September 30, 2004
U.S. government agencies	$250	$--	$--	$250
U.S. corporate obligations	1,449	--	--	1,449
Non-taxable municipal	8,042	--	6	8,036
Other	--	--	--	--

	$9,741	$--	$6	$9,735

September 30, 2003
U.S. government agencies	$3,686	$1	$--	$3,687
U.S. corporate obligations	2,551	--	--	2,551
Non-taxable municipal	--	--	--	--
Other	1,432	--	1	1,431

	$7,669	$1	$1	$7,669

Cash and cash equivalents included investments in debt instruments and other securities of $3.7 million and $2.8 million at September 30, 2004 and September 30, 2003, respectively.

Contractual maturities of short-term investments at September 30, 2004 and 2003 were all due in less than one year. Gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2004 and fiscal 2003. Semitool manages its cash equivalents and short-term investments as a single portfolio of highly liquid securities that is intended to be available to meet the Company's current cash requirements.

    3.     Inventories:

Inventories at September 30, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Parts and raw materials	$29,498	$14,324
Work-in-process	19,368	10,182
Finished goods	6,566	7,757

	$55,432	$32,263

    4.     Property, Plant and Equipment:

Property, plant and equipment at September 30, 2004 and 2003 is summarized as follows (in thousands):

	2004	2003
Buildings and improvements	$19,706	$17,811
Machinery and equipment	28,644	28,378
Furniture, fixtures and leasehold improvements	8,876	7,509
Vehicles and aircraft	8,756	6,408

	65,982	60,106
Less accumulated depreciation and amortization	(40,882)	(38,337)

	25,100	21,769
Land and land improvements	4,103	3,154

	$29,203	$24,923

Equipment under capital leases and accumulated amortization thereon was approximately $132,000 and $73,000 as of September 30, 2003. There was no equipment under capital lease as of September 30, 2004.

Depreciation expense was $4,638,000, $7,240,000, and $7,677,000 for fiscal 2004, 2003 and 2002, respectively.

    5.     Intangible Assets:

Amortization expense was $418,000, $717,000 and $192,000 for fiscal 2004, 2003 and 2002, respectively. Based on patent rights granted and recorded at September 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Year Ending September 30,	Total
2005	$473
2006	469
2007	446
2008	418
2009	336
Thereafter	254

Accumulated amortization was $1,030,000 and $612,000 at September 30, 2004 and 2003, respectively.

    6.     Long-Term Debt and Capital Leases:

Long-term debt and capital leases at September 30, 2004 and September 30, 2003 are summarized as follows (in thousands):

	2004	2003
Mortgage term note payable in monthly installments of
$23 including interest at a blended rate of 5.5%, maturing on
September 1, 2014. (A)	$2,052	$2,209
Mortgage term note payable to the Pennsylvania Industrial
Development Authority (PIDA) in monthly installments of $6,
Including interest at 4.25%, maturing on December 1, 2008. (B)	262	319
Capitalized lease obligation payable in monthly installments of
2 Singapore Dollars (US $1) including interest at 7%, with an original maturity date of March 4, 2005 was paid off in fiscal 2004.
The lease was collateralized by equipment.	--	22

	2,314	2,550
Less current portion	225	228

	$2,089	$2,322

(A)	The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s chairman.

(B)	The mortgage term note payable to PIDA is collateralized by a first lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and was previously subordinate to the mortgage, between Rhetech, Inc. and Wachovia Bank (formerly First Union National Bank). The mortgage term note payable to Wachovia Bank was collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. This mortgage term note payable to Wachovia Bank was paid in full during fiscal 2003. The net book value of assets pledged under the agreement was $1.9 million at September 30, 2004 and $1.8 million at September 30, 2003.

Principal maturities for long-term debt at September 30, 2004, are summarized as follows (in thousands):

Year Ending September 30,	Notes Payable
2005	$225
2006	237
2007	250
2008	263
2009	220
Thereafter	1,119

$2,314

    7.     Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan. Total profit sharing contribution cost for this plan was approximately $735,000, $820,000, and $669,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan with a United Kingdom insurance company as Trustee. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2004, 2003 and 2002 approximated $44,000, $45,000, and $43,000, respectively.

The Company’s other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

In February 2004, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 2004 Stock Option Plan (the Option Plan), replacing the Semitool, Inc. 1994 Stock Option Plan. The total shares reserved for issuance under the Option Plan are 3,300,000 at September 30, 2004. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will expire in February 2014 unless terminated earlier at the discretion of the Board of Directors. Options are granted at an exercise price equal to the market price of the common stock and no compensation expense has been recognized in fiscal 2004 under the Option Plan. Options granted generally have a ten-year term.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the 1994 Option Plan). The total shares reserved for issuance under the 1994 Option Plan were 3,300,000. Options granted under the 1994 Option Plan generally became exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool could grant options that qualified as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The 1994 Option Plan also provided for automatic grants of nonqualified stock options to independent directors. Upon adoption of the Option Plan, no further options have been granted under the 1994 Option Plan and it will expire by its own terms in December 2004. Options were generally granted at an exercise price equal to the market price of the common stock. Because of options granted at exercise prices below fair market value on the date of grant, the Company recognized compensation expense of $283,000 in fiscal 2004 under the 1994 Option Plan. Options granted generally had a ten-year term.

The following summary shows stock option activity for the three years ended September 30, 2004:

Stock Option Activity	Number of Shares	Weighted- Average Exercise Price per Share
September 30, 2001	1,216,245	$7.38
Granted	260,500	$8.75
Exercised	(47,560)	$5.36
Forfeited	(32,950)	$10.26

September 30, 2002	1,396,235	$7.64
Granted	349,000	$4.06
Exercised	(28,100)	$2.44
Forfeited	(186,020)	$9.93

September 30, 2003	1,531,115	$6.64
Granted	370,500	$8.21
Exercised	(212,580)	$5.73
Forfeited	(54,110)	$7.66

September 30, 2004	1,634,925	$7.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 80.0%, 80.0% and 77.0%; risk-free interest rates of 3.3%, 2.8% and 4.0%; and expected lives of 4.6, 4.8 and 4.7 years.

The Company granted a total of 318,500 stock-based awards during fiscal 2004 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $8.76 and $5.66, respectively. The Company granted a total of 52,000 stock-based awards during fiscal 2004 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $4.84 and $5.77, respectively. The Company did not grant stock-based awards during fiscal 2004 with exercise prices greater than the market price of the stock on the grant date. The weighted-average fair value of stock options granted during fiscal 2003 and 2002, was $2.60 and $5.56, respectively.

The following tables summarize information about stock options outstanding at September 30, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2004	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share
$3.28 - $4.88	473,900	7.2	$4.20
$4.98 - $7.45	629,025	5.9	$6.79
$7.50 - $11.25	473,750	7.4	$9.45
$11.70 - $15.88	46,750	6.6	$13.22
$18.00 - $19.25	11,500	5.4	$19.09

	1,634,925	6.7	$7.08

	Options Exercisable
Range of Exercise Prices	Number Exercisable at September 30, 2004	Weighted- Average Exercise Price per Share
$3.28 - $4.88	190,820	$4.24
$4.98 - $7.45	419,820	$6.65
$7.50 - $11.25	232,665	$9.05
$11.70 - $15.88	37,235	$13.30
$18.00 - $19.25	10,325	$19.09

	890,865	$7.18

The number and weighted-average exercise prices of options exercisable at September 30, 2004, 2003 and 2002 are summarized as follows:

	2004	2003	2002
Number exercisable	890,865	896,627	786,111
Weighted-average exercise price per share	$7.18	$6.93	$6.97

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $276,000 in fiscal 2004 and $1,940,000 in fiscal 2002, which was recorded as additional capital.

    8.     Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2004, 2003 and 2002 consists of the following (in thousands):

	2004	2003	2002
Federal:
Current	$5,924	$(15,958)	$(9,378)
Deferred	(3,091)	4,777	1,468
State:
Current	180	(2,345)	(1,372)
Deferred	(328)	124	26
Foreign:
Current	667	(29)	2,439
Deferred	31	(91)	(1,910)

	$3,383	$(13,522)	$(8,727)

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Domestic	$7,402	$(34,636)	$(24,965)
Foreign	3,335	(37)	2,000

	$10,737	$(34,673)	$(22,965)

The components of the deferred tax assets and liabilities as of September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Accrued warranty	$1,214	$1,874
Net operating loss carryforwards	655	1,613
Deferred revenue	7,463	1,109
Other accrued liabilities	980	924
Inventory	447	170
Other	92	888

Total deferred tax assets	10,851	6,578
Less valuation allowance	--	--

Deferred tax assets	10,851	6,578

Deferred tax liabilities:
Depreciation and amortization	(2,886)	(2,001)

Total deferred tax liabilities	(2,886)	(2,001)

Net deferred tax asset	$7,965	$4,577

Semitool has a net operating loss carryforward of approximately $750,000 in Japan. The loss expires in fiscal years 2007 and 2008. Semitool has net operating loss carryforwards of approximately $11,000,000 in various states. The losses expire in fiscal years 2007 through 2023. The Company believes the net operating losses will be fully utilized and no valuation allowance is necessary.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, were approximately $9.8 million at September 30, 2004. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, provides for a special one-time dividend received deduction on the repatriation of certain foreign earnings to a United States company (parent of a controlled foreign corporation). At Semitool’s election, this deduction would be available for repatriated dividends received in either fiscal 2005 or fiscal 2006.

Semitool has not yet determined whether it will make the special one-time dividend received deduction election. The Company estimates the range of possible amounts being considered for repatriation to be from zero to approximately $1,477,000. The maximum tax expense from the repatriation would be approximately $78,000. For fiscal 2004, on a pro forma basis, there would be no effect on Semitool’s financial statements. Semitool expects to complete its evaluation by December 31, 2006.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Amount computed using the statutory rate	$3,758	$(12,136)	$(8,038)
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	127	(1,201)	(875)
Effect of foreign taxes	(202)	(133)	331
Research and experimentation credit	(409)	(643)	(761)
Meals and entertainment and other permanent items	368	141	554
Decrease in valuation allowance	--	--	(528)
Extraterritorial income exclusion	(777)	--	(421)
Subpart F income net of related foreign tax credit	271	--	129
Other, net	247	450	882

	$3,383	$(13,522)	$(8,727)

The Research and Experimentation Credit (Credit) expired on June 30, 2004. Legislation extending the Credit was not signed into law by September 30, 2004. Therefore, the Company was unable to recognize approximately $186,000 of the Credit generated in the fourth quarter of fiscal 2004. The Credit will be utilized during the first quarter of fiscal 2005.

    9.     Related Party Transactions:

Semitool has agreements with entities owned by Mr. Raymon F. Thompson, the Company’s chairman, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,933,600, $2,094,000, and $2,600,000 for the years ended September 30, 2004, 2003 and 2002, respectively. The rental rate for fiscal 2005 will be approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month. In fiscal 2004, Semitool incurred $802,000 of leasehold improvements to leased aircraft. The improvements are being amortized over a three-year period.

    10.    Commitments and Contingencies:

Operating Leases

The Company has various operating lease agreements for equipment and office space that expire through the year 2014. Total rent expense for the years ended September 30, 2004, 2003, and 2002, exclusive of amounts paid to a related party as described in Note 9, was approximately $1.5 million, $1.9 million, and $2.4 million, respectively. At September 30, 2004, future rental payments under these agreements are as follows (in thousands):

Year Ending September 30,	Total
2005	$740
2006	247
2007	53
2008	3
2009	3
Thereafter	16

$1,062

Product Warranties

With the exception of product warranties the Company has not issued any guarantees or any indirect guarantee for the indebtedness of others.

Obligations for warranty are accrued concurrently with the revenue recognized on the related equipment. Provisions for warranty obligations are made based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the Company’s current estimate.

Changes in the Company’s accrued warranty liability, for fiscal 2004 and fiscal 2003, were as follows (in thousands):

	September 30,
	2004	2003
Accrued warranty balance, beginning of year	$4,634	$6,186
Accruals for new warranties issued during the year	5,526	6,126
Expirations and changes in estimates to pre-existing warranties	(2,209)	(952)
Warranty labor and materials provided during the year	(4,238)	(6,726)

Accrued warranty balance, end of year	$3,713	$4,634

Litigation

In June 2001, Semitool filed suit against Novellus Systems, Inc. (“Novellus”) in the United States District Court for the District of Oregon for infringement of its U.S. Patent No. 6,197,181 (the ‘181 Patent). Novellus counterclaimed against the Company for infringement of four of their patents. On October 11, 2004, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Novellus settling this patent litigation. Pursuant to the Settlement Agreement, Novellus paid the Company $2.9 million and both parties agreed to additional covenants and restrictions related to the patents in dispute in the litigation and the resolution of future patent disputes.

The parties agreed to dismiss with prejudice their respective claims in the litigation, without either party admitting any liability. In addition, Novellus provided covenants not to sue Semitool at any time in the future for any infringement of the four counterclaim patents it asserted in the litigation based on acts either prior to, or after, the effective date of the Settlement Agreement, and Semitool provided a covenant not to sue Novellus for any infringement of the ‘181 Patent based on acts which occurred prior to the effective date of the Settlement Agreement. The parties also agreed to certain dispute resolution procedures in the event of any future patent disputes.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not reached final adjudication. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of Semitool’s management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

    11.    Shareholders’Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

    12.    Financial Instruments and Certain Concentrations:

The Company has estimated the fair value of its financial instruments including cash and cash equivalents, marketable securities and long-term debt. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates are not necessarily indicative of what the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument at September 30, 2004 and 2003 for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Marketable Securities – Marketable securities are marked-to-market at September 30, 2004 and September 30, 2003 to approximate fair value.

Long-Term Debt — The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 4.75% and 4.0% at September 30, 2004 and 2003 which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2004 and 2003, consisted of the following (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,368	$16,368	$23,018	$23,018
Marketable securities	5,986	5,986	4,917	4,917
Long-term debt	2,314	2,387	2,528	2,704

At September 30, 2004 and 2003, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $34.8 million and $13.1 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

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

No customer accounted for over 10% of net sales in fiscal 2004. Advanced Micro Devices accounted for 19.4% and 21.2% of our net sales in fiscal 2003 and fiscal 2002, respectively.

Financial information by geographic location for 2004, 2003, and 2002 is summarized as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Net Sales, by customer location:
United States	$67,299	$45,290	$46,267
Germany	19,386	25,839	31,612
Europe, excluding Germany	16,351	10,862	14,255
Japan	11,433	8,308	9,530
Taiwan	12,499	16,295	14,981
Asia and Other, excluding Taiwan	12,659	10,454	7,042

	$139,627	$117,048	$123,687

Property, Plant and Equipment, Net:
United States	$23,384	$19,843	$23,496
United Kingdom	4,453	4,582	4,782
Other Countries	1,366	498	1,032

	$29,203	$24,923	$29,310

    14.    Inventory Write-Down and Other Charges:

In the fourth quarter of fiscal 2003, the Company wrote down $19.1 million in obsolete inventory and $384,000 in patents. The write-downs resulted primarily from a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform.

    15.    Subsequent Event:

On November 1, 2004, the Company entered into a $15 million Credit Agreement with a bank, which expires on March 1, 2006. Borrowings are collateralized by certain assets of the of the Company and bear interest at the prime rate or LIBOR plus 2.25% per annum. The Credit Agreement contains financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth, pre-tax profit and a maximum borrowing limit based upon total accounts receivable. The Company has not borrowed any amounts under the Credit Agreement to date.

    16.    Quarterly Financial Data (Unaudited):

For each quarter of fiscal 2004 and 2003 (in thousands, except for per share amounts):

	Year Ended September 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$28,635	$34,606	$26,609	$49,777
Gross profit	$15,606	$22,321	$13,631	$25,863
Net income (loss)	$738	$4,110	$(1,754)	$4,260
Earnings (loss) per basic share	$0.03	$0.14	$(0.06)	$0.15
Earnings (loss) per diluted share	$0.03	$0.14	$(0.06)	$0.14
Shares used in basic per share calculations	28,467	28,552	28,615	28,648
Shares used in diluted per share calculations	28,974	29,186	28,615	28,925

	Year Ended September 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$30,291	$35,621	$25,041	$26,095
Gross profit	$13,074	$16,276	$11,967	$(6,063)
Net loss	$(2,400)	$(2,523)	$(2,258)	$(13,970)
Loss per basic share	$(0.08)	$(0.09)	$(0.08)	$(0.49)
Loss per diluted share	$(0.08)	$(0.09)	$(0.08)	$(0.49)
Shares used in basic per share calculations	28,428	28,435	28,438	28,451
Shares used in diluted per share calculations	28,428	28,435	28,438	28,451

In the fourth quarter of fiscal 2003, the Company wrote down $19.1 million in obsolete inventory and $384,000 in patents. The write-downs resulted primarily from a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform. The net impact of the write-downs, after tax, was a net loss of $11.9 million or $0.42 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Semitool, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 2004 and September 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Seattle, Washington
December 13, 2004

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent auditors, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether they believe we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide their attestation report. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B. Other Information

None.

PART III

Item 10. Executive Officers and Directors

(a)	The information concerning our directors, our audit committee and our audit committee financial expert, is contained in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	For information with respect to executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(c)	The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in our 2005 Proxy Statement set forth under the captions “Audit Fees”, “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.   Financial Statements:

The financial statements and report of independent registered public accounting firm listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2004 and September 30, 2003

Consolidated Statements of Operations for the Years Ended September 30, 2004, September 30, 2003, and September 30, 2002

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2004, September 30, 2003 and September 30, 2002

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, September 30, 2003 and September 30, 2002

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2004, September 30, 2003, and September 30, 2002

Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

3.   Exhibits:

(a)	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
3.1 3.8 3.9 3.2 (ii) 10.1 10.2/10.3 10.4 10.12 10.21 10.22 10.41 10.42 10.43 10.44 10.45 21.1 23.1 31.1 31.2 32.1 32.2	Restated Articles of Incorporation of the Company (1)
Amendment to the Restated Articles of Incorporation of the Company (3)
Correction to the Amendment of the Restated Articles of Incorporation of the Company (3)
Amended Bylaws of Semitool, Inc. (4)
Semitool, Inc. 2004 Stock Option Plan (4) *
Aircraft lease agreement, dated January 15, 2004, as amended by Amendment No 1, dated March 31, 2004, between the Company and EAGLE I LLC. (4)
Aircraft lease agreement, dated March 31, 2004, between the Company and EAGLE II LLC. (4)
Agreement between the Company and the Semitool European Companies (1)
Promissory Note, dated March 26, 1998, between Rhetech, Inc. and CoreStates Bank, N.A. (2)
Mortgage, Assignment of Leases and Security Agreement, dated March 26, 1998 between Rhetech, Inc. and
CoreStates Bank, N.A. (2)
Employment Agreement between Larry A. Viano and the Company dated June 1, 2003 (5) *
Employment Agreement between Timothy C. Dodkin and the Company dated June 30, 2003 (5) *
Employment Agreement between Larry Murphy and the Company dated April 20, 2004 (6) *
Aircraft lease agreement, dated August 22, 2004, between the Company and EAGLE III LLC.
Credit Agreement, dated as of November 1, 2004, between the Company and
Wells Fargo HSBC Trade Bank, N.A.
Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the identically numbered exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 1998.

(3)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2000.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2004.

(5)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2003.

(6)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2004.

* Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits. The Exhibits listed in Item 15(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2004	SEMITOOL, INC. By: /s/Raymon F. Thompson —————————————— Raymon F. Thompson Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Raymon F. Thompson
Raymon F. Thompson

/s/Larry A. Viano
Larry A. Viano

/s/Howard E. Bateman
Howard E. Bateman

/s/Donald P. Baumann
Donald P. Baumann

/s/C. Richard Deininger
C. Richard Deininger

/s/Timothy C. Dodkin
Timothy C. Dodkin

/s/Daniel J. Eigeman
Daniel J. Eigeman

/s/Charles P. Grenier
Charles P. Grenier

/s/Steven C, Stahlberg
Steven C. Stahlberg

Chairman of the Board
President, Chief Executive Officer
(Principal Executive Officer)

Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)

           Director

           Director

           Director

Director and Executive Vice President

           Director

           Director

	Director	December 10, 2004 December 10, 2004 December 13, 2004 December 10, 2004 December 10, 2004 December 10, 2004 December 10, 2004 December 13, 2004 December 10, 2004

SEMITOOL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2004, 2003 and 2002
(Amounts in Thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended September 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$319	$--	$--	$48	$271
Inventory allowance	--	675	--	30	645
Allowance for deferred tax asset valuation	--	--	--	--	--
Year ended September 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	394	--	--	75	319
Inventory allowance	6,739	--	--	6,739	--
Allowance for deferred tax asset valuation	--	--	--	--	--
Year ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	289	105	--	--	394
Inventory allowance	3,775	2,964	--	--	6,739
Allowance for deferred tax asset valuation	528	--	--	528	--