Form 10-Q
period 2004-12-31
SEMITOOL INC
filed 2005-02-09
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                             (Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  X   NO __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of January 28, 2005 28,704,107

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004

Consolidated Statements of Income for the three months ended December 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows for the three months ended December 31, 2004 and
December 31, 2003

Consolidated Statements of Comprehensive Income for the three months ended December 31, 2004 and
December 31, 2003

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction - Forward-Looking Statements

Documents to Review in Connection with Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

Key Performance Indicators

Results of Operations

Liquidity and Capital Resources

Critical Accounting Policies and Estimates

New Accounting Pronouncements

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

Other Information

Legal Proceedings

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,375	$16,368
Marketable securities	4,929	5,986
Trade receivables, less allowance for doubtful accounts of $271 in both periods	45,664	52,307
Inventories	59,254	55,432
Income tax refund receivable	1,218	1,261
Prepaid expenses and other current assets	2,576	2,564
Deferred income taxes	11,059	10,851

Total current assets	139,075	144,769
Property, plant and equipment, net	29,254	29,203
Intangibles, less accumulated amortization of $1,153 and $1,030 in 2005 and 2004	6,978	6,857
Other assets, net	784	471

Total assets	$176,091	$181,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,073	$21,834
Accrued commissions	3,105	4,025
Accrued warranty	4,308	3,713
Accrued payroll and related benefits	5,813	5,147
Income taxes payable	3,704	2,984
Other accrued liabilities	3,566	1,808
Customer advances	1,226	2,277
Deferred profit	15,076	24,469
Long-term debt, due within one year	228	225

Total current liabilities	56,099	66,482
Long-term debt, due after one year	2,031	2,089
Deferred income taxes	2,759	2,886

Total liabilities	60,889	71,457

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,699,007 and 28,668,357 shares issued and outstanding in 2005 and 2004	49,428	49,222
Retained earnings	66,004	61,013
Accumulated other comprehensive loss	(230)	(392)

Total shareholders' equity	115,202	109,843

Total liabilities and shareholders' equity	$176,091	$181,300

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended December 31,
	2004	2003
Net sales	$48,822	$28,635
Cost of sales	25,390	13,029

Gross profit	23,432	15,606

Operating expenses:
Selling, general and administrative	15,343	11,132
Research and development	4,247	3,401

Total operating expenses	19,590	14,533

Income from operations	3,842	1,073
Other income (expense), net	3,330	28

Income before income taxes	7,172	1,101
Income tax provision	2,181	363

Net income	$4,991	$738

Earnings per share:
Basic	$0.17	$0.03

Diluted	$0.17	$0.03

Weighted average common shares outstanding:
Basic	28,682	28,467

Diluted	29,011	28,974

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2004	2003
Operating activities:
Net income	$4,991	$738
Adjustments to reconcile net income to net cash
used in operating activities:
Loss on disposition of assets	78	62
Depreciation and amortization	1,586	1,399
Deferred income taxes	(295)	--
Compensation expense recognized under employee stock option plans	65	--
Change in:
Trade receivables	7,704	(5,207)
Inventories	(4,453)	(8,313)
Income tax refund receivable	43	871
Prepaid expenses and other current assets	32	(1,988)
Other assets, net	(306)	9
Accounts payable	(3,359)	5,945
Accrued commissions	(927)	(299)
Accrued warranty	578	(424)
Accrued payroll and related benefits	625	245
Income taxes payable	720	363
Other accrued liabilities	1,729	(26)
Customer advances	(1,067)	(565)
Deferred profit	(9,841)	(936)

Net cash used in operating activities	(2,097)	(8,126)

Investing activities:
Purchases of marketable securities	(1,326)	(3,801)
Proceeds from sale and maturities of marketable securities	2,385	2,611
Purchases of property, plant and equipment	(889)	(589)
Increases in intangible assets	(429)	(317)
Proceeds from sale of property, plant and equipment	257	3

Net cash used in investing activities	(2)	(2,093)

Financing activities:
Proceeds from exercise of stock options	141	146
Repayments of long-term debt and capital leases	(55)	(54)

Net cash provided by financing activities	86	92

Effect of exchange rate changes on cash and cash equivalents	20	49

Net decrease in cash and cash equivalents	(1993)	(10,078)
Cash and cash equivalents at beginning of period	16,368	23,018

Cash and cash equivalents at end of period	$14,375	$12,940

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2004	2003
Net income	$4,991	$738
Net loss on cash flow hedges	(119)	(34)
Unrealized gain on available-for-sale securities	3	--
Foreign currency translation adjustments	278	140

Total comprehensive income	$5,153	$844

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Semitool, Inc. (the Company) prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2004 previously filed with the SEC on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s consolidated financial position as of December 31, 2004, the consolidated results of operations for the three month periods ended December 31, 2004 and 2003, and the consolidated cash flows for the three month periods ended December 31, 2004 and 2003. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Routinely, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Semitool has only one reportable segment.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not expect the adoption of EITF 03-1 to have a material effect on its results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS No.123(R) including the assessment of allowable option valuation methodologies. Were the Company to continue to value options using the Black Scholes option pricing model, the impact of the adoption of this standard would result in approximately $300,000 of pretax stock compensation expense per quarter or $1.2 million per year.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in its first quarter of fiscal 2006. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its results of operations or financial condition.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 153 in its fourth quarter of fiscal 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its results of operations or financial condition.

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

For options granted at market value, the Company does not recognize an expense. However, for options granted at exercise prices below fair market value on the date of grant, the Company recognizes compensation expense and amortizes deferred stock-based compensation on the accelerated vesting method described in FASB Interpretation Number 28 over the vesting periods of the applicable stock options (normally five years). The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$4,991	$738
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	45	--
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(210)	(180)

Pro forma net income	$4,826	$558

Basic earnings per share:
As reported	$0.17	$0.03
Pro forma	$0.17	$0.02
Diluted earnings per share:
As reported	$0.17	$0.03
Pro forma	$0.17	$0.02

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended December 31,
	2004	2003
Numerator:
Net income used for basic and
diluted earnings per share	$4,991	$738

Denominator:
Weighted average common shares used for
basic earnings per share	28,682	28,467
Effect of dilutive stock options	329	507

Denominator for diluted earnings per share	29,011	28,974

Diluted earnings per share excludes the effects of antidilutive stock options of 480,025 and 66,100 for the three months ended December 31, 2004 and 2003, respectively.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	December 31, 2004	September 30, 2004
Parts and raw materials	$29,989	$29,498
Work-in-process	22,321	19,368
Finished goods	6,944	6,566

	$59,254	$55,432

For the three months ended December 31, 2004, $768,000 of inventory was transferred to property, plant and equipment for testing and laboratory use. There was no inventory transferred to property, plant and equipment for the three months ended December 31, 2003.

Note 3.  Warranty Obligations

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Accrued warranty balance, beginning of period	$3,713	$4,634
Accruals for new warranties issued during the period	2,263	1,249
Expirations and changes in estimates to pre-existing warranties	(642)	(518)
Warranty labor and materials provided during the period	(1,026)	(1,154)

Accrued warranty balance, end of period	$4,308	$4,211

With the exception of product warranties the Company has not issued any guarantees or any indirect guarantee for the indebtedness of others.

Note 4.  Contingencies

From time to time the Company may be involved in various legal proceedings and claims. Periodically, but not less than quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and claims and may revise its estimates. Although the Company has not made such revisions, any future revisions could have a material impact on its results of operations and financial condition.

The Company occasionally is involved in legal proceedings that arise in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Note 5.  Other Income (Expense), Net

Other income (expense), net for the first quarter of fiscal 2005 includes a $2.9 million litigation settlement payment received from Novellus Systems, Inc.

Note 6.  Income Taxes

The Company’s estimated effective tax rate is 33% for fiscal 2005. The Company’s recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Research and Experimentation Credit (Credit), which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, the Company was unable to recognize the Credit in fiscal 2004. The effective tax rate for fiscal 2004 was 33%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction –Forward–Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s estimates, projections and assumptions that underlie such statements at the time they are made. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this Quarterly Report on Form 10-Q include statements regarding:

  key trends in the semiconductor industry that are driving growth;
  the industry trend toward stronger Asian markets;
  the sufficiency of funds and sources of liquidity;
  estimates of capital expenditures;
  the level of research and development expenditures;
  the ability to finance activities;
  accounting policies and estimates; and
  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements include the cyclicality in the semiconductor industry, rapid technological change, the introduction of competing products and technologies, market non-acceptance of Semitool’s new products and technologies, including our Raider tool, cancellations or rescheduling of orders, the potential loss of sales or incurrence of liabilities due to manufacturing defects, and litigation. Further, bookings, backlog and shipments are not necessarily an indication of revenue in any future period or future sales of any specific tool. Other risks and uncertainties are detailed under the heading “Factors That Might Affect Our Future Financial Results and Stock Price” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management's Discussion and Analysis of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three month period ended December 31, 2004.

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

A summary of key factors which impacted our financial performance during the first quarter includes:

  Net income was $5.0 million on revenues of $48.8 million during the first quarter of fiscal
  2005 compared to net income of $738,000 on revenues of $28.6 million in the first quarter of fiscal 2004. First quarter fiscal 2005 net income includes a $2.9 million pretax litigation settlement payment from Novellus Systems, Inc.

  First quarter fiscal 2005 bookings were $42.0 million.

  Shipments in the first quarter of fiscal 2005 were $31.1 million.

  Our gross margin was 48.0% of net sales, down from the 54.5% gross margin we reported in the first quarter of fiscal 2004. The fiscal 2004 margin was benefited by the sale of a tool containing previously written-off parts and by higher installation revenues than the first quarter of fiscal 2005.

  Cash, cash equivalents and marketable securities were $19.3 million at December 31,
  2004, a decrease of $3.1 million from $22.4 million at September 30, 2004 as we increased inventories and reduced our accounts payable in the first quarter.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended
	December 31, 2004	December 31, 2003
Net sales	100.0%	100.0%
Cost of sales	52.0	45.5

Gross profit	48.0	54.5

Operating expenses:
Selling, general and administrative	31.4	38.9
Research and development	8.7	11.9

Total operating expenses	40.1	50.8

Income from operations	7.9	3.7
Other income (expense), net	6.8	0.1

Income before income taxes	14.7	3.8
Income tax provision	4.5	1.2

Net income	10.2%	2.6%

First Quarter of Fiscal 2005 Compared with First Quarter of Fiscal 2004

Net Sales

	Three Months Ended
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Net Sales	$48,822	$28,635

Net sales consists of revenues from sales of semiconductor equipment, spare parts and service.

Net sales increased $20.2 million for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. In general, business activity levels have increased in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Revenue from tool acceptances increased 242% over the comparable period in fiscal 2004, impacted significantly by final customer acceptances for our products at multiple customer locations in Asia, including Japan. The tools for which we obtained final customer acceptance in the first quarter of fiscal 2005 were primarily on our Raider platform and for automated batch equipment. The increased tool revenues were partially offset by a decline in Spare Parts and Service sales.

Geographically, our sales mix changed to being strongly weighted toward Asia and Japan from being weighted toward North America in fiscal 2004. As discussed above, we obtained acceptance for several tools at multiple customer sites in Asia and Japan during the first quarter of fiscal 2005. This corresponds to the overall industry trend toward stronger Asian markets.

Gross Profit

	Three Months Ended
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Gross Profit	$23,432	$15,606
Percentage of net sales	48.0%	54.5%

Gross profit increased $7.8 million or 50.1% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percentage of net sales, gross profit declined 6.5 percentage points to 48.0% in the first quarter of fiscal 2005 from 54.5% in fiscal 2004‘s first fiscal quarter.

Gross profit increased from the comparative period in absolute dollar terms because of increased sales volumes which increased by over $20 million from the first quarter of fiscal 2004. The gross profit percentage in fiscal 2004 benefited from:

  the sale of a Millennium tool that was included in the $19.1 million inventory write-down in the fourth quarter of fiscal 2003 that impacted gross margin by almost two percentage points; and
  a higher percentage of the installation component of net sales as compared to the equipment component of net sales than in the first quarter of fiscal 2005 effecting the gross margin percentage by approximately three percentage points. Installation revenues generally have a higher gross margin than equipment revenue.

First quarter fiscal 2005 gross margin was also impacted by increased warranty and installation costs and increased inventory reserves.

Selling, General and Administrative

	Three Months Ended
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Selling, general and administrative	$15,343	$11,132
Percentage of net sales	31.4%	38.9%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses increased $4.2 million in absolute dollars in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, but decreased to 31.4% of net sales from 38.9% of net sales in fiscal 2004 demonstrating our ability to leverage our support costs.

Labor expense increased almost 29% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 as we restored wages from the pay reductions imposed in fiscal 2003 and increased staff to support expanded business activity. Commission expense increased 165% in the quarterly comparison because of increased revenue recognized in Asia, where we pay commissions at a higher rate to our independent sales representatives. In response to increasing business activity, travel and related expenses increased in fiscal 2005 as compared to fiscal 2004. Professional fees increased in fiscal 2005 including expenses to comply with the Sarbanes-Oxley Act of 2002. Legal fees declined approximately 40%, as we have concluded our plaintiff litigation related to seed layer enhancement.

Research and Development

	Three Months Ended
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Research and development	$4,247	$3,401
Percentage of net sales	8.7%	11.9%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $846,000 in absolute dollars in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 but declined to 8.7% of net sales from 11.9% of net sales.

The primary contributor to the increase in R&D cost is increased labor costs. Labor increased 30% over the comparable period level as a result of the reversal of a wage cut implemented in fiscal 2003. Staff has increased approximately 20%. Travel and related expenses have increased as a result of increased business activity. Prototype expense remains at lower levels than in the past because our efforts have been focused on meeting new customer requirements for the Raider platform.

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

Other Income (Expense), Net

	Three Months Ended
	December 31, 2004	December 31, 2003
	(In thousands)
Interest income	$71	$130
Interest expense	(33)	(39)
Foreign exchange gain (loss)	260	(79)
Other	3,032	16

Total other income (expense), net	$3,330	$28

Net other income (expense) increased in the first quarter of fiscal 2005 as compared to the same period in fiscal 2004. In October 2004, we received a litigation settlement payment of $2.9 million from Novellus Systems, Inc.

Income Taxes

	Three Months Ended
	December 31, 2004	December 31, 2003
	(In thousands)
Income tax provision	$2,181	$363

Our estimated effective tax rate is 33% for fiscal 2005. Our recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Research and Experimentation Credit (Credit), which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, we were unable to recognize the Credit in fiscal 2004. The effective tax rate for fiscal 2004 was 33%.

Backlog and Deferred Revenue

	December 31, 2004	December 31, 2003
	(Dollars in millions)
Backlog	$48.6	$31.9
Percentage change in backlog from
prior year-to-date period end	28.9%	60.3%
Deferred revenue	$26.4	$8.6
Percentage change in deferred revenue
from prior year-to-date period end	(40.0)%	(19.6)%

Approximately 63% of our current backlog is for tools on the Raider platform. Deferred revenue increased at December 31, 2004 as compared with December 31, 2003 primarily because of increased shipments of Raiders in fiscal 2004. We received acceptances on a number of Raiders in the first quarter of fiscal 2005 causing our deferred revenue pool to decrease to $26.4 million from $44.0 million at September 30, 2004.

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

Liquidity and Capital Resources

Selected components of cash flows from operating activities from our consolidated cash flows statements follow:

	Three Months Ended
	December 31, 2004	December 31, 2003
	(In thousands)
Net income	$4,991	$738
Trade receivables	7,704	(5,207)
Other accrued liabilities	1,729	(26)
Inventories	(4,453)	(8,313)
Accounts payable	(3,359)	5,945
Deferred profit	(9,841)	(936)

In the first quarter of fiscal 2005, cash used by operating activities was $2.1 million. Inventories grew $4.5 million, primarily in work-in-process inventory, as we prepare to meet customer delivery dates in the second fiscal quarter. In addition to the growth in inventories, we also reduced our accounts payable balance by $3.4 million. Deferred profit decreased because several Raider and other high value tools were accepted by customers during the quarter. The decline in trade receivables, partially offsetting the uses of cash described above, reflects both cash collections on prior period shipments and a slower shipments quarter in the first quarter of fiscal 2005. Other sources of cash during the quarter included net income of almost $5.0 million and an increase in other accrued liabilities of $1.7 million.

Investing activities in the first quarter included $900,000 in purchases of factory equipment, primarily tools built in-house for our own laboratories, and net cash proceeds of $1.1 million from the sale of marketable securities.

Financing activities consisted primarily of cash received from stock option exercises of $141,000 offset by long-term debt repayments of $55,000 during the first quarter of fiscal 2005.

Net cash used in operations was $8.1 million during the first three months of fiscal 2004. Inventories increased during the first quarter of fiscal 2004 as a result of our plan to reduce manufacturing cycle times and provide faster deliveries to our customers. The increase in accounts payable in fiscal 2004 was directly related to the increase in inventories. Customer order shipment dates late in December 2003 were the primary driver of the increase in trade receivables.

During the first three months of fiscal 2004 investing activities included $589,000 in purchases of factory equipment and other property and net cash used for marketable securities of $1.2 million. Financing activities consisted primarily of stock option exercises of $146,000 offset by long-term debt repayments of $54,000 during the first three months of fiscal 2004.

The following commitments as of December 31, 2004, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$2,259	$228	$493	$471	$1,067
Operating leases	1,615	925	496	115	79
Purchase order commitments	8,437	8,044	393	--	--

Total commitments	$12,311	$9,197	$1,382	$586	$1,146

We have agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, our chairman, to lease aircraft and an aircraft hangar. The current rental rate is approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table.

As of December 31, 2004, our principal sources of liquidity consisted of approximately $14.4 million of cash and cash equivalents, $4.9 million in marketable securities and incoming cash generated from operations. We also have access to a $15.0 million line of credit with a commercial bank. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2005 and into the foreseeable future. We estimate capital expenditures will be between $10.0 million and $12.0 million during fiscal 2005. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United Sates of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Statements of Income. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of our peer companies, ranges between approximately 50 and 115 days in our industry.

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

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) in our fourth quarter of fiscal 2005. We are currently evaluating the provisions of SFAS No.123(R) including the assessment of allowable option valuation methodologies. Were we to continue to value options using the Black Scholes option pricing model, the impact of the adoption of this standard would result in approximately $300,000 of pretax stock compensation expense per quarter or $1.2 million per year.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 in our first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 153 in our fourth quarter of fiscal 2005. We do not expect the adoption of SFAS No. 153 to have a material effect on our results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of December 31, 2004, we had approximately $2.3 million in long-term debt and no short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At December 31, 2004, we held forward contracts to sell Japanese Yen with a total face value of $9.3 million and a total market value of $9.2 million and an unrealized gain of $100,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accountants, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Semitool occasionally is involved in legal proceedings that arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 6.  Exhibits

Exhibits
31.1 31.2 32.1 32.2
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

Date: February 8, 2005	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)