Form 10-Q
period 2005-03-31
SEMITOOL INC
filed 2005-05-09
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  X   NO __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of April 29, 2005 28,716,157

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 4. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004

Consolidated Statements of Income for the three and six months ended March 31, 2005 and March 31, 2004

Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and March 31, 2004

Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2005 and March 31, 2004

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

Liquidity and Capital Resources

Critical Accounting Policies and Estimates

New Accounting Pronouncements

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

Other Information

Legal Proceedings

Submission of Matters to a Vote of Security Holders

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,241	$16,368
Marketable securities	3,745	5,986
Trade receivables, less allowance for doubtful accounts of $270 and $271
in 2005 and 2004	42,072	52,307
Inventories	58,015	55,432
Income tax refund receivable	5	1,261
Prepaid expenses and other current assets	2,235	2,564
Deferred income taxes	10,166	10,851

Total current assets	136,479	144,769
Property, plant and equipment, net	31,577	29,203
Intangibles, less accumulated amortization of $1,287 and $1,030 in 2005 and 2004	6,976	6,857
Other assets, net	533	471

Total assets	$175,565	$181,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,231	$21,834
Accrued commissions	1,916	4,025
Accrued warranty	5,448	3,713
Accrued payroll and related benefits	6,273	5,147
Income taxes payable	1,763	2,984
Other accrued liabilities	3,001	1,808
Customer advances	665	2,277
Deferred profit	14,615	24,469
Long-term debt, due within one year	231	225

Total current liabilities	53,143	66,482
Long-term debt, due after one year	1,973	2,089
Deferred income taxes	2,593	2,886

Total liabilities	57,709	71,457

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,710,207 and 28,668,357 shares issued and outstanding in 2005 and 2004	49,572	49,222
Retained earnings	68,493	61,013
Accumulated other comprehensive loss	(209)	(392)

Total shareholders' equity	117,856	109,843

Total liabilities and shareholders' equity	$175,565	$181,300

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Product and service	$46,336	$27,106	$95,158	$55,741
License fees	--	7,500	--	7,500

Net revenue	46,336	34,606	95,158	63,241
Cost of goods sold	22,269	12,285	47,659	25,314

Gross profit	24,067	22,321	47,499	37,927

Operating expenses:
Selling, general and administrative	15,067	12,380	30,410	23,512
Research and development	5,021	3,660	9,268	7,061

Total operating expenses	20,088	16,040	39,678	30,573

Income from operations	3,979	6,281	7,821	7,354
Other income (expense), net	(265)	(146)	3,065	(118)

Income before income taxes	3,714	6,135	10,886	7,236
Income tax provision	1,225	2,025	3,406	2,388

Net income	$2,489	$4,110	$7,480	$4,848

Earnings per share:
Basic	$0.09	$0.14	$0.26	$0.17

Diluted	$0.09	$0.14	$0.26	$0.17

Weighted average common shares outstanding:
Basic	28,706	28,552	28,694	28,509

Diluted	29,157	29,186	29,082	29,095

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2005	2004
Operating activities:
Net income	$7,480	$4,848
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	38	235
Depreciation and amortization	3,375	2,657
Deferred income taxes	407	--
Compensation expense recognized under employee stock option plans	139	112
Change in:
Trade receivables	10,728	(12,074)
Inventories	(6,032)	(16,189)
Income tax refund receivable	1,256	17,475
Prepaid expenses and other current assets	341	(1,300)
Other assets, net	(60)	9
Accounts payable	(2,889)	5,871
Accrued commissions	(2,110)	(21)
Accrued warranty	1,730	(1,040)
Accrued payroll and related benefits	1,109	445
Income taxes payable	(1,221)	--
Other accrued liabilities	1,180	711
Customer advances	(1,616)	(1,039)
Deferred profit	(10,041)	4,603

Net cash provided by operating activities	3,814	5,303

Investing activities:
Purchases of marketable securities	(2,420)	(8,578)
Proceeds from sale and maturities of marketable securities	4,663	4,450
Purchases of property, plant and equipment	(2,249)	(3,537)
Increases in intangible assets	(667)	(579)
Proceeds from sale of property, plant and equipment	516	4

Net cash used in investing activities	(157)	(8,240)

Financing activities:
Proceeds from exercise of stock options	211	701
Repayments of long-term debt and capital leases	(110)	(112)

Net cash provided by financing activities	101	589

Effect of exchange rate changes on cash and cash equivalents	115	86

Net increase (decrease) in cash and cash equivalents	3,873	(2,262)
Cash and cash equivalents at beginning of period	16,368	23,018

Cash and cash equivalents at end of period	$20,241	$20,756

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$2,489	$4,110	$7,480	$4,848
Net gain (loss) on cash flow hedges	303	(348)	184	(382)
Unrealized gain on available-for-sale securities	--	2	3	2
Foreign currency translation adjustments	(282)	53	(4)	193

Total comprehensive income	$2,510	$3,817	$7,663	$4,661

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s consolidated financial position as of March 31, 2005, the consolidated results of operations for the three and six month periods ended March 31, 2005 and 2004, and the consolidated cash flows for the six month periods ended March 31, 2005 and 2004. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 21, 2005, the SEC issued the final rule “Amendment to Rule 4-01(A) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” which revised the effective date of SFAS No. 123(R) to the beginning of the Company’s next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS No.123(R) including the assessment of allowable option valuation methodologies and methods of transition. Were the Company to continue to value options using the Black Scholes option pricing model, the impact of the adoption of this standard would result in approximately $300,000 of pretax stock compensation expense per quarter or $1.2 million per year.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143,” (FIN 47) which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement and that the fair value of the liability should be recognized when incurred. The provisions of this Interpretation are effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Company will adopt FIN 47 by the end of fiscal 2006. The Company does not expect the adoption of FIN 47 to have a material effect on its results of operations or financial condition.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 (SFAS No. 148) “Accounting for Stock-Based Compensation Transition and Disclosure.” APB No. 25 provides that compensation expense relative to employee stock options is measured based on the intrinsic value of the stock options granted. Compensation expense is recognized in the statement of income in the case where the stock options are granted at exercise prices below fair market value on the date of grant. If the stock options are granted at market value, no compensation expense is recorded. SFAS No. 123 provides for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk-free rate over the expected life of the option. SFAS No. 123 requires entities continuing to use an intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$2,489	$4,110	$7,480	$4,848
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	50	75	95	75
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(183)	(206)	(393)	(386)

Pro forma net income	$2,356	$3,979	$7,182	$4,537

Basic earnings per share:
As reported	$0.09	$0.14	$0.26	$0.17
Pro forma	$0.08	$0.14	$0.25	$0.16
Diluted earnings per share:
As reported	$0.09	$0.14	$0.26	$0.17
Pro forma	$0.08	$0.14	$0.25	$0.16

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Numerator:
Net income used for basic and
diluted earnings per share	$2,489	$4,110	$7,480	$4,848

Denominator:
Weighted average common shares used for
basic earnings per share	28,706	28,552	28,694	28,509
Effect of dilutive stock options	451	634	388	586

Denominator for diluted earnings per share	29,157	29,186	29,082	29,095

Diluted earnings per share excludes the effects of antidilutive stock options of 207,250 and 38,650 for the three months ended March 31, 2005 and 2004, and 286,650 and 62,250 for the six months ended March 31, 2005 and 2004, respectively.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	March 31, 2005	September 30, 2004
Parts and raw materials	$30,118	$29,498
Work-in-process	24,113	19,368
Finished goods	3,784	6,566

	$58,015	$55,432

For the three and six months ended March 31, 2005, $2.7 million and $3.5 million of inventory was transferred to property, plant and equipment for testing and laboratory use, respectively.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Six Months Ended March 31,
	2005	2004
Accrued warranty balance, beginning of period	$3,713	$4,634
Accruals for new warranties issued during the period	5,018	2,455
Expirations and changes in estimates to pre-existing warranties	(623)	(1,266)
Warranty labor and materials provided during the period	(2,660)	(2,228)

Accrued warranty balance, end of period	$5,448	$3,595

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

Note 5.  Other Income (Expense), Net

Other income (expense), net for the first six months of fiscal 2005 includes a $2.9 million litigation settlement payment received from Novellus Systems, Inc.

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

Introduction – Forward–Looking Statements

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
  estimates of capital expenditures;
  estimates of tax rates for fiscal 2005;
  estimates of pretax stock compensation expense under SFAS No. 123(R);
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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2005.

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal, and metal etching. Our ECD systems are used for copper and gold plating for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 100 of these manufacturing steps.

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

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses, profitability and deferred revenue in managing our business. In addition to these financial measures found in our financial statements, we also use bookings, backlog and shipments as key performance indicators. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of undelivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next 12 months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output.

A summary of key factors which impacted our financial performance during the second quarter includes:

  Net income was $2.5 million on revenues of $46.3 million during the second quarter of fiscal 2005 compared to net income of $4.1 million on revenues of $34.6 million in the second quarter of fiscal 2004. Second quarter fiscal 2004 net income includes a $7.5 million license initiation fee for our seed layer enhancement technology.

  Second quarter fiscal 2005 bookings were $46.0 million.

  Shipments in the second quarter of fiscal 2005 were $48.9 million.

  Deferred revenue at March 31, 2005 was $28.9 million.

  Our gross margin was 51.9% of net revenue, down from the 64.5% gross margin we reported in the second quarter of fiscal 2004. The fiscal 2004 margin was benefited by the $7.5 million license initiation fee.

  Cash, cash equivalents and marketable securities were $24.0 million at March 31, 2005, an increase of $4.7 million from $19.3 million at December 31, 2004 due primarily to cash flows from operations.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Product and service revenue	100.0%	78.3%	100.0%	88.1%
License fees	--	21.7	--	11.9

Net revenue	100.0	100.0	100.0	100.0

Cost of sales-product and service revenue	48.1	35.5	50.1	40.0
Cost of sales-license fees	--	--	--	--

Gross profit	51.9	64.5	49.9	60.0

Operating expenses:
Selling, general and administrative	32.5	35.8	32.0	37.2
Research and development	10.8	10.6	9.7	11.1

Total operating expenses	43.3	46.4	41.7	48.3

Income from operations	8.6	18.1	8.2	11.7
Other income (expense), net	(0.6)	(0.4)	3.2	(0.2)

Income before income taxes	8.0	17.7	11.4	11.5
Income tax provision	2.6	5.8	3.5	3.8

Net income	5.4%	11.9%	7.9%	7.7%

Second Quarter and First Half of Fiscal 2005 Compared with Second Quarter and First Half of Fiscal 2004

Net Revenue

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(In thousands)
Product and service revenue	$46,336	$27,106	$95,158	$55,741
License fees	--	7,500	--	7,500

Net revenue	$46,336	$34,606	$95,158	$63,241

Product and service revenue consists of revenues from sales of semiconductor equipment, spare parts and service. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the product is an existing tool to a customer environment in which we have already successfully installed or gained acceptance of our products. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new products or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue. License fee revenue represents fees from licensing certain of our patents.

Net revenue increased $11.7 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and $31.9 million in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. In general, business activity levels have increased in fiscal 2005 as compared to fiscal 2004. Revenue from shipments increased 85% in the second quarter of fiscal 2005 while revenue from tool acceptances increased almost 200% over the comparable period in fiscal 2004. Shipment revenue increased 57% and acceptance revenue increased 224% in the first half of fiscal 2005. Revenue from both shipments and acceptances was weighted toward our Raider platform. Additionally, the second quarter of fiscal 2004 revenue included the $7.5 million license initiation fee received for our seed layer enhancement patents.

Geographically, our revenue mix changed to being weighted toward Asia, including Japan, from being weighted toward North America in fiscal 2004. We obtained acceptance for several tools at multiple customer sites in Asia and Japan during the first quarter of fiscal 2005. This corresponds to the overall industry trend toward stronger Asian markets.

Gross Profit

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Gross Profit
Product and service revenue	$24,067	$14,821	$47,499	$30,427
License fees	--	7,500	--	7,500

Total gross profit	$24,067	$22,321	$47,499	$37,927

Percentage of net revenue	51.9%	64.5%	49.9%	60.0%

Gross profit increased $1.7 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. In the first six months of fiscal 2005, gross profit increased $9.6 million as compared to the same period of fiscal 2004. As a percentage of net revenue, gross profit declined 12.6 percentage points to 51.9% in the second quarter of fiscal 2005 from 64.5% in fiscal 2004‘s second fiscal quarter. Year-to-date, gross margin declined 10.1 percentage points to 49.9% from 60.0% for the same period in fiscal 2004.

Gross profit increased in both comparative periods in absolute dollar terms because of higher sales volumes. Additionally, in fiscal 2004, both revenues and margins benefited from the receipt of a $7.5 million license initiation fee. Exclusive of the license initiation fee, margins were 54.7% and 54.6%, respectively, in the second quarter and first half of fiscal 2004. The gross profit percentage in both comparative periods in fiscal 2005 was impacted by:

  increased warranty expense that added an additional three percentage points to our cost of goods sold in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 and an additional one percentage point in the year-to-date comparison. In both fiscal 2004 periods, warranty expense was favorably impacted by expirations and changes in estimates of pre-existing warranties; and

  increased reserves for obsolete inventory that adversely impacted the gross profit percentage by an additional two percentage points in both comparative periods. In fiscal 2004, inventory reserves were minimal following the write-down of inventory at the end of fiscal 2003.

Second quarter fiscal 2005 gross margin was also favorably impacted by improved absorption of manufacturing costs.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Selling, general and administrative	$15,067	$12,380	$30,410	$23,512
Percentage of net revenue	32.5%	35.8%	32.0%	37.2%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses increased $2.7 million in absolute dollars in the second quarter of fiscal 2005 as compared to the second quarter for fiscal 2004 but declined 3.3 percentage points to 32.5% of net revenue. SG&A expenses increased $6.9 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 but declined 5.2 percentage points to 32% of net revenue demonstrating our ability to leverage our support costs.

Employment costs increased approximately 35% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 and 32% in the year-to-date period of fiscal 2005 as compared with fiscal 2004 as we restored wages from previously imposed pay reductions, and increased staff to support expanded business activity. Travel and other expenses related to expanded business activity and customer support increased in both comparative periods. These increases were partially offset by decreased legal costs. Legal costs declined more than 90% in the second quarter of fiscal 2005 compared to fiscal 2004 and by 76% in the year-to-date comparison as a result of the settlement of the seed layer enhancement litigation.

Research and Development

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Research and development	$5,021	$3,660	$9,268	$7,061
Percentage of net revenue	10.8%	10.6%	9.7%	11.1%

Research and Development (R&D) expense consists of employment costs, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $1.4 million in absolute dollars in the second quarter of fiscal 2005 as compared with the second quarter of fiscal 2004 and remained flat as a percentage of net revenue. In the first six months of fiscal 2005, R&D expense increased $2.2 million as compared to the first six months of fiscal 2004 and declined to 9.7% of net revenue.

In the second quarter of fiscal 2005, prototype expense increased 554% when compared to the second quarter of fiscal 2004. Beginning in fiscal 2004, most of our research and development efforts have been focused on meeting new customer requirements for the Raider platform. Additionally, the ongoing development of our wafer thinning technology is reflected in increasing prototype costs in the second quarter of fiscal 2005. Employment costs increased 27% in the second quarter of fiscal 2005 compared with the same period in fiscal 2004 primarily related to increases in staffing levels and the lifting of a wage reduction that was in effect in the comparable period in fiscal 2004. Depreciation expense increased 62% in the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004 related to additions of Raider platform tools to our demonstration laboratories.

Increasing employment costs were the primary driver in the $2.2 million increase in R&D expense in the first six months of fiscal 2005. Employment costs increased 28% over the comparable period as a result of the reversal of a wage reduction in effect in fiscal 2004 and staffing level increases. As discussed in the quarterly comparison above, both prototype and depreciation expense have increased in the first six months of fiscal 2005 as compared with the first six months of fiscal 2004.

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

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(In thousands)
Interest income	$69	$50	$140	$181
Interest expense	(27)	(38)	(60)	(78)
Foreign exchange gain (loss)	(511)	(196)	(251)	(275)
Other	204	38	3,236	54

Total other income (expense), net	$(265)	$(146)	$3,065	$(118)

Net other income (expense) decreased in the second quarter of fiscal 2005 as compared to the same period in fiscal 2004. A foreign exchange loss, primarily related to the increased weakness of the dollar compared with the Yen and the Euro, was partially offset by a gain on the sale of property.

Net other income (expense) increased in the first half of fiscal 2005 as compared to the same period in fiscal 2004. In October 2004, we received a litigation settlement payment of $2.9 million from Novellus Systems, Inc.

Income Taxes

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(In thousands)
Income tax provision	$1,225	$2,025	$3,406	$2,388

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

Backlog and Deferred Revenue

	March 31, 2005	March 31, 2004
	(Dollars in millions)
Backlog	$45.7	$51.4
Percentage change in backlog from
prior year-to-date period end	(11.1)%	351.0%
Deferred revenue	$28.9	$19.1
Percentage change in deferred revenue
from prior year-to-date period end	51.3%	(14.3)%

Approximately 70% of our current backlog is for tools on the Raider platform. Deferred revenue increased almost $10 million at March 31, 2005 as compared with March 31, 2004 primarily because of increased shipments of Raiders that represent either new products into existing customer environments or shipments into new customer environments, in accordance with our revenue recognition policy. Current deferrals include all or a part of 15 Raiders at March 31, 2005 as compared with six Raiders at March 31, 2004.

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

Liquidity and Capital Resources

In the first half of fiscal 2005, cash provided by operating activities was $3.8 million. We used cash as inventories grew $6.0 million, primarily in work-in-process inventory, as we prepare to meet customer delivery dates. In addition to the growth in inventories, we also reduced our accounts payable balance by $2.9 million. Deferred profit decreased by $10 million from year-end fiscal 2004 levels because acceptances of Raider and other high value tools have exceeded revenue, and associated cost, deferrals thus far in the fiscal 2005 period. The primary source of cash during the period was the collection of trade receivables in the normal course of business. Trade receivables declined by $10.7 million from September 30, 2004. We also received a $1.2 million income tax refund. Other sources of cash during the first half of fiscal 2005 included net income of almost $7.5 million and an increase in various accrued liabilities of $4.0 million. These liabilities relate to estimates of customer support obligations for tools on which we have recognized revenue during the fiscal year, as well as to increased employment-related costs.

Investing activities in the first half of fiscal 2005 included $2.2 million in purchases of factory equipment, primarily tools built in-house for our own laboratories, and net cash proceeds of $2.2 million from the sale of marketable securities.

Financing activities consisted primarily of cash received from stock option exercises of $211,000 offset by long-term debt repayments of $110,000 during the first half of fiscal 2005.

In the first half of fiscal 2004, the primary sources of cash from operating activities were the receipt of the $7.5 million license initiation fee included in income from operations and the receipt of over $15 million in income tax refunds. Inventory and accounts payable increased by $16.2 million and $5.9 million, respectively, as a result of our efforts to reduce manufacturing cycle times and provide faster deliveries to our customers by stocking components that will help shorten our lead times. Trade receivables increased $12 million due to the shipment of several Raiders in the latter half of the second quarter. The $4.6 million increase in deferred profit is the result of revenue and expenses deferred on our new Raider products pending final customer acceptance.

In the first six months of fiscal 2004, investing activities included $3.6 million in purchases of factory equipment and other property and net cash used for the purchase of marketable securities of $4.1 million. Financing activities consist primarily of stock option exercises of $701,000 offset by long-term debt repayments of $112,000 during the first half of fiscal 2004.

The following commitments as of March 31, 2005, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$2,203	$231	$499	$460	$1,013
Operating leases	1,593	849	580	95	69
Purchase order commitments	6,125	6,107	18	--	--

Total commitments	$9,921	$7,187	$1,097	$555	$1,082

We have agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, our Chairman and Chief Executive Officer, to lease aircraft and an aircraft hangar. The current rental rate is approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table.

As of March 31, 2005, our principal sources of liquidity consisted of approximately $20.2 million of cash and cash equivalents, $3.8 million in marketable securities, a $15.0 million line of credit with a commercial bank and incoming cash generated from operations. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2005 and into the foreseeable future. We estimate capital expenditures will be between $10.0 million and $12.0 million during fiscal 2005. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 21, 2005, the SEC issued the final rule “Amendment to Rule 4-01(A) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” which revised the effective date of SFAS No. 123(R) to the beginning of our next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) in our first quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No.123(R) including the assessment of allowable option valuation methodologies and methods of transition. Were we to continue to value options using the Black Scholes option pricing model, the impact of the adoption of this standard would result in approximately $300,000 of pretax stock compensation expense per quarter or $1.2 million per year.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143,” (FIN 47) which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement and that the fair value of the liability should be recognized when incurred. The provisions of this Interpretation are effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Company will adopt FIN 47 by the end of fiscal 2006. The Company does not expect the adoption of FIN 47 to have a material effect on its results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of March 31, 2005, we had approximately $2.2 million in long-term debt and no short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At March 31, 2005, we held forward contracts to sell Japanese Yen with a total face value of $11.0 million, a total market value of $11.1 million and an unrealized loss of $100,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the independent registered public accounting firm to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on February 16, 2005, the following proposals were adopted:

1.	To elect eight directors of the Company to serve until the 2006 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes, which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

	Votes For	Authority Withheld
Raymon F. Thompson	25,914,063	1,203,041
Howard E. Bateman	27,056,093	61,011
Donald P. Baumann	27,057,068	60,036
C. Richard Deininger	27,057,068	60,036
Timothy C. Dodkin	25,953,577	1,163,527
Daniel J. Eigeman	27,056,093	61,011
Charles P. Grenier	27,057,484	59,620
Steven C. Stahlberg	27,084,826	32,278

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2005.

Votes For	Votes Against	Votes Abstain
26,963,564	141,100	12,440

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

Date: May 9, 2005	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)