Form 10-Q
period 2005-06-30
SEMITOOL INC
filed 2005-08-09
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                   (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  X    NO

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of July 27, 2005 28,729,177

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and June 30, 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and June 30, 2004

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2005 and
  June 30, 2004

Notes to Condensed Consolidated Financial Statements

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

Legal Proceedings

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,715	$16,368
Marketable securities	1,506	5,986
Trade receivables, less allowance for doubtful accounts of $270 and $271
in 2005 and 2004	45,881	52,307
Inventories	63,159	55,432
Income tax refund receivable	4	1,261
Prepaid expenses and other current assets	3,322	2,564
Deferred income taxes	9,064	10,851

Total current assets	137,651	144,769
Property, plant and equipment, net	33,385	29,203
Intangibles, less accumulated amortization of $1,429 and $1,030 in 2005 and 2004	7,122	6,857
Other assets, net	686	471

Total assets	$178,844	$181,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,723	$21,834
Accrued commissions	2,901	4,025
Accrued warranty	5,714	3,713
Accrued payroll and related benefits	6,728	5,147
Income taxes payable	--	2,984
Other accrued liabilities	3,413	1,808
Customer advances	2,150	2,277
Deferred profit	16,009	24,469
Long-term debt, due within one year	234	225

Total current liabilities	53,872	66,482
Long-term debt, due after one year	2,234	2,089
Deferred income taxes	3,276	2,886

Total liabilities	59,382	71,457

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,729,177 and 28,668,357 shares issued and outstanding in 2005 and 2004	49,746	49,222
Retained earnings	69,961	61,013
Accumulated other comprehensive loss	(245)	(392)

Total shareholders' equity	119,462	109,843

Total liabilities and shareholders' equity	$178,844	$181,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product and service	$47,405	$26,609	$142,563	$82,350
License fees	--	--	--	7,500

Net revenue	47,405	26,609	142,563	89,850
Cost of goods sold	22,754	12,978	70,413	38,292

Gross profit	24,651	13,631	72,150	51,558

Operating expenses:
Selling, general and administrative	17,422	12,400	47,832	35,912
Research and development	5,364	3,751	14,632	10,812

Total operating expenses	22,786	16,151	62,464	46,724

Income (loss) from operations	1,865	(2,520)	9,686	4,834
Other income (expense), net	135	(98)	3,200	(216)

Income (loss) before income taxes	2,000	(2,618)	12,886	4,618
Income tax provision (benefit)	532	(864)	3,938	1,524

Net income (loss)	$1,468	$(1,754)	$8,948	$3,094

Earnings (loss) per share:
Basic	$0.05	$(0.06)	$0.31	$0.11

Diluted	$0.05	$(0.06)	$0.31	$0.11

Weighted average common shares outstanding:
Basic	28,719	28,615	28,702	28,544

Diluted	29,133	28,615	29,099	29,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2005	2004
Operating activities:
Net income	$8,948	$3,094
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposition of assets	111	308
Depreciation and amortization	5,143	4,086
Deferred income taxes	2,173	--
Compensation expense recognized under employee stock option plans	199	206
Change in:
Trade receivables	6,650	(23,760)
Inventories	(13,093)	(27,615)
Income tax refund receivable	1,257	17,820
Prepaid expenses and other current assets	(761)	(1,171)
Other assets, net	(217)	(63)
Accounts payable	(5,212)	13,047
Accrued commissions	(1,124)	1,206
Accrued warranty	2,002	(1,690)
Accrued payroll and related benefits	1,585	917
Income taxes payable	(2,984)	--
Other accrued liabilities	1,608	917
Customer advances	(122)	(1,233)
Deferred profit	(8,412)	12,379

Net cash used in operating activities	(2,249)	(1,552)

Investing activities:
Purchases of marketable securities	(2,460)	(11,601)
Proceeds from sale and maturities of marketable securities	6,944	7,402
Purchases of property, plant and equipment	(3,854)	(5,396)
Increases in intangible assets	(1,031)	(1,075)
Proceeds from sale of property, plant and equipment	538	183

Net cash provided by (used in) investing activities	137	(10,487)

Financing activities:
Proceeds from exercise of stock options	325	1,026
Proceeds from long-term debt	321	--
Repayments of long-term debt and capital leases	(167)	(181)

Net cash provided by financing activities	479	845

Effect of exchange rate changes on cash and cash equivalents	(20)	19

Net decrease in cash and cash equivalents	(1,653)	(11,175)
Cash and cash equivalents at beginning of period	16,368	23,018

Cash and cash equivalents at end of period	$14,715	$11,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,468	$(1,754)	$8,948	$3,094
Net gain (loss) on cash flow hedges	168	213	352	(169)
Unrealized gain (loss) on available-for-sale securities	1	(9)	4	(7)
Foreign currency translation adjustments	(205)	(76)	(209)	117

Total comprehensive income (loss)	$1,432	$(1,626)	$9,095	$3,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Semitool, Inc. (the Company) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2004 previously filed with the SEC on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s consolidated financial position as of June 30, 2005, the consolidated results of operations for the three and nine month periods ended June 30, 2005 and 2004, and the consolidated cash flows for the nine month periods ended June 30, 2005 and 2004. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Routinely, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s condensed consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Semitool has only one reportable segment.

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

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 in the first quarter of fiscal 2007. The Company will only be impacted by the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

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

	Three Months Ended June 30,		Nine Months Ende June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,468	$(1,754)	$8,948	$3,094
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	43	63	138	138
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(187)	(184)	(580)	(570)

Pro forma net income (loss)	$1,324	$(1,875)	$8,506	$2,662

Basic earnings (loss) per share:
As reported	$0.05	$(0.06)	$0.31	$0.11
Pro forma	$0.05	$(0.07)	$0.30	$0.09
Diluted earnings (loss) per share:
As reported	$0.05	$(0.06)	$0.31	$0.11
Pro forma	$0.04	$(0.07)	$0.29	$0.09

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) used for basic and
diluted earnings (loss) per share	$1,468	$(1,754)	$8,948	$3,094

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	28,719	28,615	28,702	28,544
Effect of dilutive stock options	414	--	397	620

Denominator for diluted earnings (loss) per share	29,133	28,615	29,099	29,164

Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 261,900 and 1,511,375 for the three months ended June 30, 2005 and 2004, and 312,450 and 58,250 for the nine months ended June 30, 2005 and 2004, respectively.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	June 30, 2005	September 30, 2004
Parts and raw materials	$34,264	$29,498
Work-in-process	24,715	19,368
Finished goods	4,180	6,566

	$63,159	$55,432

For the three and nine months ended June 30, 2005, $1.9 million and $5.4 million, respectively, of inventory was transferred to property, plant and equipment for testing and laboratory use.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Nine Months Ended June 30,
	2005	2004
Accrued warranty balance, beginning of period	$3,713	$4,634
Accruals for new warranties issued during the period	7,212	3,107
Expirations and changes in estimates to pre-existing warranties	(975)	(1,834)
Warranty labor and materials provided during the period	(4,236)	(2,963)

Accrued warranty balance, end of period	$5,714	$2,944

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

Note 5.  Other Income (Expense), Net

Other income (expense), net for the first nine months of fiscal 2005 includes a $2.9 million seed layer enhancement litigation settlement payment received from Novellus Systems, Inc. in October 2004.

Note 6.  Income Taxes

The Company’s estimated effective tax rate is 32% for fiscal 2005. The Company’s recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Research and Experimentation Credit (Credit), which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, the Company was unable to recognize the Credit in fiscal 2004. The effective tax rate for fiscal 2004 was 33%.

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
  the expectation of lower warranty expenses on the Raider platform as compared to our prior automated plating and cleaning tools;
  the sufficiency of funds and sources of liquidity;
  estimates of capital expenditures;
  estimates of tax rates for fiscal 2005;
  estimates of pretax stock compensation expense under SFAS No. 123(R);
  the level of research and development expenditures;
  the ability to finance activities;
  accounting policies and estimates; and
  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements include the cyclicality in the semiconductor industry and the strength of the Asian markets, rapid technological change, the introduction of competing products and technologies, market non-acceptance of Semitool’s new products and technologies, including our Raider tool, cancellations or rescheduling of orders, the potential loss of sales or incurrence of liabilities due to manufacturing defects, and litigation. Further, bookings, backlog and shipments are not necessarily an indication of revenue in any future period or future sales of any specific tool. Other risks and uncertainties are detailed under the heading “Factors That Might Affect Our Future Financial Results and Stock Price” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2005.

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

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses, profitability and deferred profit in managing our business. In addition to these financial measures found in our financial statements, we also use bookings, backlog, deferred revenue and shipments as key performance indicators. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of undelivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next 12 months. Backlog and forecasted orders drive our production schedule. Deferred revenue represents tools that have shipped to customer sites that have not been accepted or installation revenue related to tools that have not been accepted. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output.

A summary of key factors which impacted our financial performance during the third quarter includes:

  Net income was $1.5 million on revenues of $47.4 million during the third quarter of fiscal 2005 compared to a net loss of $1.8 million on revenues of $26.6 million in the third quarter of fiscal 2004.

  Third quarter fiscal 2005 bookings were $40.6 million.

  Shipments in the third quarter of fiscal 2005 were $49.6 million.

  Deferred revenue at June 30, 2005 was $31.0 million.

  Our gross margin was 52.0%, up from the 51.2% gross margin we reported in the third quarter of fiscal 2004.

  Cash, cash equivalents and marketable securities were $16.2 million at June 30, 2005, a decrease of $7.8 million from $24.0 million at March 31, 2005 due primarily to cash flows from operations.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Product and service revenue	100.0%	100.0%	100.0%	91.7%
License fees	--	--	--	8.3

Net revenue	100.0	100.0	100.0	100.0
Cost of sales-product and service revenue	48.0	48.8	49.4	42.6
Cost of sales-license fees	--	--	--	--

Gross profit	52.0	51.2	50.6	57.4

Operating expenses:
Selling, general and administrative	36.8	46.6	33.6	40.0
Research and development	11.3	14.1	10.2	12.0

Total operating expenses	48.1	60.7	43.8	52.0

Income (loss) from operations	3.9	(9.5)	6.8	5.4
Other income (expense), net	0.3	(0.3)	2.2	(0.3)

Income (loss) before income taxes	4.2	(9.8)	9.0	5.1
Income tax provision (benefit)	1.1	(3.2)	2.7	1.7

Net income (loss)	3.1%	(6.6)%	6.3%	3.4%

Third Quarter and First Nine Months of Fiscal 2005 Compared with Third Quarter and First Nine Months of Fiscal 2004

Net Revenue

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Product and service revenue	$47,405	$26,609	$142,563	$82,350
License fees	--	--	--	7,500

Net revenue	$47,405	$26,609	$142,563	$89,850

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

Net revenue increased $20.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and $52.7 million in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. In general, business activity levels have increased in fiscal 2005 as compared to fiscal 2004. Revenue from shipments increased almost 200% in the third quarter of fiscal 2005 while revenue from tool acceptances during the quarter increased approximately 80% over the comparable period in fiscal 2004. In the first nine months of fiscal 2005 shipment revenue increased 97% and acceptance revenue increased 182% as compared to the same period of fiscal 2004. Revenue from both shipments and acceptances was weighted toward our Raider platform. Additionally, the first nine months of fiscal 2004 revenue included a $7.5 million license initiation fee received for our seed layer enhancement patents.

Geographically, our revenue mix changed to being weighted toward Asia, including Japan, from being weighted toward North America in fiscal 2004. We obtained acceptance for several tools at multiple customer sites in Asia and Japan during the first nine months of fiscal 2005. This corresponds to the overall industry trend toward stronger Asian markets.

Gross Profit

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Gross Profit
Product and service revenue	$24,651	$13,631	$72,150	$44,058
License fees	--	--	--	7,500

Total gross profit	$24,651	$13,631	$72,150	$51,558

Percentage of net revenue	52.0%	51.2%	50.6%	57.4%

Gross profit increased $11.0 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. In the first nine months of fiscal 2005, gross profit increased $20.6 million as compared to the same period of fiscal 2004. As a percentage of net revenue, gross profit increased 0.8 percentage points to 52.0% in the third quarter of fiscal 2005 from 51.2% in fiscal 2004‘s third fiscal quarter. Year-to-date, gross margin declined 6.8 percentage points to 50.6% from 57.4% for the same period in fiscal 2004.

Gross profit increased in both comparative periods in absolute dollar terms because of higher sales volumes. Additionally, the year-to-date fiscal 2004 gross profit benefited from the receipt of a $7.5 million license initiation fee. Exclusive of the license initiation fee, gross margin for the nine month period of fiscal 2004 was 53.5%. The gross margin percentage in the fiscal 2005 year-do-date comparison was negatively impacted by increased warranty and installation expense that added approximately three percentage points to our cost of goods sold. The product mix in fiscal 2005 is weighted toward our Raider platform tools. While we expect warranty expense on the Raider platform to be lower than the prior platform for our automated plating and cleaning tools, warranty rates are higher on the more advanced tool lines than on our less complex batch tools. The fiscal 2004 gross margin percentage was favorably impacted by expirations and changes in estimates of pre-existing warranties.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Selling, general and administrative	$17,422	$12,400	$47,832	$35,912
Percentage of net revenue	36.8%	46.6%	33.6%	40.0%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses increased $5.0 million in absolute dollars in the third quarter of fiscal 2005 as compared to the third quarter for fiscal 2004 but declined 9.8 percentage points to 36.8% of net revenue. SG&A expenses increased $11.9 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 and declined 6.4 percentage points to 33.6% of net revenue, demonstrating our ability to leverage our support costs.

Employment costs increased approximately 19% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 and 27% in the year-to-date period of fiscal 2005 as compared with fiscal 2004 as we restored wages from previously imposed pay reductions, increased staff to support expanded business activity and accrued for profit sharing bonuses. Commission expense, primarily related to increased sales activity in Asia, increased almost $3 million in the quarterly comparison and more than $4 million in the year-to-date comparison. Travel and other expenses related to expanded business activity and customer support increased in both comparative periods. These increases were partially offset by decreased legal costs. Legal costs declined more than 65% in the third quarter of fiscal 2005 compared to fiscal 2004 and by 74% in the year-to-date comparison as a result of the settlement of the seed layer enhancement litigation.

Research and Development

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Research and development	$5,364	$3,751	$14,632	$10,812
Percentage of net revenue	11.3%	14.1%	10.2%	12.0%

Research and Development (R&D) expense consists of employment costs, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $1.6 million in absolute dollars in the third quarter of fiscal 2005 as compared with the third quarter of fiscal 2004 and declined 2.8 percentage points as a percentage of net revenue. In the first nine months of fiscal 2005, R&D expense increased $3.8 million as compared to the first nine months of fiscal 2004 and declined to 10.2% of net revenue.

In the third quarter of fiscal 2005, prototype expense increased almost 600% when compared to the third quarter of fiscal 2004. Beginning in fiscal 2004, most of our research and development efforts have been focused on meeting new customer requirements for the Raider platform. Additionally, the ongoing development of our wafer thinning technology is reflected in increasing prototype costs in the third quarter of fiscal 2005. Employment costs increased 12% in the third quarter of fiscal 2005 compared with the same period in fiscal 2004 primarily related to increases in staffing levels and due to accruals related to profit sharing bonuses. R&D depreciation expense increased 42% in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004 related to additions of Raider platform tools to our demonstration laboratories.

Increasing employment and prototype costs were the primary drivers in the $3.8 million increase in R&D expense in the first nine months of fiscal 2005. Employment costs increased 23% over the comparable period as a result of the reversal of a wage reduction in effect in fiscal 2004 staffing level increases and profit sharing accruals. Prototype expense increased almost 400% as discussed in the quarterly comparison. R&D depreciation expense has also increased in the first nine months of fiscal 2005 as compared with the first nine months of fiscal 2004.

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

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Interest income	$75	$61	$215	$242
Interest expense	(29)	(35)	(89)	(113)
Foreign exchange gain (loss)	19	(120)	(232)	(395)
Other	70	(4)	3,306	50

Total other income (expense), net	$135	$(98)	$3,200	$(216)

Net other income (expense) improved to net income of $135,000 in fiscal 2005 as compared to a net expense of $98,000 in the third quarter of fiscal 2004 primarily related to a foreign exchange gain in the third quarter of fiscal 2005 as compared to a foreign exchange loss in the third quarter of fiscal 2004. The foreign exchange gain and loss both reflect the fluctuating value of the Yen.

Net other income (expense) increased in the first nine months of fiscal 2005 as compared to the same period in fiscal 2004. In October 2004, we received a seed layer enhancement litigation settlement payment of $2.9 million from Novellus Systems, Inc.

Income Taxes

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Income tax provision (benefit)	$532	$(864)	$3,938	$1,524

Our estimated effective tax rate is 32% for fiscal 2005. Our recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Research and Experimentation Credit (Credit), which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, we were unable to recognize the Credit in fiscal 2004. The effective tax rate for fiscal 2004 was 33%.

Backlog and Deferred Revenue

	June 30, 2005	June 30, 2004
	(Dollars in millions)
Backlog	$36.7	$55.2
Percentage change in backlog from
prior year-to-date period end	(33.5)%	134.9%
Deferred revenue	$31.0	$34.2
Percentage change in deferred revenue
from prior year-to-date period end	(9.4)%	161.1%

Approximately 61% of our current backlog is for tools on the Raider platform. Deferred revenue decreased $3.2 million at June 30, 2005 as compared with June 30, 2004 primarily because of increased shipments of Raiders into existing customer environments where Raiders have been previously installed or accepted, in accordance with our revenue recognition policy. Current deferrals include all or a part of 22 Raiders at June 30, 2005 as compared with 14 Raiders at June 30, 2004; however the fiscal year 2004 figures include a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

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

Liquidity and Capital Resources

In the first nine months of fiscal 2005, cash used by operating activities was $2.2 million. We used cash as inventories grew $13.1 million. Work-in-Process and Finished Goods inventories contained five tools, totaling approximately $3.8 million, which were in transit to customers at June 30, 2005 or were substantially complete and which shipped in early July. Net of that $3.8 million, inventories, primarily Work-in-Process and Raw Materials, have increased to support the shipment volume in fiscal 2005. In addition to the growth in inventories, we also reduced our accounts payable balance by $5.2 million. Deferred profit decreased by $8.4 million from year-end fiscal 2004 levels because acceptances of Raider and other high value tools have exceeded deferrals of revenue, and associated cost deferrals thus far in the fiscal 2005 period. The primary source of cash during the period was the collection of trade receivables in the normal course of business. Trade receivables declined by $6.7 million from September 30, 2004. We also received a $1.3 million income tax refund. Other sources of cash during the first nine months of fiscal 2005 included net income of almost $8.9 million and changes in non-cash components of net income, including depreciation, amortization and deferred income taxes.

Investing activities in the first nine months of fiscal 2005 included $3.9 million in purchases of factory equipment and net cash proceeds of $4.5 million from the sale of marketable securities.

Financing activities consisted primarily of cash received from stock option exercises of $325,000 and proceeds from long-term debt of $321,000 for a new facility currently being constructed in Austria. We expect long-term debt for the facility to increase to approximately $3 million with a fixed interest rate of 3.5% for 5 years. Cash proceeds were offset by long-term debt repayments of $167,000 during the first nine months of fiscal 2005.

In the first nine months of fiscal 2004, the primary sources of cash from operating activities were the receipt of the $7.5 million license initiation fee included in income from operations and the receipt of over $16.0 million in income tax refunds. Inventory and accounts payable increased as a result of our effort to reduce manufacturing cycle times and provide faster deliveries to our customers by stocking components that will help shorten our lead times. Trade receivables increased due to the shipment of several Raiders in the latter half of the third quarter. The increase in deferred profit is the result of revenue and expenses deferred on our new Raider products pending final customer acceptance. In fiscal 2003, our deferred profit pool was being relieved as we received customer acceptances on new tools deferred in prior periods.  In fiscal 2004, we are shipping new tools to new customers which, under our revenue recognition policy guided by SAB 104, requires that revenue and the associated expenses be deferred.

In the first nine months of fiscal 2004, investing activities included $5.4 million in purchases of factory equipment and other property and net cash used for the purchase of marketable securities of $4.2 million. Financing activities consisted primarily of cash received from stock option exercises of $1.0 million offset by long-term debt repayments of $181,000 during the first nine months of fiscal 2004.

The following commitments as of June 30, 2005, incurred in the normal course of business, have been included in the condensed consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide additional information related to our consolidated financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$2,468	$234	$827	$449	$958
Operating leases	1,633	823	636	115	59
Purchase order commitments	6,661	6,640	21	--	--

Total commitments	$10,762	$7,697	$1,484	$564	$1,017

We have agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, our Chairman and Chief Executive Officer, to lease aircraft and an aircraft hangar. The current rental rate is approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table.

As of June 30, 2005, our principal sources of liquidity consisted of approximately $14.7 million of cash and cash equivalents, $1.5 million in marketable securities, a $15.0 million line of credit with a commercial bank, a 2.5 million Euro term loan facility for the building construction in Austria, with approximately 2.2 million Euros remaining available, and incoming cash generated from operations. We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2005 and for at least the next 12 months. We estimate capital expenditures will be between $10.0 million and $12.0 million during the next 12 months.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United Sates of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Statements of Operations. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of our peer companies, ranges between approximately 50 and 105 days in our industry.

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

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 in the first quarter of fiscal 2007. The Company will only be impacted by the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

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

As of June 30, 2005, we had approximately $2.5 million in long-term debt and no short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. To a degree, we manage these risks and attempt to reduce such exposure through economic hedges using short-term forward exchange contracts. At June 30, 2005, we held forward contracts to sell Japanese Yen with a total face value of $6.1 million, a total market value of $5.8 million and an unrealized gain of $300,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Exhibits 31.1 31.2 32.1 32.2 10.46

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

Loan Agreement, dated May 17, 2005, between Raiffeisenbank Hallein and Semitool Austria, GmbH

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)