Form 10-K
period 2005-09-30
SEMITOOL INC
filed 2005-12-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2005 (based on the last reported sale price on the Nasdaq National Market as of such date) was $171,359,888.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 1, 2005 was 28,738,527.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held February 3, 2006.

SEMITOOL, INC.

Index to Annual Report on Form 10-K
Year Ended September 30, 2005

PART I

ITEM 1. ITEM 1A. ITEM 1B. ITEM 2. ITEM 3. ITEM 4.	INTRODUCTION - FORWARD-LOOKING STATEMENTS

BUSINESS

EXECUTIVE OFFICERS OF THE REGISTRANT

RISK FACTORS

UNRESOLVED STAFF COMMENTS

PROPERTIES

LEGAL PROCEEDINGS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A. ITEM 9B.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
   PURCHASES OF EQUITY SECURITIES

SELECTED FINANCIAL DATA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CONTROLS AND PROCEDURES

OTHER INFORMATION

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	EXECUTIVE OFFICERS AND DIRECTORS

EXECUTIVE COMPENSATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
   SHAREHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRINCIPAL ACCOUNTING FEES AND SERVICES

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

  trends in the semiconductor industry that are driving growth, including the adoption of copper as an interconnect material, spray processing supplanting immersion technologies and the continued expansion of the wafer level packaging market,
  Semitool's solutions and strategies for electrochemical deposition, wafer surface preparation and wafer level packaging, including our intent to continue investing in research and development to maintain and expand our position as a technology leader in those markets, our plan to develop new technologies such as wafer thinning to enable us to enter emerging markets and provide innovate solutions, our plan to leverage our Raider platform with both our current and potential new customers, our plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with other semiconductor device manufacturers, our intent to expand our sales and support organization to broaden customer reach, particularly in Taiwan and China, and the potential for growth in those markets, our anticipation of continued strong sales in the Asian market in fiscal 2006, the performance and acceptance of our products, including the continued technological improvement of our tools and the success of our Raider platform, manufacturing strategy, including our vertical manufacturing structure and manufacturing strategies for increasing performance reliability and yields while reducing the cost of ownership of our tools, competition, including our ability to compete favorably with companies significantly larger than we are, our efforts to protect our intellectual property portfolio and continue to file patent applications to protect that intellectual property, the adequacy of our existing manufacturing facilities and anticipated expansion of facilities in Salzburg, Austria and Kalispell, Montana, the ability to maintain our worldwide sales, service and customer support organizations, and the impact of litigation on our business.

        Other forward-looking statements made below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere include statements relating to:

  accounting policies and estimates and the effects of new accounting standards, research and development expenses, including expected fluctuations in such expenses in absolute dollar amounts and as a percentage of net sales, and our expectation of continued funding of research and development to attain technology leadership in our industry, the expected geographic sales mix of our products, including our anticipation of larger contributions to sales from Asia in fiscal 2006, estimates of capital expenditures and the sufficiency of funds and sources of financing to make expected capital expenditures through fiscal 2006, the impact of various factors on gross margin,
  inventory management,
  the sufficiency of funds and the ability to finance activities, including sources of liquidity, our expectation that existing debt financing arrangements and cash flows generated from operating activities will be sufficient to fund operations at the current and projected levels, the expected level of long-term debt and interest rates for our new facility in Salzburg, Austria and our plan to negotiate a financing of the acquisition of a new Kalispell, Montana manufacturing facility, and our expectation that, if additional financial resources are required, our ability to issue securities from our shelf registration statement or issue other financial instruments.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties are detailed under the heading “Risk Factors ” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1.  Business

Overview

        We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used to plate copper and gold which is used for the IC’s internal wiring, or interconnects; to plate solder and gold bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

        Semitool, Inc., a Montana corporation, was founded in 1979 and is headquartered in Kalispell, Montana. Our mailing address is 655 West Reserve Drive, Kalispell, MT 59901 and our telephone number is 406-752-2107. Additional information about the Company is available on our website at http://www.semitool.com. On our Investor Relations page on our website, we post the following filings as soon as practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our own Investor Relations web page are available to be viewed free of charge. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. Our Form 10-K and other filings also are available at the Securities and Exchange Commission’s website at http://www.sec.gov.

Industry Background

        Growth in the semiconductor industry is driven by the global demand for semiconductor devices that are incorporated in a broad array of electronics devices such as personal computers, servers, digital televisions, audio systems including MP3 players, personal digital assistants, or PDAs, cellular phones and other wireless communications devices. The market for semiconductor equipment used to fabricate semiconductor devices has also experienced significant growth, driven by greater demand for, and increasingly higher performance of, semiconductor devices. Though subject to a high degree of cyclicality due to periods of excess supply or demand for semiconductor devices, the market for semiconductor equipment is characterized by rapid technological development and product innovation. As a result, to meet new technological advancements, semiconductor device manufacturers may purchase new semiconductor equipment despite the timing of the market cycle.

Semiconductor Manufacturing Process Overview

        Semiconductor devices consist of millions of microscopic transistors and other components that electronically store information and allow the execution of instructions used to operate electronic devices. Fabrication of ICs involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment, chemical media, and materials. The fabrication process includes, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films. After the deposition of each film layer, the fabrication process continues with repeated cleaning, stripping and etching processes to prepare the surface for the next process. When completed, the wafer may contain several hundred ICs, which are then separated by a dicing process. The ICs are then packaged by connecting them to pins using metal wires or contacts and encapsulating the ICs in a polymer. In an effort to reduce the size of packaged ICs, some manufacturers are using newer packaging processes such as wafer level packaging, which allows for packaging of ICs before they are separated from the wafer. The packaged semiconductor devices are then placed into an electronic product, such as a cellular phone or other portable electronic device.

        Cleaning, stripping, etching or otherwise preparing the wafer surface are steps repeated throughout the semiconductor fabrication process as well as in the wafer level packaging process. These processes are important, since the integrity of the next process depends on the effectiveness of prior cleaning, stripping, or etching steps. Immersion and spray are two fundamental means by which surface preparation wet process steps are performed. Immersion processes, or wet benches, are a series of liquid-filled tanks in which wafers are immersed. The wafers are transported from one tank to another tank by robots or human operators. Spray delivery systems subject wafers to sequential spray applications of chemicals inside an enclosed process chamber, where the chemical is brought to the wafers while the wafers rotate on axis. Spray systems can be configured to process wafers in a batch or single-wafer mode. Single-wafer processor systems can provide a combination of spray and immersion processes.

        An IC’s internal wiring, or interconnect, establishes the connections between transistors within an IC to external devices. Interconnects are formed by the deposition of metal film layers, such as aluminum, on the surface of a wafer. The deposition step occurs numerous times throughout the manufacturing process, with advanced ICs possessing seven or more metal film layers. As device dimensions continue to shrink, the connections between transistors add noticeably more delay to IC processing speeds, due to the intrinsic resistance and capacitance of the interconnect material. In an effort to increase IC speeds and provide lower power operation, copper is increasingly being used as the interconnect material, due to its lower intrinsic resistivity. However, copper, unlike aluminum, is difficult to handle due to a negative reaction in direct contact with silicon, which leads to lower yield and potentially contaminates other manufacturing processes. As a result, copper-based manufacturing requires more critical surface preparation steps and special processing techniques to provide complete isolation of the copper material.

Trends in Semiconductor Manufacturing

        There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

        Smaller Device Features for Lower Cost and Higher Performance. The increasing trend towards more advanced electronics applications has spurred the industry’s transition to smaller device features, enabling lower cost per IC, as more ICs can be fabricated on each wafer. Additionally, smaller device features operate at higher speeds and require less power. As the industry moves to 90 nanometer features sizes and below, the IC fabrication process becomes significantly more complex, requiring more stringent manufacturing specifications and lower acceptable margins of error. In particular, the fabrication process becomes more susceptible to ever smaller particles, requiring the use of more advanced surface preparation equipment. Also, manufacturing with smaller IC interconnects often requires the use of plating equipment to plate copper that can form these smaller interconnects.

        New Materials to Fabricate More Advanced Semiconductor Devices. The need to fabricate increasingly advanced semiconductor devices has led to more complex manufacturing processes that use new materials, such as low-k dielectrics and copper to form an IC’s interconnect. The use of copper, in particular, presents significant processing challenges to prevent copper contamination measured in quantities at the atomic level. To address these challenges, dedicated processes have been developed to provide better isolation of copper materials on an IC, including dual-damascene, barrier layer formation, and new cleaning processes to remove unwanted copper. These complex, dedicated processes require the use of equipment for the precise deposition of copper material. Additionally, the introduction of new materials requires a higher number of surface preparation steps, as well as more advanced cleaning processes that are tailored to handle these new materials.

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

        Move to Single-Wafer Spray and Immersion Processing Technologies for Enhanced Surface Preparation. The industry shift towards smaller device dimensions, new materials and 300mm wafer processing has driven the need for more advanced surface preparation technologies and process equipment. In particular, 300mm is causing a move to single-wafer processing as the process can be controlled more precisely compared to wet bench technology. For example, single-wafer spray processing is increasingly being used instead of wet benches due to its greater process control, reduced footprint and reduced chemical consumption.

        Wafer Level and Other Advanced Packaging to Enable Smaller Portable Products. New packaging technologies, including wafer level packaging, are being developed by the industry to enable smaller portable products such as PDAs, MP3 players, mobile phones and radio frequency identification, or RFID, tags. Advanced packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology. Advanced packaging uses fabrication processes similar to IC fabrication and includes, among others, ECD for connective solder or gold bumps, photoresist stripping and under-bump metal etching.

        Emerging Need for Thinner Wafers Driven by the Demand for Smaller Portable Devices. The desire for smaller, lighter and more power efficient devices has led to the need for thinning the device prior to packaging. Another emerging trend is 3-D device stacking for more functionality in a smaller space. This process is also enhanced by first thinning the device. The main problem with wafer thinning is yield loss due to stress caused by mechanically grinding the wafer surface. This process is also labor intensive. Chemically milling the wafer, which can be automated, has emerged as a method to achieve stress-free thin wafers.

Semitool’s Solution

        We are a leading provider of wet chemical processing equipment, targeting wafer surface preparation and ECD plating applications. As the semiconductor manufacturing process increases in complexity and production parameters become even more stringent, semiconductor manufacturers increasingly rely upon manufacturers of semiconductor equipment to achieve improved process control, provide a smaller equipment footprint and lower the cost of ownership of their manufacturing processes. Our solutions address critical applications within the semiconductor manufacturing process, and enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. Key elements of our solution include:

        Technology Leadership. We are able to leverage our extensive expertise in wet chemical processing and over 26 years of experience building and supporting production-proven semiconductor manufacturing equipment. We utilize our advanced modeling techniques in the design of our reactors to address an increasingly complex manufacturing process. We have a strong intellectual property portfolio with 295 U.S. patents issued and approximately 188 U.S. patents pending.

        Comprehensive Product Portfolio. We provide a broad suite of advanced, highly-engineered, innovative processing systems that include surface preparation and ECD equipment. Our batch and single-wafer processing systems for wet cleaning, stripping and etching feature our proprietary spray and immersion technologies, as well as our unique, proprietary process chamber designs. We use advanced computational techniques to design a variety of applications, including plating chambers, and our proprietary Capsule technology for back-side and bevel-edge cleaning of copper contamination.

        Raider Platform. Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation and ECD applications. Our proprietary linear design, coupled with our own robotic technology, allows for up to 12 interchangeable discrete process chambers. The Raider platform also features no-teach robot technology which results in reduced installation and maintenance costs.

        Vertically-Integrated Manufacturing and Design Capabilities. Our manufacturing operations are selectively vertically-integrated to include metals and plastics fabrication and finishing capabilities, and final product test and assembly, and extensive product development capabilities. Our manufacturing facilities feature a high-volume manufacturing line that provides short lead time delivery of our products. In addition, we typically perform component manufacturing and product prototyping internally. This strategy reduces our products’ time to market and helps lower our design and manufacturing costs.

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

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technology leader in surface preparation and ECD. Our goal is to deliver leading-edge technical innovation to our customers by focusing on performance, improved system reliability, yield enhancement and a low cost of ownership. We plan to develop new technologies, such as wafer thinning, to enable us to enter emerging markets and provide innovative solutions to meet customer needs.

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

        Integrate Design and Manufacturing Expertise. Our strategy is one of close integration of design and manufacturing, coupled with selective vertical manufacturing to achieve innovative solutions, cost and quality advantages and to reduce the time to market for new products and product enhancements. We believe that the close coordination of our engineering and manufacturing teams provides us with an advantage in developing new products as well as improving the design of our current products to increase performance reliability and manufacturing yields while reducing costs. Additionally, our control over selective critical components reduces our dependence on component suppliers.

        Leverage Strategic Relationships. For over 26 years, we have focused on satisfying the needs of worldwide semiconductor device manufacturers and establishing long-term relationships with our customers. We work with select customers at the concept and design stages to identify and respond to their requests for current and future generations of products. These close working relationships allow us to understand and address the performance and cost expectations of our customers. We plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with additional semiconductor device manufacturers.

        Expand Our Asian Market Presence. During the past several years we have expanded our presence in Asia, and revenue from Asia now comprises a significant percentage of our total net sales. We currently have sales organizations in Singapore, Japan, Taiwan, Korea, and China, and we intend to continue to expand our sales and applications support organization to broaden our customer reach. We believe that the Asia region, in particular Taiwan and China, has the potential for additional significant long-term growth which is why we are developing our own direct sales and service staff for those regions. Our sales, marketing and service strategy is to expand our installed base of equipment with existing and potential new customers in these regions.

Technology

        We are a leader in the design, development and manufacturing of advanced, wet chemical processing equipment. We leverage our years of experience in designing and manufacturing production-proven semiconductor manufacturing equipment to deliver solutions that enable the fabrication of increasingly higher performance semiconductor devices. We have several key technological core competencies, including advanced computational modeling, and have assembled a development team with extensive engineering and modeling expertise to capitalize on these competencies.

        Our surface preparation systems incorporate our innovative Capsule II technology, which features an enclosed rotating process chamber. Through the use of its enclosed capsule architecture, our processing chambers are able to process a wafer in a more effective and comprehensive fashion. For example, for cleaning applications, our solutions are able to more effectively clean all aspects of the wafer, including the top, bottom and wafer edge using our bevel-edge cleaning capability. In addition, our closed chamber architecture is able to more efficiently retain evaporable components, thus reducing chemical consumption leading to significant cost savings.

        For electroplating applications, we leverage our advanced techniques in the design of our proprietary multiple anode assemblies and membrane technology. Our multiple anode assemblies enable radially controlled current density during the electroplating process, leading to a more controllable process for depositing copper film on the surface of a wafer, while membrane technology lowers cost of ownership by reducing chemical consumption.

Products

        Our broad product suite of highly-engineered, innovative processing systems leverages our core wet chemical processing expertise and our years of experience in manufacturing and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are single-wafer and batch cleaning, stripping and etching equipment and single-wafer plating equipment, primarily for the deposition of copper, gold or solder.

Surface Preparation Products

        Our multi-chamber, single-wafer processing systems for wet cleaning, stripping and etching are designed with a linear arrangement of the processing chambers for high volume production and share the Raider platform with our ECD equipment. The platform modularity reduces downtime and increases wafer throughput providing the customer with an overall lower cost of ownership. Our proprietary Capsule II process chamber also provides selectable processing for each side of the wafer. These systems are available to accommodate 200mm and 300mm wafer sizes. During the year, we shipped Raider SP units with our Nano-Megs technology, which allows the use of a megasonic device to clean the wafer surface without damage to the nano-sized features of the ICs. We also shipped single-wafer tools capable of providing our HydrOzone process for more cost effective cleans of the wafer surface. Selling prices for these systems range from $400,000 to $2.8 million.

        Our batch systems for wet cleaning, stripping and etching applications include semi- and fully-automated systems and use our proprietary spray technology to deliver the chemicals, deionized water and gases to the wafer surface in an enclosed chamber. The wafers are rotated, on axis, and exposed to a sequenced spray of chemicals and heated nitrogen gas to process and dry the wafers. This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time. Our cost-effective ozone and deionized water-based cleaning process, called HydrOzone, is available on selected systems. This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time, reduced water consumption, and minimize chemical waste costs. These systems are available to accommodate 150mm, 200mm and 300mm wafer sizes in up to 50 wafer batches. Selling prices for these systems range from under $15,000 to $2.7 million.

RAIDER SP

        Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation applications. Our proprietary linear design, coupled with our robotic technology, allows for up to 12 interchangeable discrete process chambers. The Raider platform also features NanoMegs cleaning capability, combined with the ability to use the single-wafer version of our HydrOzone or FluorOzone processes. The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry. The tool can be equipped with our proprietary Capsule II chamber, which allows side-selectable processing. In addition, the system can also be equipped with spray, immersion, megasonic, or vapor process chambers. Applications include wafer backside, bevel-edge clean for removal of unwanted copper and other contamination, post-etch polymer removal, critical pre-deposition cleans, metal etching and Front End Of Line (FEOL) cleans. The Raider SP is available to accommodate 200mm and 300mm wafer sizes.

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

Electrochemical Deposition Systems

        Our single-wafer ECD systems incorporate proprietary electroplating technology on a multi-chamber platform that processes one wafer per chamber. ECD applications include copper interconnect for logic and memory ICs, gold bumps for high speed communication ICs, lead and lead-free solder bumps for advanced wafer level packaging and deep via plating for 3-D chip stacking applications. Our leading single-wafer design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration. These systems generally include a combination of ECD and surface preparation process chambers to address a customer’s specific application. These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers’ capacity requirements. Selling prices of these systems typically range from approximately $800,000 to $3.0 million.

RAIDER ECD

        The Raider ECD is an automated multi-chamber, single-wafer processor for high volume ECD. The specific configuration of its multiple processing chambers determines which semiconductor IC and advanced packaging markets the Raider ECD serves. For copper interconnect, several process steps can be integrated onto a single system such as ECD seed layer enhancement, ECD plating fill, wafer backside clean, bevel-edge clean, film thickness metrology and rapid thermal anneal. Our proprietary concentric anode chamber design, coupled with our model-based plating controller, allows the user to optimize plating profiles for downstream operations such as better matching of film characteristics to planarization (CMP) equipment, resulting in CMP improvements and reduced CMP rework loads. Our proprietary Capsule cleaning chamber, which is also used in our Raider SP, is integrated into the tool for bevel-edge and backside copper cleaning to eliminate copper contamination. The modularity of the platform provides our customers with the flexibility to configure the chamber mix to meet their specific needs. Additionally, our Advanced Chemical Management System, or ACMS, an automated electroplating bath control unit, can be fully integrated with the Raider ECD systems. The ACMS maintains the desired chemical balance in the plating baths by automatically analyzing and replenishing the chemical constituents using our proprietary technology and typically services two ECD systems. The primary applications for the Raider ECD are copper, gold, nickel, platinum and solder depositions. It is available to accommodate 200mm and 300mm wafer sizes.

Customers, Sales and Marketing

        Our customers include leading global semiconductor manufacturers. The following is a representative list of our largest customers in fiscal 2005:

Advanced Micro Devices Advanced Semiconductor Engineering Agilent Technologies Amkor DENSO ELMOS Semiconductor Freescale Semiconductor	Hitachi IBM Infineon Intel RF Micro Devices Semiconductor Mfg. Intl. Corp Siliconware Precision Industries	Sony STATS ChipPAC STMicroelectronics Taiwan Semiconductor Mfg. Co. Texas Instruments Tower Semiconductor United Microelectronics Corporation

        Our top ten customers accounted for 58.2%, 56.9% and 58.4% of net sales in fiscal 2005, 2004 and 2003, respectively. Advanced Micro Devices accounted for 16.7% and 19.4% of our net sales in fiscal 2005 and fiscal 2003, respectively. No customer accounted for over 10% of net sales in fiscal 2004.

        International sales, primarily in Europe, Asia and Japan, accounted for approximately 72.7%, 51.8% and 61.4% of net sales for fiscal 2005, 2004 and 2003, respectively. The relative proportion of international sales to total net sales increased in fiscal 2005 primarily due to increasing shipments of our Raider systems as we focused our marketing efforts in Asia after declining in fiscal 2004 because initial marketing efforts and shipments of the Raider systems, and our licensing fees, were in North America. We have direct sales and customer support organizations located in the United States, Europe, Japan, Singapore, Korea, Taiwan and China, and for some products, an independent distributor serves Japan. We are currently expanding our direct sales and service organizations in Taiwan and China. Additionally, we also utilize independent commissioned sales and service representatives in Taiwan and China and selectively in other markets.

        Field service personnel and process engineers located in the United States, Europe, Japan and Asia provide warranty service, post-warranty service and equipment installation. We also provide service and maintenance training, as well as process application training for our customers’ personnel, on a fee basis. Spare parts inventories are maintained in outsourced locations throughout the world, which allows us to offer same day or overnight delivery in many instances.

Backlog and Deferred Revenue

        Consolidated orders backlog was $61.3 million as of September 30, 2005. We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are subject to cancellation or rescheduling by customers with limited or no cancellation fees. During periods of downturns in the semiconductor industry, we have experienced significant cancellations and delays.

        Our deferred revenue primarily relates to equipment shipped to customers that has not been accepted by the customer. Revenue on those shipments is recognized as sales when acceptance is received. As of September 30, 2005, deferred revenue was $23.5 million.

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

        Expenditures for research and development, which are expensed as incurred, were approximately $19.7 million, $15.1 million and $18.1 million in fiscal 2005, 2004 and 2003, respectively. These expenditures, as a percentage of our net sales, represented approximately 10.4%, 10.8% and 15.5% in each of these fiscal years, respectively. These expenditures were for a number of surface preparation projects which include FEOL cleaning applications, immersion processes, single-wafer megasonic cleans, single-wafer ozone cleans and hydrofluoric vapor cleans. Plating R&D focused on the development of a lead-free solder application and hardware, membrane technology to control the cost of chemicals used in plating, work on deep via plating to be used in 3-D chipstacking applications and seed layer enhancement. Batch process R&D projects include wafer thinning processes and automated FOUP (Front Opening Unified Pod) cleaning processes and hardware.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological change. Significant competitive factors in the semiconductor equipment and related markets in which we compete include: system performance, quality and reliability, cost of using our equipment, ability to ship products to meet customer schedules, timeliness and quality of technical support service, our success in developing new and enhanced products, pricing and payment terms. We face substantial competition from established companies, some of which have greater financial, marketing, technical and other resources, broader and integrated product lines, more extensive customer support capabilities, larger sales organizations and greater installed customer bases. Our primary competitors in ECD include Applied Materials, Inc., Novellus Systems, Inc., and Ebara Corporation.

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

        We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 295 U.S. patents, some with pending foreign counterparts, have approximately 188 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. We have had an active patent program since the Company’s inception; consequently, the duration of our patent portfolio is staggered due to various initial filing dates for individual patents. Our patent portfolio is not dominated by any particular patents. We consider the strength of the overall portfolio to be more important than the strength of any particular patent. In fact, many patents are part of our “patent families” and it is difficult, if not impossible, to make any assessment regarding the “materiality” of one patent in that family over another. Even if a patent is not used offensively to prevent a competitor from practicing the same art, it may still provide a deterrent against a competitor’s potential patent infringement claim against us.

        There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Furthermore, certain types of intellectual property are country-specific; for example, U.S. patents provide protection in the U.S. but generally do not provide protection outside the U.S. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

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

Employees

        As of September 30, 2005, we had 1,056 full-time and temporary employees worldwide. None of our employees is represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position
Raymon F. Thompson (1) Larry E. Murphy (2) Timothy C. Dodkin (3) Larry A. Viano (4) Dana R. Scranton (5) Richard P. Schuster (6) Paul M. Siblerud (7)	64 46 56 51 50 49 46
Chairman of the Board and Chief Executive Officer
President and Chief Operating Officer
Executive Vice President
Vice President, Chief Financial Officer
Vice President, Surface Preparation Technology
Vice President, Global Service
Vice President, Marketing

(1)   Raymon F. Thompson founded Semitool in 1979 and serves as our Chairman and Chief Executive Officer. In 1979, Mr. Thompson designed, patented and introduced the first on-axis spin rinser/dryer for the semiconductor industry.

(2)   Larry E. Murphy joined us in May 2004 as our Chief Operating Officer and has served as our President since April 2005. Prior to joining us, Mr. Murphy worked for 15 years at Tosoh SMD, Inc., a U.S. subsidiary of Tosoh Corporation headquartered in Tokyo, Japan. Mr. Murphy was Tosoh SMD’s President and Chief Executive Officer, as well as Chairman of their Taiwanese, Korean and Singapore subsidiaries. Previously at Tosoh SMD, he held several executive positions, including Chief Operating Officer, Vice President of Sales and Marketing and Global Sales Manager.

(3)   Timothy C. Dodkin has been employed by us since 1985 and has served on our Board of Directors since 1998. Mr. Dodkin has held a number of sales-related positions including Senior Vice President, Global Sales and Marketing and, since June 2003, has served as Executive Vice President. Prior to joining us, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

(4)   Larry A. Viano joined us in 1985 and has held various positions with the Company since then. Mr. Viano has served as our Vice President, Chief Financial Officer since May 2003. He also serves as our Principal Accounting Officer. He is a Certified Public Accountant.

(5)   Dana R. Scranton has served as our Vice President, Surface Preparation Technology since September 2001. Dr. Scranton has 13 years of experience with Semitool in the areas of engineering, product management and marketing. He has a total of 18 years experience in the semiconductor capital equipment business.

(6)   Richard P. Schuster joined us in 1984 and has served as our Vice President, Global Service since February 2002. Prior to 2002, Mr. Schuster was our Director of Service for North America.

(7)   Paul M. Siblerud has been employed by us since 1991 and has served as Vice President, Marketing since February 2005. Mr. Siblerud also has led the Advanced Packaging division and has served in positions in our engineering group.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.

Item 1A.  Risk Factors

Set forth below are risks and uncertainties that could negatively impact our business, financial condition, results of operations and cash flows, and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. These risks and uncertainties could also cause our stock price to decline.

We have incurred significant net losses in the past, our future revenues are inherently unpredictable, and we may be unable to maintain profitability.

We have incurred significant net losses in the past. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure that we will be able to maintain the profitability that we achieved in fiscal 2005 and 2004. It is possible that in future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline.

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

During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high priced systems. The selling prices of our systems range from under $100,000 to in excess of $2.9 million. Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

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

During downturns, the semiconductor equipment industry typically experiences a more pronounced percentage decrease in revenues than the semiconductor industry. The semiconductor industry experienced a downturn that began in fiscal 2001, which seriously affected our net sales, gross margin and results of operations. In addition, during downturns, it is critical to appropriately align our cost structure with prevailing market conditions, to minimize the effect of such downturns on our operations, and in particular, to continue to maintain our core research and development programs. If we are unable to align our cost structure in response to such downturns on a timely basis, or if such implementation has an adverse impact on our business, then our financial condition or results of operations may be negatively affected to an even larger extent during industry downturns.

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

We have experienced periods of significant growth and decline in net sales. Our net sales increased 36.4% from approximately $139.6 million in fiscal 2004 to approximately $190.4 million in fiscal 2005. However, there have been other periods of significant declines in net sales; for example, our net sales decreased 51.8% from approximately $256.5 million for fiscal 2001 to approximately $123.7 million for fiscal 2002. In addition, our consolidated orders backlog increased 62.6% from approximately $37.7 million at September 30, 2004 to $61.3 million at September 30, 2005. If we are unable to effectively manage periods of rapid decline or sales growth, our business, financial condition, results of operations and cash flows could be significantly harmed.

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

Order backlog does not necessarily include all sales needed to achieve net revenue expectations for a subsequent period. We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business, financial condition, results of operations and cash flows.

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

We depend on our key customers with which we do not have long-term contracts. Any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from these customers could harm our business.

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

Our ten largest customers accounted for approximately 58.2%, 56.9% and 58.4% of net sales in fiscal 2005, 2004 and 2003, respectively. There is a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a relatively small number of large companies for a significant portion of our net sales. Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by large customers could have a significant impact on our cash flows.

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

We introduced our Raider platform in 2003, which accounts for a substantial portion of current and anticipated sales.

We introduced our Raider platform in 2003 and intend to leverage this core technology platform, which is based on our prior platforms, to expand our product portfolio and increase market opportunities. We expect that revenue from this product platform will continue to account for a significant portion of our revenue. Accordingly, acceptance of this product platform is critical to our future success. Factors that may affect the market acceptance of this product include the performance, price and total cost of ownership of the product, and the availability, functionality and price of competing products and technologies. Failure of this new product to maintain market acceptance would significantly impact our prospects.

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

Our results of operations may suffer if we do not effectively manage our inventories or are required to write down our inventories due to changing market demands for our products.

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

Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 72.7%, 51.8% and 61.4% in fiscal 2005, 2004 and 2003, respectively. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

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

If we require additional capital in the future, it may not be available, or if available, may not be on terms acceptable to us.

We believe that our existing balances of cash, cash equivalents and marketable securities, our cash flow from operations, and a revolving credit facility we finalized in November 2004 and amended in the first quarter of fiscal 2006 will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. As a result of growing our business, we experienced negative cash flows from operating activities of $9.6 million for the year ended September 30, 2005. We experienced negative cash flows from operating activities of $10.1 million for the year ended September 30, 2003. Despite the negative cash flows from operating activities, we have been able to fulfill our working capital and capital expenditure needs due to available cash resources and maintaining adequate debt financing arrangements. Although we expect existing debt financing arrangements and cash flows generated from operating activities to be sufficient to fund operations at the current and projected levels in the future, there is no assurance that our operating plan will be achieved. We may need to take actions to reduce costs, seek alternative financing arrangements or pursue additional placement of our common stock.

A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital in the future, if and when it is required, especially if we are unable to maintain profitability. If adequate capital is not available to us as required, or is not available on favorable terms, our shareholders may be subject to significant dilution in their ownership if we raise additional funds through the issuance of equity securities, or we could be required to significantly reduce or restructure our business operations.

The above mentioned revolving credit facility provides for up to $30 million in borrowings. There is no assurance that this facility will be sufficient to meet our cash needs.

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

We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 295 U.S. patents, some with pending foreign counterparts, have approximately 188 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Furthermore, certain types of intellectual property are country-specific; for example, U.S. patents provide protection in the U.S. but generally do not provide protection outside the U.S. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

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

In fiscal 2005, approximately 72.7% of our net sales were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, China and Korea. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, in many countries other than the U.S., the public disclosure of an invention prior to the filing of a patent application for the invention would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications may remain confidential during the patent prosecution process in certain cases, the contents of a patent application may be published before a patent is granted, which provides competitors an advanced view of the contents of applications prior to the establishment of patent rights. For these and other reasons, we also have not filed patent applications in these countries to the same extent that we file in the U.S. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, particularly our Chairman and Chief Executive Officer, Raymon F. Thompson, who would be extremely difficult to replace, could harm our business and operating results. We do not have key person life insurance on any of our executives. Further, to support future growth, we will need to attract and retain additional qualified employees. The pool of qualified applicants is limited and it can be difficult to hire and relocate personnel from other areas. Competition for such personnel can be intense, and we may not be successful in attracting and retaining qualified senior executives and other employees.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

        We own two manufacturing facilities located on sites in Kalispell, Montana with approximately 200,000 square feet in the aggregate and intend to expand our facilities by the acquisition of a 72,000 square-foot building located near our Kalispell headquarters. Additionally, we own two manufacturing facilities located in Libby, Montana housing approximately 20,000 square feet in the aggregate. We also own a facility located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary. We are constructing a 29,000 square-foot production and office building in Salzburg, Austria, which we expect to occupy in December 2005. We believe that our existing manufacturing facilities along with our anticipated expansion will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We own an office building in Cambridge, UK, which serves as our European headquarters for sales and customer support. We also lease 11 other smaller facilities worldwide, which are used as sales and customer service centers.

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

Item 3.  Legal Proceedings

        We are involved in legal proceedings that arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol “SMTL” on the Nasdaq National Market. The approximate number of shareholders of record at December 1, 2005 was 144 and the reported last sale price on that date of our common stock on the Nasdaq National Market was $10.18. The high and low sales prices for our common stock reported by the Nasdaq National Market are shown below.

	Common Stock Price Range Fiscal Year Ended September 30,
	2005		2004
	High	Low	High	Low
First Quarter	$9.84	$6.75	$11.72	$7.99
Second Quarter	$11.74	$7.98	$14.55	$10.60
Third Quarter	$10.99	$8.70	$13.32	$10.24
Fourth Quarter	$9.50	$7.90	$10.85	$6.87

Since our initial public offering of common stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

	Year Ended September 30,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$190,373	$139,627	$117,048	$123,687	$256,467
Gross profit (1)	96,969	77,421	35,254	59,083	128,092
Gain on sale of subsidiary (2)	--	--	--	--	31,054
Income (loss) from operations	10,714	10,876	(35,269)	(24,463)	63,563
Net income (loss) before cumulative effect of
change in accounting principle	10,050	7,354	(21,151)	(14,238)	43,258
Cumulative effect of change in accounting
principle (net of tax) (3)	--	--	--	--	(17,645)
Net income (loss)	10,050	7,354	(21,151)	(14,238)	25,613
Diluted earnings (loss) per share	0.35	0.25	(0.74)	(0.50)	0.89
Balance Sheet Data:
Cash, cash equivalents and marketable securities	7,032	22,354	27,935	40,840	46,837
Working capital (1)	83,620	78,287	73,108	90,997	106,730
Total assets	178,680	181,300	138,774	183,663	200,090
Short-term debt	292	225	228	435	1,192
Long-term debt and capital leases	3,111	2,089	2,322	2,912	3,265
Shareholders' equity	120,421	109,843	100,677	121,422	133,199

(1)	In the fourth quarter of fiscal 2003, we wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform.
(2)	We sold our wholly-owned subsidiary, Semy Engineering, Inc., on February 16, 2001.
(3)	The cumulative effect is the result of our adopting the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used for copper and gold plating for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

  smaller device features for lower cost and higher performance;
  new materials to fabricate more advanced semiconductor devices;
  increased use of 300mm wafers to reduce manufacturing costs;
  move to single-wafer spray and immersion processing technologies for enhanced surface preparation;
  wafer level and other advanced packaging to enable smaller portable products; and
  emerging need for thinner wafers driven by the demand for smaller portable devices.

As the semiconductor manufacturing process increases in complexity and production parameters become more stringent, semiconductor manufacturers have increasingly relied upon providers of semiconductor equipment that features improved process control, smaller footprint and a lower cost of ownership of their manufacturing processes. Our solutions address critical applications within the semiconductor manufacturing process, and enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. Key elements of our solution include technological leadership, a comprehensive product portfolio, including our Raider platform and vertically-integrated manufacturing and design capabilities.

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses and profitability in managing our business. In addition to these financial measures found in our consolidated financial statements, we also use bookings, backlog, shipments and deferred revenue as key performance indicators. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of undelivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next 12 months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output. Deferred revenue primarily represents tool shipments for which we are awaiting final customer acceptance.

A summary of key factors that impacted our financial performance during fiscal year 2005 includes:

  Our fiscal 2005 bookings were $193.6 million and include over $104 million in bookings for our Raider platform. Fourth quarter fiscal 2005 bookings were over $65 million.

  Shipments in fiscal 2005 were $170.1 million including approximately $88 million from Raider shipments.

  Net income was $10.1 million on net sales of $190.4 million in fiscal 2005 compared with net income of $7.4 million on net sales of $139.6 million in fiscal 2004.

  Our gross margin declined to 50.9% of net sales, down from 55.4% in fiscal 2004.

  Fiscal 2004 bookings, shipments, net sales, gross margin and net income figures were all favorably impacted by $10.8 million in license initiation fees for our seed layer enhancement patents.

  Cash, cash equivalents and marketable securities were $7.0 million at September 30, 2005, a decrease of $15.4 million from $22.4 million at September 30, 2004, reflecting increased investment in inventory as we built inventory in response to customer demand.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Year Ended September 30,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.1	44.6	69.9

Gross profit	50.9	55.4	30.1

Operating expenses:
Selling, general and administrative	34.9	36.8	44.8
Research and development	10.4	10.8	15.5

Total operating expenses	45.3	47.6	60.3

Income (loss) from operations	5.6	7.8	(30.2)
Other income (expense)	2.0	(0.1)	0.5

Income (loss) before income taxes	7.6	7.7	(29.7)
Income tax provision (benefit)	2.3	2.4	(11.6)

Net income (loss)	5.3%	5.3%	(18.1)%

Fiscal 2005 Compared with Fiscal 2004 and Fiscal 2003

Net Sales

	Year Ended September 30,
	2005	2004	2003
	(Dollars in millions)
Net Sales	$190.4	$139.6	$117.0
By Product Line:
Semiconductor equipment	$190.4	$128.8	$117.0
License fees	--	10.8	--
By Geographical Distribution, percentage of net tool sales:
North America	18.8%	46.4%	38.8%
Europe	27.8%	27.7%	31.4%
Asia, including Japan	53.4%	25.9%	29.8%

Semiconductor equipment sales consist of revenues from sales of equipment (tools), spare parts and service. License fee revenue represents the license initiation fee for our seed layer enhancement patents.

Net sales increased $50.8 million to $190.4 million in fiscal 2005 as compared with $139.6 million in fiscal 2004. Most product lines showed improvement over fiscal 2004 levels. The primary driver of the increase in fiscal 2005 net sales was increasing sales of both single-wafer surface preparation Raiders and ECD Raiders for copper interconnect and advanced packaging applications, which accounted for approximately 95% of the $50.8 million increase in net sales. Improved automated batch tool sales partially offset non-recurring license initiation fees received in fiscal 2004 as a result of our seed layer enhancement patent litigation.

Net sales increased $22.6 million in fiscal 2004 as compared with fiscal 2003. The increase in net sales reflected the improved state of the semiconductor and semiconductor equipment industries. All product lines showed improvement in fiscal 2004, particularly surface preparation applications and spare parts. Surface preparation net sales were favorably impacted by customer purchases of our new Raider systems for single-wafer cleaning applications as well as by customer purchases of our batch tools, both of which expanded our customers’ manufacturing capacity. ECD net sales were primarily sales of our new Raider systems for plating applications. Fiscal 2004 was also benefited by the receipt of $10.8 million in license initiation fees for our seed layer enhancement patents.

Fiscal 2003 net sales were adversely impacted by the downturn in the semiconductor and semiconductor equipment industries. Customer purchases were primarily focused on newer technology products, especially single-wafer tools, rather than on tools that increased manufacturing capacity. Product sales continued trends to 300mm equipment and single-wafer platforms.

Geographically, more than half of our fiscal 2005 net tool sales were derived from Asia. European sales accounted for approximately 28% of net tool sales while North America contributed 19% of our net tool sales. This compares with approximately half of our fiscal 2004 net tool sales being derived from North America, which correlated with our first shipments of the Raider platform. Europe and Asia each accounted for approximately 25% of our remaining tool sales in fiscal 2004. We anticipate continued strong sales in the Asian market in fiscal 2006.

Gross Profit

	Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Gross profit	$96,969	$77,421	$35,254
Percentage of net sales	50.9%	55.4%	30.1%

Gross profit increased $19.5 million or 25.2% in fiscal 2005 compared to fiscal 2004. Fiscal 2004 gross profit increased $42.2 million or 119.6% compared with fiscal 2003 gross profit of $35.3 million. We recorded a $19.1 million inventory write-down in fiscal 2003 due to obsolescence caused by the introduction of our new Raider product.

Gross profit increased in absolute dollars in fiscal 2005 and declined by 4.5 percentage points from fiscal 2004. The fiscal 2004 gross margin was favorably impacted by the $10.8 million license initiation fees discussed above. Exclusive of the license initiation fees, gross margin would have been essentially flat year over year, declining less than one percentage point. The variability in gross margin year over year is primarily related to product mix as spare parts and service sales contributed a higher percentage to overall sales revenues in fiscal 2004 than in fiscal 2005. Spare parts and service sales typically provide for a higher gross margin than do tool sales.

Excess and obsolete inventory charges were lower in fiscal 2004 as compared to fiscal 2003 because of the inventory write-down in fiscal 2003. Of the 25.3 percentage point difference in gross margin in fiscal 2004 as compared with fiscal 2003, the inventory write-down in fiscal 2003 accounted for 11 percentage points. The receipt of $10.8 million in license initiation fees for our seed layer enhancement patents also contributed over six points to the increase in margin in fiscal 2004. Improved absorption of manufacturing costs also contributed to the improved margin in fiscal 2004 because our factory operated at higher levels of output.

Fiscal 2005 gross margin was not significantly impacted by sales of tools containing parts that had been previously written-down. Fiscal 2004 gross margin was favorably impacted by approximately 1.0 percentage point due to the sale of tools that contained certain parts that had been previously written-down. Revenues on those sales totaled $9.0 million.

Selling, General and Administrative

	Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Selling, general and administrative	$66,513	$51,398	$52,439
Percentage of net sales	34.9%	36.8%	44.8%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses increased $15.1 million in fiscal 2005 as compared with fiscal 2004 after decreasing $1.0 million in fiscal 2004 from fiscal 2003. As a percentage of net sales, SG&A expenses declined to 34.9% in fiscal 2005 from 36.8% in fiscal 2004 and 44.8% in fiscal 2003.

Employment costs increased approximately $6.0 million in fiscal 2005 as compared to fiscal 2004 as we restored wages from previously imposed pay reductions, increased staff to support expanded business activity and accrued for profit sharing bonuses. Commission expense, primarily related to increased sales activity in Asia, increased more than $4 million in the year over year comparison. Legal expenses declined approximately $3.0 million as plaintiff litigation related to our seed layer enhancement patents concluded in early fiscal 2005. Increased professional fees primarily related to increased audit and Sarbanes-Oxley Section 404 compliance offset the reduction in legal costs. Sarbanes-Oxley and audit compliance fees were in excess of $2.6 million, more than triple our fiscal 2004 costs. Travel and other expenses increased related to the overall increase in business opportunity and activity.

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

Research and Development

	Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Research and development	$19,742	$15,147	$18,084
Percentage of net sales	10.4%	10.8%	15.5%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $4.6 million in fiscal 2005 as compared to fiscal 2004 and decreased $2.9 million in fiscal 2004 as compared to fiscal 2003.

Prototype expense increased almost $1.8 million in fiscal 2005 as we worked on a number of projects. Surface preparation R&D projects included Front End Of Line (FEOL) cleaning applications, immersion processes, single-wafer megasonic cleans, single-wafer ozone cleans and hydrofluoric vapor cleans. ECD R&D focused on the development of a lead-free solder application and hardware, membrane technology to control the cost of chemicals used in plating, work on deep via plating to be used in 3-D chipstacking applications and seed layer enhancement. Batch process R&D projects included wafer thinning processes and automated FOUP (Front Opening Unified Pod) cleaning processes and hardware. Labor expense increased approximately $1.4 million as a result of the reversal of a wage reduction in effect in fiscal 2004, staffing level increases and profit sharing accruals. R&D depreciation expense increased almost $1.3 million as we replaced older technology tools in our demonstration laboratories with Raider platform tools.

R&D depreciation expense declined 46% in fiscal 2004 as compared with fiscal 2003, as assets placed in service earlier reached the end of their estimated useful lives. Prototype expense also declined in fiscal 2004 because our focus was meeting new customer requirements for the Raider platform whereas in the prior year we were engaged in the development of this new platform. These decreases were partially offset by increases in other operating expenses as a result of a general increase in business activity. In fiscal 2004, our R&D projects focused on development of our single-wafer megasonic processing chamber to improve particle removal for the critical cleaning market, development of the environmentally-friendly HydrOzone cleaning process for critical layers in the transistor-formation step of IC fabrication and development of the next-generation Capsule II processing chamber for post-etch cleaning, wafer backside and bevel cleaning. For our plating technology, we also developed a membrane chamber that reduces chemical consumption, which is critical for cost sensitive chip manufacturing and wafer level packaging applications.

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

Other Income (Expense)

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Interest income	$309	$332	$590
Interest expense	(122)	(148)	(205)
Foreign exchange gain (loss)	(64)	(422)	(284)
Other	3,670	99	495

Total other income (expense)	$3,793	$(139)	$596

Net other income (expense) increased to a net income of $3.8 million in fiscal 2005. In October 2004, we received a seed layer enhancement litigation settlement payment of $2.9 million from Novellus Systems, Inc. which accounts for most of the year over year increase. Net other income (expense) declined to a net expense of $139,000 in fiscal 2004 from net income of $596,000 in fiscal 2003. Interest income declined from $590,000 in fiscal 2003 to $332,000 in fiscal 2004 to $309,000 in fiscal 2005, reflecting reduced cash investments. We reported a minimal foreign exchange loss in fiscal 2005. In fiscal 2004, we reported foreign exchange losses because of fluctuations in the Yen, Euro and the British pound. In fiscal 2003, we reported foreign exchange losses because of fluctuations in the Yen and the Euro. Other income in fiscal 2003 included the proceeds we received from a settlement in connection with a patent claim that we pursued against a German manufacturer of semiconductor equipment.

Income Taxes

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Income tax provision (benefit)	$4,457	$3,383	$(13,522)

Our estimated effective tax rate increased to 32% in fiscal 2005 as compared to 31.5% in fiscal 2004 and 39% in fiscal 2003. We recognized a Research and Experimentation Credit of approximately $186,000 in the first quarter of fiscal 2005. Legislation to extend the Credit was signed into law after September 30, 2004, therefore we were unable to recognize the Credit in fiscal 2004, when it was generated. This resulted in a recorded tax rate of 30.7% for fiscal 2005. The primary difference in the recorded tax rate for fiscal 2005 is the effect of research and development credits related to increasing research and development activity. The difference in the effective tax rate in fiscal 2004 compared to fiscal 2003 is primarily due to the effect of research and development credits and our foreign income exclusion, which increased in fiscal 2004 as compared to fiscal 2003 because we were profitable in fiscal 2004.

Backlog and Deferred Revenue

	September 30,
	2005	2004	2003
	(Dollars in millions)
Backlog	$61.3	$37.7	$19.9
Percentage change in backlog from
prior year-to-date period end	62.6%	89.4%	(27.9)%
Deferred revenue	$23.5	$44.0	$10.7
Percentage change in deferred revenue
from prior year-to-date period end	(46.6)%	311.2%	(72.1)%

Approximately 60% of our current backlog is for tools on the Raider platform. Deferred revenue decreased $20.5 million at September 30, 2005 as compared with September 30, 2004 primarily because of increased shipments of Raiders into existing customer environments where Raiders have been previously installed or accepted, in accordance with our revenue recognition policy. Current deferrals include all or a part of 27 Raiders at September 30, 2005 as compared with 17 Raiders at September 30, 2004; however, the fiscal year 2004 figures include a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are subject to cancellation or rescheduling by customers with limited or no cancellation fees. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays and acceptances of shipped equipment carried in deferred revenue, the backlog at any particular date and the bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period. In particular, during periods of downturns in the semiconductor industry we have experienced cancellations and significant shipment delays.

Deferred profit included in our current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog.

Liquidity and Capital Resources

Operating Activities. In fiscal 2005, cash used by operations was $9.6 million. The primary use of cash was to support inventory growth of $23.8 million. Work-in-Process and Finished Goods inventories contained more than $8.0 million in tools that were substantially complete either awaiting shipment or shipped during the fourth quarter under evaluation agreements. Net of the $8.0 million, inventories, primarily Work-in-Process and Raw Materials, have grown to support the shipment volumes in fiscal 2005 and expected fiscal 2006 shipments. Deferred profit decreased by $13.3 million from year-end fiscal 2004 levels because acceptances of Raider and other high value tools have exceeded deferrals of revenue, and associated cost deferrals in fiscal 2005. The primary source of cash during the period was the collection of trade receivables in the normal course of business. Trade receivables declined by $10.0 million from September 30, 2004. We received a $2.9 million litigation settlement and a $1.3 million income tax refund in fiscal 2005. Other sources of cash in fiscal 2005 included net income of $10.1 million and changes in non-cash components of net income, primarily depreciation, amortization and deferred income taxes.

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

In fiscal 2003, we used cash from operations of $10.1 million. The net loss in fiscal 2003, adjusted for non-cash benefits, most notably the inventory write-down of $19.1 million, depreciation and amortization and decreases in tax assets, was the primary factor in the use of cash from operating activities in fiscal 2003. Changes in working capital accounts, notably decreases in trade receivables, provided $16.5 million in cash. This was offset by an increase in income tax refund receivable of $8.4 million related to the net operating loss, and reductions in deferred profit of $15.2 million, the result of the receipt of customer acceptances on new tools deferred in prior periods that were not offset by new tool deferrals.

Investing Activities. Investing activities in fiscal 2005 included $6.4 million in purchases of factory equipment and other property and net cash proceeds of $5.5 million from the sale of marketable securities. We invested an additional $6.9 million in our development and demonstration laboratories primarily for tools on our Raider platform in fiscal 2005 by transferring finished goods inventory to property, plant and equipment. We also continued to invest in intellectual property rights which used cash of $1.2 million.

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

Financing Activities. Financing activities in fiscal 2005 consisted primarily of cash received from stock option exercises of $349,000 and borrowings under long-term debt of $1.3 million for a new facility currently being constructed in Austria. We expect long-term debt for the facility to increase to approximately $3.0 million with a fixed interest rate of 3.5% for five years. Cash proceeds were offset by long-term debt repayments of $225,000 during fiscal 2005.

Financing activities consisted primarily of cash received from stock option exercises of $1.2 million offset by long-term debt repayments of $236,000 during fiscal 2004. Cash used in financing activities for fiscal 2003 primarily consisted of net repayments on long-term borrowings of $634,000 offset by proceeds from stock option exercises of $69,000.

Off-Balance Sheet Arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the types of financing, liquidity, market or credit risks that could arise if we had engaged in such relationships.

The following commitments as of September 30, 2005, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$3,403	$292	$739	$691	$1,681
Operating leases	1,747	893	699	101	54
Purchase order commitments	12,412	12,353	59	--	--

Total commitments	$17,562	$13,538	$1,497	$792	$1,735

We have agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, our Chairman and Chief Executive Officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $3,289,200, $2,933,600 and $2,094,000 for the years ended September 30, 2005, 2004 and 2003, respectively. The current rental rate is approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table. In fiscal 2004, we incurred $802,000 of leasehold improvements to leased aircraft. The improvements are being amortized over a three-year period, which represents the estimated useful life.

In December 2004, we sold a condominium located in Kalispell, Montana to Larry E. Murphy, our President and Chief Operating Officer, for $250,000 in cash. The condominium had previously been used to provide short-term housing to employees who were not located in the Kalispell area. The terms were negotiated with Mr. Murphy based on the estimated current market value of the condominium.

As of September 30, 2005, our principal sources of liquidity consisted of approximately $6.5 million of cash and cash equivalents, $0.5 million in marketable securities and incoming cash generated from operations. As a result of growing our business, we experienced negative cash flows from operating activities of $9.6 million for the year ended September 30, 2005. We experienced negative cash flows from operating activities of $10.1 million for the year ended September 30, 2003. Despite the negative cash flows from operating activities, we have been able to fulfill our working capital and capital expenditure needs due to available cash resources and maintaining adequate debt financing arrangements. We expect existing debt financing arrangements and cash flows generated from operating activities to be sufficient to fund operations at the current and projected levels in the future.

We have a $15.0 million credit agreement with our bank. In the first quarter of fiscal 2006, we negotiated an amendment to the agreement increasing our revolving credit facility from $15.0 million to $30.0 million. We are currently in negotiations with the bank for a long-term loan to finance the acquisition of additional manufacturing facilities in the Kalispell area.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations and amounts available under our credit facility to meet operating expenses and planned capital expenditures through fiscal 2006 and into the foreseeable future. We estimate capital expenditures will be between $10.0 million and $12.0 million during the next 12 months. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $75.0 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Revenue recognition is significant because revenue is a key component of our results of operations. We recognize revenue under the guidance for Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until customer acceptance. If multiple elements exist, sales of existing products into existing customer environments are treated as such in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer. Unearned revenue from service contract agreements is included in Customer Advances in the current liabilities section of the Consolidated Balance Sheets.

In addition, the timing of certain expenses, such as cost of sales, including installation and warranty, and commission expenses coincides with the recognition of the related revenues. We follow specific guidelines in measuring revenue; however, certain judgments such as the definition of a new customer environment and new acceptance criteria or if installation is perfunctory may be required in the application of our revenue recognition policy.

Inventories.  Inventories are valued at the lower of cost or market on a first-in, first-out basis. Accordingly, we write down the carrying value of inventories for estimated obsolescence and future marketability. On a quarterly basis, we compare historical and projected sales and usage of raw materials and parts and our assumptions about future use of raw materials, parts and finished goods with our forecast, market demand and industry conditions to determine potential obsolescence or whether the inventory on hand represents excess quantities. As a result of our analysis, we record reserves impacting Cost of Sales, if appropriate. These reserves are subject to management judgment and if actual future use, demand or market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required.

Warranty Obligations.  We provide for the estimated cost of equipment warranties when the related revenue is recognized. We track individual warranties on a tool-by-tool basis and develop estimated rates by equipment class based on this history. The rates are used to estimate the warranty accrual for a given specific piece of equipment. These rates are revised periodically to reflect current cost trends due to the current life cycle of that product class. The warranty accrual is reduced by actual costs of providing the warranty or if a balance is remaining at the end of the warranty period, then that amount is also written off. Warranty accrual expense impacts primarily Cost of Sales. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Consolidated Statements of Operations. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of peer companies in our industry ranges between approximately 50 and 140 days.

Impairment of Investments in Marketable Securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Any investment impairment would be recorded in the consolidated financial statements as Other Expense.

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

Litigation

We are involved in legal proceedings that arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 21, 2005, the SEC issued the final rule “Amendment to Rule 4-01(A) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which revised the effective date of SFAS No. 123(R) to the beginning of our next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) in our first quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No.123(R) including the assessment of allowable option valuation methodologies and methods of transition. Were we to continue to value options using the Black-Scholes option pricing model, the impact of the adoption of this standard would result in approximately $300,000 of pretax stock compensation expense per quarter or $1.2 million per year.

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

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 154 in the first quarter of fiscal 2007. We will only be impacted by the adoption of SFAS No. 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143,” (FIN 47) which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement and that the fair value of the liability should be recognized when incurred. The provisions of this Interpretation are effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, we will adopt FIN 47 by the end of fiscal 2006. We do not expect the adoption of FIN 47 to have a material effect on our results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of September 30, 2005, we had approximately $3.4 million in long-term debt and no short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2005, we held forward contracts to sell Japanese Yen with a total face value of $7.1 million and a total market value of $6.7 million and a total unrealized gain of approximately $400,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.  Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and 2004
(Amounts in Thousands, Except Share Amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,557	$16,368
Marketable securities	475	5,986
Trade receivables, less allowance for doubtful accounts of $270 and $271
in 2005 and 2004	42,165	52,307
Inventories	72,294	55,432
Income tax refund receivable	4	1,261
Prepaid expenses and other current assets	4,110	2,564
Deferred income taxes	9,655	10,851

Total current assets	135,260	144,769
Property, plant and equipment, net	35,558	29,203
Intangibles, less accumulated amortization of $1,579 and $1,030 in 2005 and 2004	7,146	6,857
Other assets	716	471

Total assets	$178,680	$181,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,153	$21,834
Accrued commissions	2,814	4,025
Accrued warranty	5,521	3,713
Accrued payroll and related benefits	7,469	5,147
Income taxes payable	750	2,984
Other accrued liabilities	3,663	1,808
Customer advances	995	2,277
Deferred profit	10,983	24,469
Long-term debt, due within one year	292	225

Total current liabilities	51,640	66,482
Long-term debt, due after one year	3,111	2,089
Deferred income taxes	3,508	2,886

Total liabilities	58,259	71,457

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
28,732,777 and 28,668,357 shares issued and outstanding in 2005 and 2004	49,853	49,222
Retained earnings	71,063	61,013
Accumulated other comprehensive loss	(495)	(392)

Total shareholders' equity	120,421	109,843

Total liabilities and shareholders' equity	$178,680	$181,300

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2005, 2004 and 2003
(Amounts in Thousands, Except Per Share Amounts)

	2005	2004	2003
Net sales	$190,373	$139,627	$117,048
Cost of sales	93,404	62,206	81,794

Gross profit	96,969	77,421	35,254

Operating expenses:
Selling, general and administrative	66,513	51,398	52,439
Research and development	19,742	15,147	18,084

Total operating expenses	86,255	66,545	70,523

Income (loss) from operations	10,714	10,876	(35,269)

Other income (expense):
Interest income	309	332	590
Interest expense	(122)	(148)	(205)
Other, net	3,606	(323)	211

Total other income (expense)	3,793	(139)	596

Income (loss) before income taxes	14,507	10,737	(34,673)
Income tax provision (benefit)	4,457	3,383	(13,522)

Net income (loss)	$10,050	$7,354	$(21,151)

Earnings (loss) per share:
Basic	$0.35	$0.26	$(0.74)

Diluted	$0.35	$0.25	$(0.74)

Weighted average common shares outstanding:
Basic	28,709	28,570	28,446
Diluted	29,086	29,066	28,446

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended September 30, 2005, 2004 and 2003
(Amounts in Thousands)

	Common Stock
	Number Of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2002	28,428	$47,376	$74,810	$(764)	$121,422
Net loss	--	--	(21,151)	--	(21,151)
Exercise of stock options	28	69	--	--	69
Other comprehensive income	--	--	--	337	337

Balance September 30, 2003	28,456	47,445	53,659	(427)	100,677
Net income	--	--	7,354	--	7,354
Exercise of stock options	212	1,218	--	--	1,218
Income tax effect of nonqualified
stock options	--	276	--	--	276
Compensation expense recognized under
employee stock option plans	--	283	--	--	283
Other comprehensive income	--	--	--	35	35

Balance September 30, 2004	28,668	49,222	61,013	(392)	109,843
Net income	--	--	10,050	--	10,050
Exercise of stock options	65	349	--	--	349
Income tax effect of nonqualified
stock options	--	29	--	--	29
Compensation expense recognized under
employee stock option plans	--	253	--	--	253
Other comprehensive loss	--	--	--	(103)	(103)

Balance September 30, 2005	28,733	$49,853	$71,063	$(495)	$120,421

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2005, 2004 and 2003
(Amounts in Thousands)

	2005	2004	2003
Operating activities:
Net income (loss)	$10,050	$7,354	$(21,151)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Non-cash inventory write-down and other charges	--	--	19,523
Loss on disposition of assets	116	618	229
Depreciation and amortization	7,237	5,606	8,304
Deferred income taxes	1,805	(3,384)	4,830
Income tax benefit of nonqualified stock options exercised	29	276	--
Compensation expense recognized under employee stock options plans	253	283	--
Change in:
Trade receivables	9,977	(34,630)	16,478
Inventories	(23,836)	(24,508)	(6,789)
Income tax refund receivable	1,257	19,782	(8,393)
Prepaid expenses and other current assets	(1,555)	(1,128)	376
Other assets	(250)	(25)	(159)
Accounts payable	(2,722)	8,790	(3,016)
Accrued commissions	(1,210)	2,303	(1,601)
Accrued warranty	1,811	(921)	(1,562)
Accrued payroll and related benefits	2,340	1,217	(2,055)
Income taxes payable	(2,230)	2,984	(180)
Other accrued liabilities	1,864	253	(78)
Customer advances	(1,277)	(1,080)	309
Deferred profit	(13,284)	19,120	(15,154)

Net cash provided by (used in) operating activities	(9,625)	2,910	(10,089)

Investing activities:
Purchases of marketable securities	(2,490)	(12,418)	(14,553)
Proceeds from sale and maturities of marketable securities	8,004	11,343	16,196
Purchases of property, plant and equipment	(6,429)	(8,568)	(1,262)
Increases in intangible assets	(1,206)	(1,358)	(1,479)
Proceeds from sale of property, plant and equipment	543	447	310

Net cash used in investing activities	(1,578)	(10,554)	(788)

Financing activities:
Proceeds from exercise of stock options	349	1,218	69
Repayments of line of credit and short-term debt	--	--	(53)
Borrowings under long-term debt	1,314	--	--
Repayments of long-term debt and capital leases	(225)	(236)	(634)

Net cash provided by (used in) financing activities	1,438	982	(618)

Effect of exchange rate changes on cash and cash equivalents	(46)	12	248

Net decrease in cash and cash equivalents	(9,811)	(6,650)	(11,247)
Cash and cash equivalents at beginning of year	16,368	23,018	34,265

Cash and cash equivalents at end of year	$6,557	$16,368	$23,018

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2005, 2004 and 2003
(Amounts in Thousands)

	2005	2004	2003
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$116	$149	$206
Income taxes	5,208	(15,900)	723
Supplemental disclosures of non-cash financing and investing activity:
Inventory transferred to equipment	$6,906	$1,354	$2,636

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30, 2005, 2004 and 2003
(Amounts in Thousands)

	2005	2004	2003
Net income (loss):	$10,050	$7,354	$(21,151)
Net gain (loss) on cash flow hedges	234	(56)	(61)
Unrealized gain (loss) on available-for-sale securities	6	(7)	(17)
Foreign currency translation adjustments	(343)	98	415

Total comprehensive income (loss)	$9,947	$7,389	$(20,814)

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.     Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool or the Company) designs, manufactures, installs and services highly-engineered equipment for use in the fabrication of semiconductor devices. The Company’s products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Semitool’s surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. The Company’s ECD systems are used for copper and gold plating for the IC’s internal wiring, or interconnects; solder and gold bumps for wafer level packaging applications; and other metals for various semiconductor and related applications. The Company’s products address critical applications within the semiconductor manufacturing process, and help enable its customers to manufacture more advanced semiconductor devices that feature higher levels of performance.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with the provision of the Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses reported as a separate component of accumulated other comprehensive loss (“OCI”). Realized gains and losses and declines in value of securities judged to be other than temporary are included in earnings.

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

Derivatives

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures. The Company uses cash flow hedge accounting in accordance with SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, the risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. For effective hedges, unrealized gains and losses are included in OCI. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of OCI and reported in earnings during the period in which hedge accounting no longer applies. At maturity or termination the gain or loss on the derivative is calculated and reported in earnings.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese Yen. Forward contracts used to hedge forecasted international sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the fiscal year ended September 30, 2005, the amount transferred from OCI to Other income (expense) was not material. The Company estimates that all $123,000 of net derivative gains, currently reported as a separate component of accumulated other comprehensive loss, will be reclassified into earnings within the next 12 months.

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

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the fiscal years ended September 30, 2005 and 2004.

Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. The Company periodically reviews its inventories to identify excess and obsolete inventories and to record such inventories at net realizable values. It is reasonably possible that the Company’s estimates of net realizable values could be revised in the near term due to technological and other changes.

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

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, are less than the carrying value of the asset.

Intangible Assets

Intangible assets include legal costs associated with obtaining patents. The cost of patents is amortized on a straight-line basis over seven years.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” which has been subsequently updated by Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. The Company’s product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until customer acceptance. If multiple elements exist, sales of existing products into existing customer environments are treated as such in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer.

Deferred profit included in our current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses.

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

Semitool Japan has the Yen as its functional currency and invoices its customers in Yen. All assets and liabilities of Semitool Japan are translated at year-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the year. Translation adjustments are reported as a separate component of accumulated other comprehensive loss. A transaction gain of $110,000 in 2005, and losses of $1,500 and $49,000 in 2004 and 2003 related to cash flow hedges and their underlying receivables are included in Other income (expense) in the Consolidated Statements of Operations.

Research and Development Costs

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with product development efforts. Costs of research and development are expensed as incurred.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 21, 2005, the SEC issued the final rule “Amendment to Rule 4-01(A) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which revised the effective date of SFAS No. 123(R) to the beginning of our next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS No.123(R) including the assessment of allowable option valuation methodologies and methods of transition. Were the Company to continue to value options using the Black-Scholes option pricing model, the impact of the adoption of this standard would result in approximately $300,000 of pretax stock compensation expense per quarter or $1.2 million per year.

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

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 in the first quarter of fiscal 2007. The Company will only be impacted by the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

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

For options granted at market value, the Company does not recognize an expense. However, for options granted at exercise prices below fair market value on the date of grant, the Company recognizes compensation expense and amortizes deferred stock-based compensation on the accelerated vesting method described in FASB Interpretation Number 28 over the vesting periods of the applicable stock options (normally five years). The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. See Note 9 for detailed assumptions used by the Company to compute the fair value of stock-based awards for purposes of pro forma disclosures under SFAS No. 123. Had compensation cost for the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts shown below (in thousands, except for per share amounts):

	2005	2004	2003
Net income (loss), as reported	$10,050	$7,354	$(21,151)
Add: Compensation expense recorded under APB No. 25,
net of related tax effects	175	194	--
Deduct: Total stock-based compensation expense
determined under fair value based method for all awards,
net of related tax effects	(843)	(841)	(712)

Pro forma net income (loss)	$9,382	$6,707	$(21,863)

Basic earnings (loss) per share:
As reported	$0.35	$0.26	$(0.74)
Pro forma	$0.33	$0.23	$(0.77)
Diluted earnings (loss) per share:
As reported	$0.35	$0.25	$(0.74)
Pro forma	$0.32	$0.23	$(0.77)

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	2005	2004	2003
Numerator:
Net income (loss) used for basic and diluted
earnings (loss) per share	$10,050	$7,354	$(21,151)

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	28,709	28,570	28,446
Effects of dilutive stock options	377	496	--

Denominator for diluted earnings (loss) per share	29,086	29,066	28,446

Diluted earnings (loss) per share excludes the effects of antidilutive stock options to purchase 403,350, 194,250 and 1,531,115 shares of common stock in fiscal 2005, 2004 and 2003, respectively.

    2.     Securities Available-For-Sale:

Securities available-for-sale consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
September 30, 2005:
U.S. government agencies	$--	$--	$--	$--
U.S. corporate obligations	--	--	--	--
Non-taxable municipal	865	--	--	865
Other	--	--	--	--

	$865	$--	$--	$865

September 30, 2004:
U.S. government agencies	$250	$--	$--	$250
U.S. corporate obligations	1,449	--	--	1,449
Non-taxable municipal	8,042	--	6	8,036
Other	--	--	--	--

	$9,741	$--	$6	$9,735

Cash and cash equivalents included investments in debt instruments and other securities of $390,000 and $3.7 million at September 30, 2005 and September 30, 2004, respectively.

Contractual maturities of short-term investments at September 30, 2005 and 2004 were all due in less than one year. Gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2005 and fiscal 2004. Semitool manages its cash equivalents and short-term investments as a single portfolio of highly liquid securities that is intended to be available to meet the Company’s current cash requirements.

    3.     Inventories:

Inventories at September 30, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Parts and raw materials	$37,165	$29,498
Work-in-process	26,057	19,368
Finished goods	9,072	6,566

	$72,294	$55,432

    4.     Property, Plant and Equipment:

Property, plant and equipment at September 30, 2005 and 2004 is summarized as follows (in thousands):

	2005	2004
Buildings and improvements	$23,332	$19,706
Machinery and equipment	35,633	28,644
Furniture, fixtures and leasehold improvements	8,947	8,876
Vehicles and aircraft	9,037	8,756

	76,949	65,982
Less accumulated depreciation and amortization	(45,491)	(40,882)

	31,458	25,100
Land and land improvements	4,100	4,103

	$35,558	$29,203

Depreciation expense was $6,694,000, $5,187,000 and $7,915,000 for fiscal 2005, 2004 and 2003, respectively.

    5.     Intangible Assets:

Amortization expense for intangible assets was $549,000, $418,000 and $717,000 for fiscal 2005, 2004 and 2003, respectively. Based on patent rights granted and recorded at September 30, 2005, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Year Ending September 30,	Total
2006	$603
2007	580
2008	552
2009	470
2010	325
Thereafter	256

Accumulated amortization was $1,579,000 and $1,030,000 at September 30, 2005 and 2004, respectively.

    6.     Note Payable to Bank:

On November 1, 2004, the Company entered into a $15 million Credit Agreement with a bank, with an expiration date of March 1, 2006. In the first quarter of fiscal 2006, the Company amended the Agreement to provide for up to $30 million and an expiration date of March 1, 2008. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime rate or LIBOR plus 2.25% per annum. The Agreement requires monthly interest payments only, until March 1, 2008, when the then outstanding principal balance is due and payable in full. The original Agreement provides for a non-utilization fee payable quarterly at a rate of 0.30% per annum on the average daily amount of the unused portion of the overall credit limit for each such year, and the amended Agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2006. Additionally, the Agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth, pre-tax profit and a maximum borrowing limit based upon total accounts receivable. At September 30, 2005 there were no advances outstanding on the Credit Agreement.

As a result of growing its business, the Company experienced negative cash flows from operating activities of $9.6 million for the year ended September 30, 2005. The Company experienced negative cash flows from operating activities of $10.1 million for the year ended September 30, 2003. Despite the negative cash flows from operating activities, the Company has been able to fulfill its working capital and capital expenditure needs due to available cash resources and maintaining adequate debt financing arrangements. The Company expects existing debt financing arrangements and cash flows generated from operating activities to be sufficient to fund operations at the current and projected levels in the future.

    7.     Long-Term Debt:

Long-term debt at September 30, 2005 and September 30, 2004 is summarized as follows (in thousands):

	2005	2004
Mortgage term note payable in monthly installments of
$23, including interest at a blended rate of 5.5%, maturing on
September 1, 2014. (A)	$1,886	$2,052
Mortgage term note payable to the Pennsylvania Industrial
Development Authority (PIDA) in monthly installments of $6,
including interest at 4.25%, maturing on December 1, 2008. (B)	203	262
Mortgage term note payable to the Raiffeisenbank Hallein
in monthly installments of EUR 11 (US $13),
including interest at 3.5%, maturing on March 5, 2016. (C)	1,314	--

	3,403	2,314
Less current portion	292	225

	$3,111	$2,089

(A)	The mortgage term notes payable are collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s Chairman and Chief Executive Officer.

(B)	The mortgage term note payable to PIDA is collateralized by a first lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and was previously subordinate to the mortgage, between Rhetech, Inc. and Wachovia Bank (formerly First Union National Bank). The mortgage term note payable to Wachovia Bank was collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. This mortgage term note payable to Wachovia Bank was paid in full during fiscal 2003. The net book value of assets pledged under the agreement was $2.0 million at September 30, 2005 and $1.9 million at September 30, 2004.

(C)	The mortgage term note payable to Raiffeisenbank Hallein provides for EUR 2,500,000 for the construction of a production and office building in Salzburg, Austria. At September 30, 2005, there were EUR 1,090,000 (US $1,314,000) of advances outstanding on the note payable. Payment amounts listed in the above table have been prorated to reflect the 44% draw-down on the loan, at September 30, 2005. The Company anticipates borrowing up to the full amount of the loan commitment and beginning April 5, 2006, principal and interest will be payable in monthly installments of EUR 25,000 (US $30,000). Interest only is payable through March 31, 2006, at 3-months EURIBOR +0.875%, rounded up to the full 1/8 percent. Interest is fixed at 3.5% from April 1, 2006 through March 31, 2011. From April 1, 2011, interest will be charged on the basis of 3-months EURIBOR +0.875%, rounded up to the full 1/8 percent, subject to quarterly adjustment, whereby the interest rate for the respective subsequent calendar quarter is set based on the EURIBOR of the first bank working day of the quarter. The note payable is collateralized by a lien on the premises in Salzburg, Austria upon which the production and office building resides.

Principal maturities for long-term debt at September 30, 2005, are summarized as follows (in thousands):

Year Ending September 30,	Notes Payable
2006	$292
2007	358
2008	381
2009	346
2010	345
Thereafter	1,681

$3,403

    8.     Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities and cash flow hedges, and foreign currency translation adjustments resulting from translating Semitool Japan’s financial statements from the Japanese Yen to the U.S. Dollar.

Accumulated other comprehensive loss at September 30, 2005 and 2004 consisted of the following components (in thousands):

	2005	2004
Unrealized loss on investments	$(3)	$(9)
Unrealized gain (loss) on derivative instruments qualifying as cash flow hedges	123	(111)
Cumulative translation adjustments	(615)	(272)

	$(495)	$(392)

    9.     Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan. Total profit sharing contribution cost for this plan was approximately $785,000, $735,000 and $820,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan with a United Kingdom insurance company as Trustee. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2005, 2004 and 2003 approximated $51,000, $44,000 and $45,000, respectively.

The Company’s other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

In February 2004, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 2004 Stock Option Plan (the Option Plan), replacing the Semitool, Inc. 1994 Stock Option Plan. The total shares reserved for issuance under the Option Plan are 3,300,000 at September 30, 2005. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The Option Plan also provides for automatic grants of nonqualified stock options to independent directors. The Option Plan will expire in February 2014 unless terminated earlier at the discretion of the Board of Directors. Options generally have a ten-year term.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the 1994 Option Plan). The total shares reserved for issuance under the 1994 Option Plan were 3,300,000. Options granted under the 1994 Option Plan generally became exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool could grant options that qualified as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The 1994 Option Plan also provided for automatic grants of nonqualified stock options to independent directors. Upon adoption of the Option Plan, no further options were granted under the 1994 Option Plan and it expired by its own terms in December 2004. Options generally had a ten-year term.

The following summary shows stock option activity for the three years ended September 30, 2005:

	2005		2004		2003
Stock Option Activity	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,634,925	$7.08	1,531,115	$6.64	1,396,235	$7.64
Granted	439,700	$8.21	370,500	$8.21	349,000	$4.06
Exercised	(64,420)	$5.42	(212,580)	$5.73	(28,100)	$2.44
Forfeited	(26,900)	$9.00	(54,110)	$7.66	(186,020)	$9.93

Outstanding, end of year	1,983,305	$7.36	1,634,925	$7.08	1,531,115	$6.64

Exercisable, end of year	1,078,105	$7.35	890,865	$7.18	896,627	$6.93

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004 and 2003, respectively: dividend yield of 0% for all years; expected volatility of 80.0% for all years; risk-free interest rates of 3.9%, 3.3% and 2.8%, respectively; and expected lives of 4.6, 4.6 and 4.8 years, respectively.

The Company granted a total of 286,500 stock-based awards during fiscal 2005 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $8.22 and $5.27, respectively. The Company granted a total of 153,200 stock-based awards during fiscal 2005 with exercise prices less than the market price of the stock on the grant date and recognized compensation expense of $253,000 on those options. The weighted-average exercise price and weighted-average fair value of these awards were $8.20 and $5.33, respectively. The Company did not grant stock-based awards during fiscal 2005 with exercise prices greater than the market price of the stock on the grant date.

The Company granted a total of 318,500 stock-based awards during fiscal 2004 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $8.76 and $5.66, respectively. The Company granted a total of 52,000 stock-based awards during fiscal 2004 with exercise prices less than the market price of the stock on the grant date and recognized compensation expense of $283,000 on those options. The weighted-average exercise price and weighted-average fair value of these awards were $4.84 and $5.77, respectively. The Company did not grant stock-based awards during fiscal 2004 with exercise prices greater than the market price of the stock on the grant date.

The Company granted a total of 13,000 stock-based awards during fiscal 2003 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $4.80 and $3.08, respectively. The Company granted a total of 336,000 stock-based awards during fiscal 2003 with exercise prices less than the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $4.03 and $2.58, respectively. The Company did not grant stock-based awards during fiscal 2003 with exercise prices greater than the market price of the stock on the grant date.

The following tables summarize information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(In years)
$ 3.28 - $ 4.88	434,180	$4.19	6.6	225,950	$4.20
$ 4.98 - $ 7.45	610,875	$6.79	5.0	458,750	$6.71
$ 7.50 - $11.25	881,500	$8.86	8.0	337,555	$9.17
$11.70 - $15.88	46,250	$13.22	5.6	45,350	$13.25
$19.19 - $19.25	10,500	$19.19	4.4	10,500	$19.19

	1,983,305	$7.36	6.7	1,078,105	$7.35

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $29,000 and $276,000 in fiscal 2005 and fiscal 2004, respectively, which were recorded as additional capital.

    10.    Other Income (Expense):

Other, net for fiscal 2005 includes a $2.9 million seed layer enhancement litigation settlement payment received from Novellus Systems, Inc. in October 2004. For fiscal 2003, Other, net includes proceeds received from a settlement in connection with a patent claim that the Company pursued against a German manufacturer of semiconductor equipment.

    11.    Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003
Federal:
Current	$244	$5,924	$(15,958)
Deferred	1,547	(3,091)	4,777
State:
Current	347	180	(2,345)
Deferred	168	(328)	124
Foreign:
Current	2,047	667	(29)
Deferred	104	31	(91)

	$4,457	$3,383	$(13,522)

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Domestic	$8,468	$7,402	$(34,636)
Foreign	6,039	3,335	(37)

	$14,507	$10,737	$(34,673)

The components of the deferred tax assets and liabilities as of September 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accrued warranty	$1,533	$1,214
Net operating loss carryforwards	283	655
Credit carryover	844	--
Deferred profit	4,395	7,463
Other accrued liabilities	1,431	980
Inventories	957	447
Other	212	92

Deferred tax assets	9,655	10,851

Deferred tax liabilities:
Depreciation and amortization	(3,498)	(2,886)
Other	(10)	--

Total deferred tax liabilities	(3,508)	(2,886)

Net deferred tax asset	$6,147	$7,965

Semitool has net operating loss carryforwards of approximately $14 million in various states. The losses expire in fiscal years 2007 through 2023. The Company estimates the tax effect of the net operating losses to be approximately $283,000. Semitool has a research and experimentation credit carryforward in the State of Montana of approximately $197,000, which will expire by fiscal year 2020. Semitool also has an Alternative Minimum Tax credit carryforward of approximately $647,000 that does not expire.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, were approximately $13.6 million at September 30, 2005. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

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

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Amount computed using the statutory rate	$5,077	$3,758	$(12,136)
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	291	127	(1,201)
Effect of foreign taxes	(151)	(202)	(133)
Research and experimentation credit	(1,033)	(409)	(643)
Meals and entertainment and other permanent items	313	368	141
Extraterritorial income exclusion	(574)	(777)	--
Subpart F income net of related foreign tax credit	542	271	--
Other, net	(8)	247	450

	$4,457	$3,383	$(13,522)

The Research and Experimentation Credit (Credit) expired on June 30, 2004. Legislation extending the Credit was not signed into law by September 30, 2004. Therefore, the Company was unable to recognize approximately $186,000 of the Credit generated in the fourth quarter of fiscal 2004. The Credit was recognized during the first quarter of fiscal 2005.

    12.    Related Party Transactions:

Semitool has agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, the Company’s Chairman and Chief Executive Officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $3,289,200, $2,933,600 and $2,094,000 for the years ended September 30, 2005, 2004 and 2003, respectively. The rental rate for fiscal 2006 will be approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month. In fiscal 2004, Semitool incurred $802,000 of leasehold improvements to leased aircraft. The improvements are being amortized over a three-year period, which represents the estimated useful life.

In December 2004, the Company sold a condominium located in Kalispell, Montana to Larry E. Murphy, its President and Chief Operating Officer, for $250,000 in cash. The condominium had previously been used to provide short-term housing to employees who were not located in the Kalispell area. The terms were negotiated with Mr. Murphy based on the estimated current market value of the condominium.

    13.    Commitments and Contingencies:

Operating Leases

The Company has various operating lease agreements for equipment and office space that expire through the year 2014. Total rent expense for the years ended September 30, 2005, 2004 and 2003, exclusive of amounts paid to a related party as described in Note 12, was approximately $1.8 million, $1.5 million and $1.9 million, respectively. At September 30, 2005, future rental payments under these agreements are as follows (in thousands):

Year Ending September 30,	Total
2006	$893
2007	489
2008	210
2009	66
2010	35
Thereafter	54

$1,747

Product Warranties

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

Changes in the Company’s accrued warranty liability, for fiscal 2005 and fiscal 2004, were as follows (in thousands):

	September 30,
	2005	2004
Accrued warranty balance, beginning of year	$3,713	$4,634
Accruals for new warranties issued during the year	9,567	5,526
Expirations and changes in estimates to pre-existing warranties	(1,032)	(2,209)
Warranty labor and materials provided during the year	(6,727)	(4,238)

Accrued warranty balance, end of year	$5,521	$3,713

With the exception of product warranties, the Company has not issued any guarantees or any indirect guarantee for the indebtedness of others.

Litigation

The Company is involved in legal proceedings that arise in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

    14.    Shareholders’ Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

    15.    Financial Instruments and Certain Concentrations:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument at September 30, 2005 and 2004 for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Marketable Securities — Marketable securities are marked-to-market at September 30, 2005 and September 30, 2004 to approximate fair value.

Long-Term Debt — The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 6.75% and 4.75% at September 30, 2005 and 2004, which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2005 and 2004 consisted of the following (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,557	$6,557	$16,368	$16,368
Marketable securities	475	475	5,986	5,986
Long-term debt	3,403	3,127	2,314	2,387

At September 30, 2005 and 2004, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $32.4 million and $34.8 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

    16.    Segments, Geographic Location and Major Customers:

The Company currently operates in one segment whose primary products perform cleaning and electroplating processes. The Company’s current product offerings qualify for aggregation under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” as its products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

Advanced Micro Devices accounted for 16.7% and 19.4% of net sales in fiscal 2005 and fiscal 2003, respectively. No customer accounted for over 10% of net sales in fiscal 2004.

Financial information by geographic location for 2005, 2004 and 2003 is summarized as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Net Sales, by customer location:
United States	$51,893	$67,299	$45,290
Germany	37,233	19,386	25,839
Europe, excluding Germany	17,442	16,351	10,862
Japan	24,363	11,433	8,308
Taiwan	43,199	12,499	16,295
Asia and Other, excluding Taiwan and Japan	16,243	12,659	10,454

	$190,373	$139,627	$117,048

Property, Plant and Equipment, Net:
United States	$28,399	$23,384	$19,843
United Kingdom	4,374	4,453	4,582
Other Countries	2,785	1,366	498

	$35,558	$29,203	$24,923

    17.    Inventory Write-Down and Other Charges:

In the fourth quarter of fiscal 2003, the Company wrote down $19.1 million in obsolete inventory and $384,000 in patents. The write-downs resulted primarily from a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform.

    18.    Subsequent Event:

On November 1, 2004, the Company entered into a $15 million Credit Agreement with a bank, which expires on March 1, 2006. In the first quarter of fiscal 2006, the Company amended the agreement to $30 million to expire on March 1, 2008. Borrowings are collateralized by certain assets of the Company and bear interest at the prime rate or LIBOR plus 2.25% per annum. The Credit Agreement contains financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth, pre-tax profit and a maximum borrowing limit based upon total accounts receivable. The Company had not borrowed any amounts under the Credit Agreement through September 30, 2005.

    19.    Quarterly Financial Data (Unaudited):

For each quarter of fiscal 2005 and 2004 (in thousands, except for per share amounts):

	Year Ended September 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$48,822	$46,336	$47,405	$47,810
Gross profit	$23,432	$24,067	$24,651	$24,819
Net income	$4,991	$2,489	$1,468	$1,102
Earnings per basic share	$0.17	$0.09	$0.05	$0.04
Earnings per diluted share	$0.17	$0.09	$0.05	$0.04

	Year Ended September 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$28,635	$34,606	$26,609	$49,777
Gross profit	$15,606	$22,321	$13,631	$25,863
Net income (loss)	$738	$4,110	$(1,754)	$4,260
Earnings (loss) per basic share	$0.03	$0.14	$(0.06)	$0.15
Earnings (loss) per diluted share	$0.03	$0.14	$(0.06)	$0.14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Semitool, Inc.:

We have completed an integrated audit of Semitool, Inc.‘s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A , that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Seattle, Washington
December 13, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Semitool conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting. The management of Semitool is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Semitool’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control —Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2005.

Management’s assessment of the effectiveness of Semitool’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)	Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Executive Officers and Directors

(a)	The information concerning our directors, our audit committee and our audit committee financial expert, is contained in our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	For information with respect to executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(c)	The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders under the caption “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2005:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securitie remaining available for future issuance under stock option plans
Equity compensation plans approved by
shareholders	1,983,305	$7.36	2,566,700

Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information on principal accounting fees and services required under this item is contained in our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders under the captions “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

The financial statements and report of independent registered public accounting firm listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets at September 30, 2005 and September 30, 2004

Consolidated Statements of Operations for the Years Ended September 30, 2005, September 30, 2004 and September 30, 2003

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2005, September 30, 2004 and September 30, 2003

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, September 30, 2004 and September 30, 2003

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2005, September 30, 2004 and September 30, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits:

(a)	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
3.1 3.8 3.9 3.2 (ii) 10.1 10.2/10.3 10.4 10.12 10.21 10.22 10.41 10.42 10.43 10.44 10.45 10.46 21.1 23.1 31.1 31.2 32.1 32.2
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
Employment Agreement between Larry A. Viano and the Company dated June 1, 2003 (5) *
Employment Agreement between Timothy C. Dodkin and the Company dated June 30, 2003 (5) *
Employment Agreement between Larry Murphy and the Company dated April 20, 2004 (6) *
Aircraft lease agreement, dated August 22, 2004, between the Company and EAGLE III LLC. (7)
Credit Agreement, dated as of November 1, 2004, between the Company and
     Wells Fargo HSBC Trade Bank, N.A. (7)
Loan Agreement, dated May 17, 2005, between Raiffeisenbank Hallein and
     Semitool Austria, GmbH (8)
Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the identically numbered exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 1998.

(3)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2000.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2004.

(5)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2003.

(6)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2004.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2004.

(8)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2005.

* Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits. The Exhibits listed in Item 15(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2005	SEMITOOL, INC. By: /s/Raymon F. Thompson —————————————— Raymon F. Thompson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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

/s/Steven C. Stahlberg
Steven C. Stahlberg

Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)

           Director

           Director

           Director

Director and Executive Vice President

           Director

           Director

	Director	December 13, 2005 December 13, 2005 December 13, 2005 December 13, 2005 December 13, 2005 December 13, 2005 December 13, 2005 December 13, 2005 December 13, 2005

SEMITOOL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2005, 2004 and 2003
(Amounts in Thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended September 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$271	$--	$--	$1	$270
Inventory allowance	645	662	--	200	1,107
Year ended September 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	319	--	--	48	271
Inventory allowance	--	675	--	30	645
Year ended September 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	394	--	--	75	319
Inventory allowance	6,739	--	--	6,739	--