Form 10-Q
period 2005-12-31
SEMITOOL INC
filed 2006-02-09
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                         (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of January 28, 2006 31,768,537

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2005 and September 30, 2005

Condensed Consolidated Statements of Income for the three months ended December 31, 2005 and
    December 31, 2004

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and
    December 31, 2004

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended
    December 31, 2005 and December 31, 2004

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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$28,685	$6,557
Marketable securities	--	475
Trade receivables, less allowance for doubtful accounts of $270 in both periods	52,791	42,165
Inventories	80,199	72,294
Prepaid expenses and other current assets	3,959	4,114
Deferred income taxes	10,114	9,655

Total current assets	175,748	135,260
Property, plant and equipment, net	36,572	35,558
Intangibles, less accumulated amortization of $1,731 and $1,579 in 2006 and 2005	7,212	7,146
Other assets, net	908	716

Total assets	$220,440	$178,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank	$7,739	$--
Accounts payable	22,629	19,153
Accrued commissions	2,668	2,814
Accrued warranty	5,744	5,521
Accrued payroll and related benefits	6,628	7,469
Income taxes payable	750	750
Other accrued liabilities	3,000	3,663
Customer advances	3,672	995
Deferred profit	10,839	10,983
Long-term debt, due within one year	294	292

Total current liabilities	63,963	51,640
Long-term debt, due after one year	4,340	3,111
Deferred income taxes	3,333	3,508

Total liabilities	71,636	58,259

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
31,748,777 and 28,732,777 shares issued and outstanding in 2006 and 2005	78,295	49,853
Retained earnings	71,126	71,063
Accumulated other comprehensive loss	(617)	(495)

Total shareholders' equity	148,804	120,421

Total liabilities and shareholders' equity	$220,440	$178,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended December 31,
	2005	2004
Net Sales	$55,289	$48,822
Cost of sales	31,281	25,390

Gross profit	24,008	23,432

Operating expenses:
Selling, general and administrative	18,079	15,343
Research and development	5,767	4,247

Total operating expenses	23,846	19,590

Income from operations	162	3,842
Other income (expense), net	(64)	3,330

Income before income taxes	98	7,172
Income tax provision	35	2,181

Net income	$63	$4,991

Earnings per share:
Basic	$0.00	$0.17

Diluted	$0.00	$0.17

Weighted average common shares outstanding:
Basic	29,048	28,682

Diluted	29,339	29,011

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2005	2004
Operating activities:
Net income	$63	$4,991
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposition of assets	(9)	78
Depreciation and amortization	2,191	1,586
Deferred income taxes	(649)	(295)
Compensation expense recognized under employee stock option plans	346	65
Change in:
Trade receivables	(10,899)	7,704
Inventories	(8,603)	(4,453)
Prepaid expenses and other current assets	148	75
Other assets, net	(196)	(306)
Accounts payable	3,729	(3,359)
Accrued commissions	(144)	(927)
Accrued warranty	233	578
Accrued payroll and related benefits	(810)	625
Income taxes payable	6	720
Other accrued liabilities	(645)	1,729
Customer advances	2,693	(1,067)
Deferred profit	(38)	(9,841)

Net cash used in operating activities	(12,584)	(2,097)

Investing activities:
Purchases of marketable securities	--	(1,326)
Proceeds from sale and maturities of marketable securities	475	2,385
Purchases of property, plant and equipment	(2,557)	(889)
Increases in intangible assets	(218)	(429)
Proceeds from sale of property, plant and equipment	80	257

Net cash used in investing activities	(2,220)	(2)

Financing activities:
Net proceeds from stock offering	28,004	--
Proceeds from exercise of stock options	92	141
Borrowings under line of credit and short-term debt	23,298	--
Repayments of line of credit and short-term debt	(15,560)	--
Borrowings under long-term debt	1,289	--
Repayments of long-term debt	(58)	(55)

Net cash provided by financing activities	37,065	86

Effect of exchange rate changes on cash and cash equivalents	(133)	20

Net increase (decrease) in cash and cash equivalents	22,128	(1,993)
Cash and cash equivalents at beginning of period	6,557	16,368

Cash and cash equivalents at end of period	$28,685	$14,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2005	2004
Net income	$63	$4,991
Net gain (loss) on cash flow hedges	31	(119)
Unrealized gain on available-for-sale securities	--	3
Foreign currency translation adjustments	(153)	278

Total comprehensive income (loss)	$(59)	$5,153

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Semitool, Inc. (the Company) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2005 previously filed with the SEC on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s consolidated financial position as of December 31, 2005, the consolidated results of operations for the three month periods ended December 31, 2005 and 2004, and the consolidated cash flows for the three month periods ended December 31, 2005 and 2004. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

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

Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

The Company’s condensed consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Semitool has only one reportable segment.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted SFAS No. 123(R) effective October 1, 2005. For more information on stock-based compensation costs during the three months ended December 31, 2005, refer to the discussion of Stock-Based Compensation below.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 151 effective October 1, 2005. The adoption of SFAS No. 151 did not have a material effect on its results of operations or financial condition.

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 in the first quarter of fiscal 2007. The Company will only be impacted by the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

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

Stock-Based Compensation

The 2004 Stock Option Plan
In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the Option Plan), replacing the Semitool, Inc. 1994 Stock Option Plan. The total shares reserved for issuance under the Option Plan are 3,300,000 at December 31, 2005. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date, and have a requisite service period of five years. The Company may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. Options generally have a ten-year term. Option exercises are settled with newly issued common shares.

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense, amortized on a straight-line basis, over the requisite service period of the individual grants, which generally equals the vesting period.

Prior to the adoption of SFAS No. 123(R)
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 (SFAS No. 148) “Accounting for Stock-Based Compensation Transition and Disclosure.” APB No. 25 provided that compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options granted. Compensation expense was recognized in the statement of income in the case where the stock options were granted at exercise prices below fair market value on the date of grant. The Company amortized deferred stock-based compensation cost on the accelerated vesting method described in FASB Interpretation Number 28 over the vesting periods of the applicable stock options (normally five years). If the stock options were granted at market value, no compensation expense was recorded. SFAS No. 123 provided for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free rate over the expected life of the option. SFAS No. 123 required entities that continued to use the intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used. The pro forma information for the three months ended December 31, 2004 was as follows:

Three Months Ended December 31, 2004
Net income, as reported	$4,991
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	45
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(210)

Pro forma net income	$4,826

Basic earnings per share:
As reported	$0.17
Pro forma	$0.17
Diluted earnings per share:
As reported	$0.17
Pro forma	$0.17

Impact of the adoption of SFAS No. 123(R)
The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). As a result, our statement of income as of December 31, 2005 reflects compensation cost for new stock options granted under the Option Plan during the first quarter of fiscal 2006 and the unvested portion of previous stock option grants which vested during the first quarter of fiscal 2006. Total compensation cost recorded in the first quarter of fiscal 2006 was $346,000 pre tax, or $221,000 after tax, an impact of approximately $0.01 per basic and $0.01 per diluted share. As of December 31, 2005, $3.43 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used in the Black-Scholes model are presented below:

	Three Months Ended December 31,
	2005	2004
Expected stock price volatility	59.6%	80.0%
Risk-free interest rate	4.3%	3.5%
Dividend yield	--	--
Expected life of options (in years)	5.2	5.0

A summary of our option activity for the first quarter of fiscal 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2005	1,983	$7.36	--	--
Options granted	56	7.91	--	--
Options exercised	(16)	5.72	--	--

Outstanding at December 31, 2005	2,023	$7.39	6.5	$7,060

Exercisable at December 31, 2005	1,135	$7.38	4.9	$3,973

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the first quarter of fiscal 2006 was $4.40 per share and for options granted in the first quarter of fiscal 2005 was $5.19 per share. The total intrinsic value of options exercised during the first quarter of fiscal 2006 was $69,000 and during the first quarter of fiscal 2005 was $101,000.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended December 31,
	2005	2004
Numerator:
Net income used for basic and
diluted earnings per share	$63	$4,991

Denominator:
Weighted average common shares used for
basic earnings per share	29,048	28,682
Effect of dilutive stock options	291	329

Denominator for diluted earnings per share	29,339	29,011

Diluted earnings per share excludes the effects of antidilutive stock options of 312,300 and 480,025 for the three months ended December 31, 2005 and 2004, respectively.

Shareholders’ Equity

In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $28.0 million in net cash proceeds.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	December 31, 2005	September 30, 2005
Parts and raw materials	$40,190	$37,165
Work-in-process	33,892	26,057
Finished goods	6,117	9,072

	$80,199	$72,294

For the three months ended December 31, 2005 and 2004, a net $570,000 and $768,000, respectively, of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 3.  Guarantees

The Company, in its Articles of Incorporation, has indemnified its officers and the members of its Board of Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred in such capacity as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the officers or directors are sued.

The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers. The Company has not made any indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on its business, financial condition, results of operations or cash flows.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Accrued warranty balance, beginning of period	$5,521	$3,713
Accruals for new warranties issued during the period	2,991	2,263
Expirations and changes in estimates to pre-existing warranties	(295)	(642)
Warranty labor and materials provided during the period	(2,473)	(1,026)

Accrued warranty balance, end of period	$5,744	$4,308

Note 4.  Contingencies

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

Note 6.  Income Taxes

The Company’s estimated effective tax rate is approximately 36% for fiscal 2006. The Company’s recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Research Credit (Credit), which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, the Company was unable to recognize the Credit in fiscal 2004. The effective full-year tax rate for fiscal 2005 was approximately 31%.

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
  the expectation of lower warranty expense on the Raider platform;
  the sufficiency of funds and sources of liquidity;
  estimates of capital expenditures;
  the level of research and development expenditures;
  the ability to finance activities;
  our expected effective tax rate;
  accounting policies and estimates; and
  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2005. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three month period ended December 31, 2005.

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

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses and profitability in managing our business. In addition to these financial measures found in our condensed consolidated financial statements, we also use bookings, backlog, shipments and deferred revenue as key performance indicators. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of undelivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next 12 months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output. Deferred revenue primarily represents tool shipments for which we are awaiting final customer acceptance.

A summary of key factors which impacted our financial performance during the first quarter includes:

  First quarter fiscal 2006 bookings were $65.5 million.

  Shipments in the first quarter of fiscal 2006 were $51.9 million.

  Deferred revenue at December 31, 2005 was $18.9 million.

  Net income was $63,000 on revenues of $55.3 million during the first quarter of fiscal 2006 compared to net income of $5.0 million on revenues of $48.8 million in the first quarter of fiscal 2005. First quarter fiscal 2005 net income included a $2.9 million pretax litigation settlement payment from Novellus Systems, Inc.

  Our gross margin was 43.4% of net sales, down from the 48.0% gross margin we reported in the first quarter of fiscal 2005. The fiscal 2006 margin was adversely impacted by up-front investments on selected tool installations with first-time customers for new applications.

  Cash, cash equivalents and marketable securities were $28.7 million at December 31, 2005, an increase of $21.7 million from $7.0 million at September 30, 2005 as a result of an equity offering in the first quarter of fiscal 2006.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended
	December 31, 2005	December 31, 2004
Net sales	100.0%	100.0%
Cost of sales	56.6	52.0

Gross Profit	43.4	48.0

Operating expenses:
Selling, general and administrative	32.7	31.4
Research and development	10.4	8.7

Total operating expenses	43.1	40.1

Income from operations	0.3	7.9
Other income (expense), net	(0.1)	6.8

Income before income taxes	0.2	14.7
Income tax provision	0.1	4.5

Net income	0.1%	10.2%

First Quarter of Fiscal 2006 Compared with First Quarter of Fiscal 2005

Net Sales

	Three Months Ended
	December 31, 2005	December 31, 2004
	(In thousands)
Net sales	$55,289	$48,822

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

Net sales increased $6.5 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. In general, business activity levels have increased in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Revenue from shipments increased 103% in the first quarter of fiscal 2006 while revenue from tool acceptances during the quarter decreased approximately 37% over the comparable period of fiscal 2005. Shipment levels increased 67% from $31.1 million in the first quarter of fiscal 2005 to $51.9 million in the first quarter of fiscal 2006 with a greater number of Raiders being shipped into customer environments in which we have already successfully installed or gained acceptance of our tools, allowing us to recognize equipment revenue at the time of shipment while deferring revenues related to installation. Revenue from acceptances was favorably impacted in fiscal 2005 by final customer acceptance of our products at multiple customer locations in Asia, including Japan. These tools were new tools shipped into new customer environments and had been fully deferred under our revenue recognition policy. Revenue from both shipments and acceptances was weighted toward our Raider platform.

Geographically, our sales mix continues to be weighted toward Asia. This corresponds to the overall industry trend toward stronger Asian markets.

Gross Profit

	Three Months Ended
	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Gross Profit	$24,008	$23,432
Percentage of net sales	43.4%	48.0%

Gross profit increased $576,000 or 2.5% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percentage of net sales, gross profit declined 4.6 percentage points to 43.4% in the first quarter of fiscal 2006 from 48.0% in the same period of fiscal 2005.

Gross profit increased from the comparative period in absolute dollar terms because of higher sales volumes. The gross margin percentage in the first quarter of fiscal 2006 was negatively impacted by approximately four percentage points due to up-front investments on selected tool installations for first-time customer use of new applications. Increased warranty and installation costs also reduced the gross margin percentage by one percentage point. Our product mix continues to be weighted toward our Raider platform tools. While we expect warranty expense on the Raider platform to be lower than the prior platform for our automated plating and cleaning tools, warranty rates are higher on the more advanced tool lines than on our less complex batch tools.

Selling, General and Administrative

	Three Months Ended
	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Selling, general and administrative	$18,079	$15,343
Percentage of net sales	32.7%	31.4%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses increased $2.7 million in absolute dollars in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 and increased to 32.7% of net sales from 31.4% of net sales in fiscal 2005.

Employment costs increased $1.8 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 as we increased staff to support expanded business activity and because of merit adjustments. Travel and other expenses related to increased business activity and customer support also increased. Commission expense, primarily related to increased sales activity in Asia, increased by approximately $400,000 in the quarterly comparison. Professional fees increased by approximately $250,000 in the quarterly comparison because of on-going expense to comply with the Sarbanes-Oxley Act of 2002. Legal fees declined approximately 75%, as we concluded our plaintiff litigation related to seed layer enhancement in the first quarter of fiscal 2005.

Research and Development

	Three Months Ended
	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Research and development	$5,767	$4,247
Percentage of net sales	10.4%	8.7%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $1.5 million in absolute dollars in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 and increased to 10.4% of net sales from 8.7% of net sales.

In the first quarter of fiscal 2006, prototype expense increased approximately $660,000 when compared to the first quarter of fiscal 2005 as prototype expense returned to more historical levels. In fiscal 2005, prototype expense was at lower levels than in the past because we focused our development efforts on meeting new customer requirements for the Raider platform. Depreciation expense increased by almost $500,000 in the quarterly comparison as we replaced older technology tools in our demonstration laboratories with Raider platform tools. Employment costs increased related to increased staffing levels and merit adjustments in the first quarter of fiscal 2006. Other expenses have increased as a result of increased business activity.

Our research and development expense has fluctuated from quarter-to-quarter in the past. We expect such fluctuations to continue in the future, both in absolute dollars and as a percentage of net sales, primarily due to the timing of expenditures and fluctuations in the level of net sales in a given quarter. We expect to continue to fund research and development expenditures with a multi-year perspective and are committed to technology leadership in our sector of the semiconductor equipment industry.

Other Income (Expense), Net

	Three Months Ended
	December 31, 2005	December 31, 2004
	(In thousands)
Interest income	$41	$71
Interest expense	(108)	(33)
Foreign exchange gain (loss)	(51)	260
Other	54	3,032

Total other income (expense), net	$(64)	$3,330

Net other income (expense) decreased by approximately $3.4 million in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005 primarily because the first quarter of fiscal 2005 included a seed layer enhancement litigation settlement payment of $2.9 million from Novellus Systems, Inc. in October 2004. We also reported a foreign exchange loss in the first quarter of fiscal 2006 as compared with a $260,000 exchange gain in the first quarter of fiscal 2005. Both the foreign exchange gain and loss reflect the fluctuating value of the Yen. We began utilizing our bank line of credit in the first quarter of fiscal 2006, increasing our interest expense by $75,000.

Income Taxes

	Three Months Ended
	December 31, 2005	December 31, 2004
	(In thousands)
Income tax provision	$35	$2,181

Our effective tax rate was approximately 36% and 30% for the three months ended December 31, 2005 and December 31, 2004, respectively. The effective tax rate in the first quarter of fiscal 2006 was higher compared to the rate used for fiscal 2005 because the Research Credit (Credit) expired in December 2005. Congress is currently discussing the extension and/or revision of the Credit. As of December 31, 2005, no law has been passed. The Company’s recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Credit, which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, the Company was unable to recognize the Credit in fiscal 2004. The Company’s estimated effective full-year tax rate for fiscal 2006 is approximately 36%. The effective full-year tax rate for fiscal 2005 was approximately 31%. Our fiscal year 2006 tax rate is higher due to the aforementioned expiration of the federal research credit as well as the expensing of stock-based awards in accordance with SFAS No. 123(R) and the limited deductibility of those awards in some jurisdictions which have the effect of increasing our effective tax rate for fiscal year 2006. Our effective tax rate reflects the underlying profitability of the Company, the regions where income and expenses are recorded and the respective tax rates imposed. Our effective tax rate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for the Credit (through the expiration in December 2005), and our expectations of earnings from operations in lower-tax jurisdictions throughout the world.

Backlog and Deferred Revenue

	December 31, 2005	December 31, 2004
	(Dollars in millions)
Backlog	$74.8	$48.6
Percentage change in backlog year-over-year	53.9%	52.4%
Deferred revenue	$18.9	$26.4
Percentage change in deferred revenue year-over-year	(28.4)%	207.0%

Approximately 68% of our current backlog is for tools on the Raider platform. Deferred revenue decreased $7.5 million at December 31, 2005 as compared with December 31, 2004 primarily because of increased shipments of Raiders into existing customer environments where Raiders have been previously installed or accepted in accordance with our revenue recognition policy. Current deferrals include all or a part of 25 Raiders at December 31, 2005 as compared with 14 Raiders at December 31, 2004; however, the fiscal year 2005 figure includes a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

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

Stock-Based Compensation

Through fiscal 2005, we accounted for our stock option plans using the intrinsic value method. Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. Total compensation cost for our stock plans in the first quarter of fiscal 2006 was approximately $346,000.

Liquidity and Capital Resources

In the first quarter of fiscal 2006, cash used by operating activities was $12.6 million. The primary use of cash in the first quarter of fiscal 2006 was a $10.9 million increase in Trade Receivables related to the timing of tool shipments. Inventories increased $8.6 million. Work-in-Process contained five substantially complete tools totaling $5.2 million, three of which were shipped in January 2006. Net of the $5.2 million, inventories, primarily Work-in-Process and Raw Materials, have grown to support current and expected shipment volumes. The primary sources of cash from operations in the first quarter of fiscal 2006 were a $2.7 million increase in Customer Advances and a $3.7 million increase in Accounts Payable.

Investing activities in the first quarter of fiscal 2006 included $2.6 million in purchases of factory equipment and other property and the construction of a new facility in Austria. Investing activities also included net cash proceeds of $475,000 from the sale of marketable securities. We invested an additional net $570,000 in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested $218,000 in our patent portfolio.

Financing activities consisted primarily of $28.0 million in cash proceeds from an equity offering of three million shares of common stock in December, net borrowings on our bank line of credit of $7.7 million, borrowings under long-term debt of $1.3 million for a new facility being constructed in Austria and $92,000 from the exercise of stock options.

In the first quarter of fiscal 2005, cash used by operating activities was $2.1 million. Inventories grew $4.5 million, primarily in Work-in-Process inventory, as we prepared to meet customer delivery dates in the second fiscal quarter. In addition to the growth in inventories, we also reduced our Accounts Payable balance by $3.4 million. Deferred Profit decreased because several Raider and other high value tools were accepted by customers during the quarter. The decline in Trade Receivables, partially offsetting the uses of cash described above, reflects both cash collections on prior period shipments and a slower shipments quarter in the first quarter of fiscal 2005. Other sources of cash during the quarter included net income of almost $5.0 million and an increase in Other Accrued Liabilities of $1.7 million.

Investing activities in the first quarter of fiscal 2005 included $900,000 in purchases of factory equipment, primarily tools built in-house for our own laboratories, and net cash proceeds of $1.1 million from the sale of marketable securities.

Financing activities in the first quarter of fiscal 2005 consisted primarily of cash received from stock option exercises of $141,000 offset by long-term debt repayments of $55,000.

As of December 31, 2005, our principal sources of liquidity consisted of approximately $28.7 million of cash and cash equivalents and $22.3 million available under our $30 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate or, at our option, LIBOR plus 2.25%. As of December 31, 2005, the prime lending rate was 7.25%. The revolving credit line expires on March 1, 2008. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial ratios. We are in compliance with our debt covenants. We are currently in negotiations with the bank for a long-term loan to finance the acquisition of additional manufacturing facilities in the Kalispell area.

As a result of growing our business, we used cash in operating activities of $12.6 million in the first quarter of fiscal 2006 and of $9.6 million for the year ended September 30, 2005. Despite the use of cash from operating activities, we have been able to fulfill our working capital and capital expenditure needs through issuances of equity securities and debt financing arrangements.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2006 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $10.0 million and $12.0 million during fiscal 2006. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

Revenue Recognition.  Revenue recognition is significant because revenue is a key component of our results of operations. We recognize revenue under the guidance for Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until customer acceptance. If multiple elements exist, sales of existing products into existing customer environments are treated as such in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in Deferred Profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer. Unearned revenue from service contract agreements is included in Customer Advances in the current liabilities section of the condensed consolidated balance sheets.

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

Inventories.  Inventories are valued at the lower of cost or market on a first-in, first-out basis. Accordingly, we write down the carrying value of inventories for estimated obsolescence and future marketability. On a quarterly basis, we compare historical and projected sales and usage of raw materials and parts and our assumptions about future use of raw materials, parts and finished goods with our forecast, market demand and industry conditions to determine potential obsolescence or whether the inventory on hand represents excess quantities. As a result of our analysis, we record reserves impacting Cost of Sales, if appropriate. These reserves are subject to management judgment and if actual future demand or market conditions are less favorable than those projected by us, additional inventory valuation write-downs may be required.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Statements of Income. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of peer companies in our industry ranges between approximately 55 and 135 days.

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

Stock-Based Compensation.  In fiscal 2006, we adopted SFAS No. 123(R) using the modified prospective application method and began accounting for stock-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock options, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). We estimate stock price volatility based on a blended rate of historical volatility and the implied volatility derived from traded options on our stock. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting that were granted after fiscal 2005, we recognize compensation expense using the straight-line amortization method.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) generally requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123(R) effective October 1, 2005. For more information on stock-based compensation costs during the three months ended December 31, 2005, refer to the discussion of Stock-Based Compensation above.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we adopted SFAS No. 151 effective October 1, 2005. The adoption of SFAS No. 151 did not have a material effect on our results of operations or financial condition.

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 154 in the first quarter of fiscal 2007. We will only be impacted by the adoption of SFAS No. 154 if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

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

As of December 31, 2005, we had approximately $4.6 million in long-term debt and $7.7 million in variable rate short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At December 31, 2005, we held forward contracts to sell Japanese Yen with a total face value of $8.0 million and a total market value of $7.4 million and an unrealized gain of approximately $600,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Semitool conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2005.

Item 6.   Exhibits

      Exhibits

31.1 31.2 32.1 32.2 10.47 10.48 10.49	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
First Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the
     Company, dated December 6, 2005
Executive Bonus Plan between Larry Murphy and the Company, dated October 1, 2005 (1)
Placement Agency Agreement, dated December 15, 2005, by and among the Company,
Raymon F. Thompson and Needham & Company, LLC. (2)

(1)     Incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, date of report October 1, 2005.

(2)     Incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, date of report December 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)