Form 10-Q
period 2006-03-31
SEMITOOL INC
filed 2006-05-09
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                  (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of April 30, 2006 31,899,356

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 4. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2006 and September 30, 2005

Condensed Consolidated Statements of Income for the three and six months ended March 31, 2006 and
    March 31, 2005

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and
    March 31, 2005

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended
    March 31, 2006 and March 31, 2005

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

Submission of Matters to a Vote of Security Holders

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share Amounts)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,539	$6,557
Marketable securities	--	475
Trade receivables, less allowance for doubtful accounts of $270 in both periods	62,087	42,165
Inventories	83,419	72,294
Prepaid expenses and other current assets	2,677	4,114
Deferred income taxes	10,424	9,655

Total current assets	181,146	135,260
Property, plant and equipment, net	40,357	35,558
Intangibles, less accumulated amortization of $1,892 and $1,579 in 2006 and 2005	8,379	7,146
Other assets, net	1,304	716

Total assets	$231,186	$178,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank	$12,520	$--
Accounts payable	20,002	19,153
Accrued commissions	2,018	2,814
Accrued warranty	6,701	5,521
Accrued payroll and related benefits	7,412	7,469
Income taxes payable	733	750
Other accrued liabilities	3,267	3,663
Customer advances	4,658	995
Deferred profit	12,487	10,983
Long-term debt, due within one year	469	292

Total current liabilities	70,267	51,640
Long-term debt, due after one year	4,179	3,111
Deferred income taxes	3,208	3,508

Total liabilities	77,654	58,259

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
31,898,956 and 28,732,777 shares issued and outstanding in 2006 and 2005	79,623	49,853
Retained earnings	74,684	71,063
Accumulated other comprehensive loss	(775)	(495)

Total shareholders' equity	153,532	120,421

Total liabilities and shareholders' equity	$231,186	$178,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales	$63,824	$46,336	$119,113	$95,158
Cost of sales	33,515	22,269	64,796	47,659

Gross profit	30,309	24,067	54,317	47,499

Operating expenses:
Selling, general and administrative	17,997	15,067	36,076	30,410
Research and development	6,295	5,021	12,062	9,268

Total operating expenses	24,292	20,088	48,138	39,678

Income from operations	6,017	3,979	6,179	7,821
Other income (expense), net	(458)	(265)	(522)	3,065

Income before income taxes	5,559	3,714	5,657	10,886
Income tax provision	2,001	1,225	2,036	3,406

Net income	$3,558	$2,489	$3,621	$7,480

Earnings per share:
Basic	$0.11	$0.09	$0.12	$0.26

Diluted	$0.11	$0.09	$0.12	$0.26

Weighted average common shares outstanding:
Basic	31,849	28,706	30,433	28,694

Diluted	32,338	29,157	30,810	29,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2006	2005
Operating activities:
Net income	$3,621	$7,480
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	5	38
Depreciation and amortization	4,584	3,375
Deferred income taxes	(1,083)	407
Compensation expense recognized under employee stock option plans	659	139
Change in:
Trade receivables	(21,201)	10,728
Inventories	(12,972)	(6,032)
Prepaid expenses and other current assets	1,424	1,597
Other assets, net	(592)	(60)
Accounts payable	1,050	(2,889)
Accrued commissions	(794)	(2,110)
Accrued warranty	1,188	1,730
Accrued payroll and related benefits	(28)	1,109
Income taxes payable	(11)	(1,221)
Other accrued liabilities	(376)	1,180
Customer advances	3,666	(1,616)
Deferred profit	1,593	(10,041)

Net cash provided by (used in) operating activities	(19,267)	3,814

Investing activities:
Purchases of marketable securities	--	(2,420)
Proceeds from sale and maturities of marketable securities	475	4,663
Purchases of property, plant and equipment	(7,455)	(2,249)
Increases in intangible assets	(642)	(667)
Proceeds from sale of property, plant and equipment	86	516

Net cash used in investing activities	(7,536)	(157)

Financing activities:
Net proceeds from stock offering	27,974	--
Proceeds from exercise of stock options	1,137	211
Borrowings under line of credit and short-term debt	61,646	--
Repayments of line of credit and short-term debt	(49,126)	--
Borrowings under long-term debt	1,362	--
Repayments of long-term debt	(117)	(110)

Net cash provided by financing activities	42,876	101

Effect of exchange rate changes on cash and cash equivalents	(91)	115

Net increase in cash and cash equivalents	15,982	3,873
Cash and cash equivalents at beginning of period	6,557	16,368

Cash and cash equivalents at end of period	$22,539	$20,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income	$3,558	$2,489	$3,621	$7,480
Net gain (loss) on cash flow hedges	(171)	303	(140)	184
Unrealized gain on available-for-sale securities	--	--	--	3
Foreign currency translation adjustments	13	(282)	(140)	(4)

Total comprehensive income	$3,400	$2,510	$3,341	$7,663

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2006, the condensed consolidated results of operations for the three and six month periods ended March 31, 2006 and 2005, and the condensed consolidated cash flows for the six month periods ended March 31, 2006 and 2005. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Routinely, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, stock-based compensation, investments, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held in Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date until additional guidance was issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. In November 2005, the FASB Staff issued FSP FASB Statement 115-1, which amends FASB Statement No. 115 and addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted these standards as of January 1, 2006 and their adoption has not had a significant impact on the Company’s results of operations or financial position.

Stock-Based Compensation

The 2004 Stock Option Plan
In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the Option Plan), replacing the Semitool, Inc. 1994 Stock Option Plan. The total shares reserved for issuance under the Option Plan are 3,300,000 at March 31, 2006. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date, and have a requisite service period of five years. The Company may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. Options generally have a ten-year term. Option exercises are settled with newly issued common shares.

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

Prior to the adoption of SFAS No. 123(R)
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 (SFAS No. 148) “Accounting for Stock-Based Compensation Transition and Disclosure.” APB No. 25 provided that compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options granted. Compensation expense was recognized in the statement of income in the case where the stock options were granted at exercise prices below fair market value on the date of grant. The Company amortized deferred stock-based compensation cost on the accelerated vesting method described in FASB Interpretation Number 28 over the vesting periods of the applicable stock options (normally five years). If the stock options were granted at market value, no compensation expense was recorded. SFAS No. 123 provided for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free rate over the expected life of the option. SFAS No. 123 required entities that continued to use the intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used. The pro forma information for the three and six months ended March 31, 2005 was as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$2,489	$7,480
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	50	95
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(183)	(393)

Pro forma net income	$2,356	$7,182

Basic earnings per share:
As reported	$0.09	$0.26
Pro forma	$0.08	$0.25
Diluted earnings per share:
As reported	$0.09	$0.26
Pro forma	$0.08	$0.25

Impact of the adoption of SFAS No. 123(R)
The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). As a result, the Company’s statements of income as of March 31, 2006 reflect compensation cost for new stock options granted under the Option Plan during the second quarter and first half of fiscal 2006 and the unvested portion of previous stock option grants which vested during the second quarter and first six months of fiscal 2006. Total compensation cost recorded in the second quarter of fiscal 2006 was $313,000 pre-tax, or $200,000 after tax, an impact of approximately $0.01 per basic and diluted share. Total compensation cost recorded in the first six months of fiscal 2006 was $659,000 pre-tax, or $421,000 after tax, an impact of approximately $0.01 per basic and diluted share. As of March 31, 2006, $3.2 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 1.9 years.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Expected stock price volatility	59.6%	80.0%	59.6%	80.0%
Risk-free interest rate	4.3%	3.9%	4.3%	3.6%
Dividend yield	--	--	--	--
Expected life of options (in years)	5.2	4.8	5.2	5.0

A summary of our option activity for the first half of fiscal 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2005	1,983	$ 7.36
Options granted	68	8.79
Options exercised	(166)	6.84
Options forfeited	(1)	9.31

Outstanding at March 31, 2006	1,884	$ 7.45	6.4	$ 7,385

Exercisable at March 31, 2006	1,058	$ 7.45	4.8	$ 4,147

The weighted average grant date fair values based on the Black-Scholes option pricing model for options granted in the second quarter and first half of fiscal 2006 were $7.19 and $4.89 per share, respectively, and for options granted in the second quarter and first half of fiscal 2005 were $6.77 and $5.53 per share, respectively. The total intrinsic value of options exercised during the second quarter and first six months of fiscal 2006 was $837,000 and $906,000, and during the second quarter and first six months of fiscal 2005 was $48,000 and $149,000.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net income used for basic and
diluted earnings per share	$3,558	$2,489	$3,621	$7,480

Denominator:
Weighted average common shares used for
basic earnings per share	31,849	28,706	30,433	28,694
Effect of dilutive stock options	489	451	377	388

Denominator for diluted earnings per share	32,338	29,157	30,810	29,082

Diluted earnings per share excludes the effects of antidilutive stock options of 46,150 and 207,250 for the three months ended March 31, 2006 and 2005, and 104,925 and 286,650 for the six months ended March 31, 2006 and 2005, respectively.

Shareholders’ Equity

In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $28.0 million in net cash proceeds, after deducting underwriters’ fees and other offering costs of approximately $1.6 million.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	March 31, 2006	September 30, 2005
Parts and raw materials	$42,386	$37,165
Work-in-process	33,514	26,057
Finished goods	7,519	9,072

	$83,419	$72,294

For the three and six months ended March 31, 2006, a net $1,129,000 and $1,699,000, respectively, of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 3.  Note Payable to Bank

The Company currently has a $30 million Credit Agreement with Wells Fargo that bears interest at the bank’s prime lending rate or, at the Company’s option, LIBOR plus 2.25%. As of March 31, 2006, the prime lending rate was 7.75% and the Company had $12.5 million in advances outstanding under the agreement. The Credit Agreement expires on March 31, 2008 and includes financial and non-financial covenants with which the Company was in compliance as of March 31, 2006. Subsequent to quarter-end, the outstanding advances were repaid in full as the Company collected on outstanding receivables.

Note 4.  Guarantees

The Company, in its Articles of Incorporation, has indemnified its officers and the members of its Board of Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred in such capacity as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the officers or directors are named.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Six Months Ended March 31,
	2006	2005
Accrued warranty balance, beginning of period	$5,521	$3,713
Accruals for new warranties issued during the period	6,566	5,018
Expirations and changes in estimates to pre-existing warranties	(163)	(623)
Warranty labor and materials provided during the period	(5,223)	(2,660)

Accrued warranty balance, end of period	$6,701	$5,448

With the exception of product warranties the Company has not issued any guarantees or any indirect guarantee for the indebtedness of others.

Note 5.  Contingencies

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

Note 6.  Other Income (Expense), Net

Other, net for fiscal 2006 includes $500,000 in expense related to a patent infringement lawsuit involving a product representing less than 2% of the Company’s net sales.

Other, net for fiscal 2005 includes a $2.9 million seed layer enhancement litigation settlement payment received from Novellus Systems, Inc. in October 2004.

Note 7.  Income Taxes

The Company’s effective tax rate was approximately 36% for the three and six months ended March 31, 2006. The effective tax rate in fiscal 2006 is higher compared to the rate used for fiscal 2005 because the Research Credit (Credit) expired in December 2005. Congress is currently discussing the extension and/or revision of the Credit. As of March 31, 2006, no law has been passed. The Company’s recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Credit, which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, the Company was unable to recognize the Credit in fiscal 2004. The Company’s estimated effective full-year tax rate for fiscal 2006 is approximately 36%. The effective full-year tax rate for fiscal 2005 was approximately 31%. The Company’s fiscal year 2006 tax rate is higher due to the aforementioned expiration of the federal research credit as well as the expensing of stock-based awards in accordance with SFAS No. 123(R) and the limited deductibility of those awards in some jurisdictions which have the effect of increasing the Company’s effective tax rate for fiscal year 2006. The effective tax rate reflects the underlying profitability of the Company, the regions where income and expenses are recorded and the respective tax rates imposed. The Company’s effective tax rate is based on current profitability outlook, including the Company’s continued and substantial investments in research and development programs qualifying for the Credit (through the expiration in December 2005), and the Company’s expectations of earnings from operations in lower-tax jurisdictions throughout the world.

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
  the industry trend toward stronger Asian markets and our expectation that future sales will be weighted toward that region;
  the expectation of lower warranty expense on the Raider platform;
  the level of transition costs in Taiwan and China related to establishing a direct sales and service presence in those markets;
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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2006.

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

A summary of key factors which impacted our financial performance during the second quarter includes:

  Second quarter fiscal 2006 gross bookings were $56.8 million with net bookings of $50.9 million. A multiple-tool order booking was cancelled during the quarter because of the announced closure of a fab. Year-to-date net bookings are $116.4 million.

  Shipments in the second quarter of fiscal 2006 were $63.1 million. Year-to-date shipments are $115.0 million.

  Deferred revenue at March 31, 2006 was $18.2 million.

  Net income was $3.6 million on revenues of $63.8 million during the second quarter of fiscal 2006 compared to net income of $2.5 million on revenues of $46.3 million in the second quarter of fiscal 2005.

  Our gross margin was 47.5% of net sales, down from the 51.9% gross margin we reported in the second quarter of fiscal 2005. The fiscal 2006 margin was adversely impacted by up-front investments, including higher than expected costs, on selected tool installations with first-time customers for new applications.

  Cash, cash equivalents and marketable securities were $22.5 million at March 31, 2006, a decrease of $6.2 million from $28.7 million at December 31, 2005.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.5	48.1	54.4	50.1

Gross profit	47.5	51.9	45.6	49.9
Operating expenses:
Selling, general and administrative	28.2	32.5	30.3	32.0
Research and development	9.9	10.8	10.1	9.7

Total operating expenses	38.1	43.3	40.4	41.7

Income from operations	9.4	8.6	5.2	8.2
Other income (expense), net	(0.7)	(0.6)	(0.5)	3.2

Income before income taxes	8.7	8.0	4.7	11.4
Income tax provision	3.1	2.6	1.7	3.5

Net income	5.6%	5.4%	3.0%	7.9%

Second Quarter and First Half of Fiscal 2006 Compared with Second Quarter and First Half of Fiscal 2005

Net Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net sales	$63,824	$46,336	$119,113	$95,158

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the product is an existing tool to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SAB 104 have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new products or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue.

Net sales increased $17.5 million for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. In general, business activity levels have increased in fiscal 2006 as compared to fiscal 2005. Revenue from shipments increased approximately 72% in the second quarter of fiscal 2006 while revenue from tool acceptances during the quarter declined approximately 22% over the comparable period of fiscal 2005 as our Raider tool base continues to expand allowing us to recognize more equipment revenue upon shipment of our tools while continuing to defer revenue related to installation until final customer acceptance. Shipment levels increased 29% from $48.9 million in the second quarter of fiscal 2005 to $63.1 million in the second quarter of fiscal 2006 with a greater number of Raiders being shipped into customer environments in which we have already successfully installed and gained acceptance of our tools. Additionally revenues from spare parts and service increased 24% from second quarter fiscal 2005 levels.

Net sales increased $24.0 million in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 for the same reasons as discussed in the quarterly results analysis. Revenues from shipments increased approximately 84% while revenues from acceptances decreased 32%. Shipments increased approximately 48% to $115.0 million in fiscal 2006 year-to-date from $80.0 million in the comparable period in fiscal 2005. Revenues from spare parts and service sales have increased approximately 26% in the year-to-date comparison.

Geographically, our sales mix year-to-date has been weighted toward North America and Europe, primarily because second quarter revenues were heavily weighted toward North America, as we made up-front tool investments with certain North American customers. We expect our future geographic sales mix to be weighted toward Asia, corresponding with our past trend and the overall industry trend toward stronger Asian markets.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross profit	$30,309	$24,067	$54,317	$47,499
Percentage of net sales	47.5%	51.9%	45.6%	49.9%

Gross profit increased $6.2 million or 25.9% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and $6.8 million or 14.4% in the first half of fiscal 2006 as compared with fiscal 2005. As a percentage of net sales, gross profit declined 4.4 percentage points to 47.5% in the second quarter of fiscal 2006 from 51.9% in the same period of fiscal 2005 and declined 4.3 percentage points to 45.6% in the first six months of fiscal 2006 from 49.9% in the first six months of fiscal 2005.

Gross profit increased in both the quarterly and year-to-date comparative periods in absolute dollar terms because of higher sales volumes. The gross margin percentage in both comparative periods was negatively impacted due to up-front investments on selected tool installations for first-time customer use of new applications. One-time pricing concessions coupled, in certain instances, with increased manufacturing costs related to customer-driven needs, impacted the gross margin by approximately six percentage points in the second quarter of fiscal 2006 and by approximately five percentage points in the first six months of fiscal 2006. This was partially offset by approximately one percentage point in both periods by a one-time order cancellation fee. Increased warranty and installation costs also slightly reduced the gross margin percentage in the year-to-date comparison. Our product mix continues to be weighted toward our Raider platform tools. While we expect warranty expense on the Raider platform to be lower than the prior platform for our automated plating and cleaning tools, warranty rates are higher on the more advanced tool lines than on our less complex batch tools.

Selling, General and Administrative

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Selling, general and administrative$	17,997	$15,067	$36,076	$30,410
Percentage of net sales	28.2%	32.5%	30.3%	32.0%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses increased $2.9 million in absolute dollars in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 but decreased over four percentage points to 28.2% of net sales in the second quarter of fiscal 2006 from 32.5% of net sales in the second quarter of fiscal 2005. Year-to-date, SG&A expenses increased $5.7 million as compared to the same period in fiscal 2005 but decreased almost two percentage points to 30.3% of net sales.

Employment costs increased approximately $1.5 million in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 and $3.4 million in the year-to-date period of fiscal 2006 as compared with fiscal 2005 as we increased staff to support expanded business activity, including our transition to a direct sales and customer service presence in Taiwan and China. Commission expense increased $785,000 in the quarterly comparison and $1.2 million in the year-to-date comparison reflecting increased sales activity and the geographic sales mix for our products. The combination of commission expense and direct expenses associated with our transition to a direct sales and service presence in Taiwan and China has resulted in some doubling of expenses. We expect this to continue over the next one or two quarters. Professional Fees increased 56% and 60%, respectively, in both comparative periods reflecting increased audit fees related to compliance with the Sarbanes-Oxley Act of 2002. Travel and other expenses related to expanded business activity and customer support increased in both comparative periods. These increases were partially offset by decreased legal costs in both periods.

Research and Development

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Research and development	$6,295	$5,021	$12,062	$9,268
Percentage of net sales	9.9%	10.8%	10.1%	9.7%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $1.3 million in absolute dollars in the second quarter of fiscal 2006 as compared with the second quarter of fiscal 2005 but decreased to 9.9% of net sales from 10.8% of net sales in the second quarter of fiscal 2005. R&D expense increased $2.8 million in the first half of fiscal 2006 as compared to fiscal 2005 and increased to 10.1% of net sales.

In the second quarter of fiscal 2006, depreciation expense increased by more than $400,000 as we replaced older technology tools in our demonstration laboratories with Raider platform tools. Employment costs also increased over $400,000 related to increased staffing levels and merit adjustments in the first quarter of fiscal 2006. Other expenses have increased as a result of increased business activity.

Increased depreciation expense was also the primary driver in the $2.8 million increase in R&D expense year-to-date, accounting for almost one-third of the increase in expense. Prototype expenses increased almost $800,000 from the comparable period in fiscal 2005 as we expanded our research and development efforts to more historical levels than in fiscal 2005. In early fiscal 2005, our research and development focus was directed toward meeting new customer requirements for the Raider platform. As in the quarterly comparison, employment and general operating expenses increased reflecting expanded business activity.

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

Other Income (Expense), Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Interest income	$137	$69	$178	$140
Interest expense	(196)	(27)	(304)	(60)
Foreign exchange loss	(95)	(511)	(146)	(251)
Other	(304)	204	(250)	3,236

Total other income (expense), net	$(458)	$(265)	$(522)	$3,065

Net other income (expense) decreased by approximately $200,000 in the second quarter of fiscal 2006 to a net expense of $458,000 as compared to a net expense of $265,000 in the same period in fiscal 2005 primarily because of a $500,000 expense related to a patent infringement lawsuit involving a product representing less than 2% of our net sales. Net other income (expense) decreased approximately $3.6 million in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 primarily because the first half fiscal 2005 results included a seed layer enhancement litigation settlement payment of $2.9 million from Novellus Systems, Inc. in October 2004. We began utilizing our bank line of credit in the first quarter of fiscal 2006, increasing our interest expense by approximately $170,000.

Income Taxes

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Income tax provision	$2,001	$1,225	$2,036	$3,406

Our effective tax rate was approximately 36% for the three and six months ended March 31, 2006. The effective tax rate in fiscal 2006 is higher compared to the rate used for fiscal 2005 because the Research Credit (Credit) expired in December 2005. Congress is currently discussing the extension and/or revision of the Credit. As of March 31, 2006, no law has been passed. Our recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Credit, which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit was signed into law after September 30, 2004; therefore, we were unable to recognize the Credit in fiscal 2004. Our estimated effective full-year tax rate for fiscal 2006 is approximately 36%. The effective full-year tax rate for fiscal 2005 was approximately 31%. Our fiscal year 2006 tax rate is higher due to the aforementioned expiration of the federal research credit as well as the expensing of stock-based awards in accordance with SFAS No. 123(R) and the limited deductibility of those awards in some jurisdictions which have the effect of increasing our effective tax rate for fiscal year 2006. Our effective tax rate reflects the underlying profitability of the Company, the regions where income and expenses are recorded and the respective tax rates imposed. Our effective tax rate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for the Credit (through the expiration in December 2005), and our expectations of earnings from operations in lower-tax jurisdictions throughout the world.

Backlog and Deferred Revenue

	March 31, 2006	March 31, 2005
	(Dollars in millions)
Backlog	$62.6	$45.7
Percentage change in backlog year-over-year	37.0%	(11.1)%
Deferred revenue	$18.2	$28.9
Percentage change in deferred revenue year-over-year	37.0%	51.3%

Approximately 73% of our current backlog is for tools on the Raider platform. Deferred revenue decreased $10.7 million at March 31, 2006 as compared with March 31, 2005 primarily because of increased shipments of Raiders into existing customer environments where Raiders have been previously installed or accepted in accordance with our revenue recognition policy. Current deferrals include all or a part of 30 Raiders at March 31, 2006 as compared with17 Raiders at March 31, 2005; however, the fiscal year 2005 figure includes a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

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

Stock-Based Compensation

Through fiscal 2005, we accounted for our stock option plans using the intrinsic value method. Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. Total compensation cost for our stock plans in the second quarter and first six months of fiscal 2006 was approximately $313,000 and $659,000, respectively.

Liquidity and Capital Resources

In the first half of fiscal 2006, cash used by operating activities was $19.3 million. The primary use of cash in fiscal 2006 was a $21.2 million increase in Trade Receivables related to the timing of tool shipments. Inventories increased $13.0 million. Work-in-Process contained five substantially complete tools totaling $5.3 million, two of which were shipped in April 2006. Net of the $5.3 million, inventories, primarily Work-in-Process and Raw Materials, have grown to support current and expected shipment volumes. The primary sources of cash from operations in fiscal 2006 were a $3.7 million increase in Customer Advances, a $1.6 million increase in Deferred Profit and net operating income and other non-cash operating activities of $7.8 million.

Investing activities in the first half of fiscal 2006 included $7.5 million in purchases of factory equipment and other property, the construction of a new facility in Austria and the acquisition of an additional manufacturing facility near our headquarters. Investing activities also included net cash proceeds of $475,000 from the sale of marketable securities. We invested an additional net $1.1 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net $642,000 in our patent portfolio, including the acquisition of intellectual property for a component of one of our ancillary products.

Financing activities in the first half of fiscal 2006 consisted primarily of approximately $28.0 million in cash proceeds from an equity offering of three million shares of common stock in December, net borrowings on our bank line of credit of $12.5 million, borrowings under long-term debt of $1.4 million for a new facility being constructed in Austria and $1.1 million from the exercise of stock options.

In the first half of fiscal 2005, cash provided by operating activities was $3.8 million. We used cash as inventories grew $6.0 million, primarily in work-in-process inventory, as we prepared to meet customer delivery dates. In addition to the growth in inventories, we also reduced our accounts payable balance by $2.9 million. Deferred profit decreased by $10.0 million from year-end fiscal 2004 levels because acceptances of Raider and other high value tools had exceeded deferrals of revenue and associated cost, thus far in the fiscal 2005 period. The primary source of cash during the period was the collection of trade receivables in the normal course of business. Trade receivables declined by $10.7 million from September 30, 2004. We also received a $1.2 million income tax refund. Other sources of cash during the first half of fiscal 2005 included net income of almost $7.5 million and an increase in various accrued liabilities of $4.0 million. These liabilities relate to estimates of customer support obligations for tools on which we have recognized revenue during the fiscal year, as well as to increased employment-related costs.

Investing activities in the first half of fiscal 2005 included $2.2 million in purchases of factory equipment, primarily tools built in-house for our own laboratories, and net cash proceeds of $2.2 million from the sale of marketable securities.

Financing activities in the first half of fiscal 2005 consisted primarily of cash received from stock option exercises of $211,000 offset by long-term debt repayments of $110,000 during the first half of fiscal 2005.

As of March 31, 2006, our principal sources of liquidity consisted of approximately $22.5 million of cash and cash equivalents and $17.5 million available under our $30 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate or, at our option, LIBOR plus 2.25%. As of March 31, 2006, the prime lending rate was 7.75%. The revolving credit line expires on March 1, 2008. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial ratios. We are in compliance with our debt covenants. We are currently in negotiations with the bank for a long-term loan to finance the acquisition of additional manufacturing facilities in the Kalispell area.

As a result of growing our business, we used cash in operating activities of $19.3 million in the first half of fiscal 2006 and of $9.6 million for the year ended September 30, 2005. We have been able to fulfill our working capital and capital expenditure needs through issuances of equity securities and debt financing arrangements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, stock-based compensation, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the first quarter of fiscal 2006, we adopted the following new critical accounting policy.

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

For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2005.

New Accounting Pronouncements

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

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held in Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date until additional guidance was issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. In November 2005, the FASB Staff issued FSP FASB Statement 115-1, which amends FASB Statement No. 115 and addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted these standards as of January 1, 2006 and their adoption has not had a significant impact on our results of operations or financial position.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of March 31, 2006, we had approximately $4.6 million in long-term debt and $12.5 million in variable rate short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At March 31, 2006, we held forward contracts to sell Japanese Yen with a total face value of $3.0 million and a total market value of $2.9 million and an unrealized gain of approximately $100,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on February 3, 2006, the following proposals were adopted:

1.	To elect eight directors of the Company to serve until the 2007 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes, which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

	Votes For	Authority Withheld
Raymon F. Thompson	17,735,722	4,075,413
Howard E. Bateman	21,224,579	586,556
Donald P. Baumann	17,577,981	4,233,154
C. Richard Deininger	21,721,571	89,564
Timothy C. Dodkin	18,200,131	3,611,004
Daniel J. Eigeman	21,224,579	586,556
Charles P. Grenier	21,721,771	89,364
Steven C. Stahlberg	21,721,771	89,364

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2006.

Votes For	Votes Against	Votes Abstain
21,268,244	508,084	34,807

Item 6.   Exhibits

      Exhibits

31.1 31.2 32.1 32.2 10.5	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
Supplemental Executive Health Plan, dated February 15, 2006. (1)

(1)    Incorporated herein by reference to Exhibit 10.5 to the Company’s Report on Form 8-K, date of report February 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)