Form 10-Q
period 2006-06-30
SEMITOOL INC
filed 2006-08-09
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                  (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of July 31, 2006 31,909,156

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2006 and September 30, 2005

Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2006 and
    June 30, 2005

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and
    June 30, 2005

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended
    June 30, 2006 and June 30, 2005

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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,364	$6,557
Restricted cash	1,500	--
Marketable securities	--	475
Trade receivables, less allowance for doubtful accounts of $269 and $270 in 2006 and 2005	53,524	42,165
Inventories	88,968	72,294
Prepaid expenses and other current assets	3,217	4,114
Deferred income taxes	10,866	9,655

Total current assets	172,439	135,260
Property, plant and equipment, net	41,292	35,558
Intangibles, less accumulated amortization of $2,101 and $1,579 in 2006 and 2005	8,577	7,146
Other assets, net	1,352	716

Total assets	$223,660	$178,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,902	$19,153
Accrued commissions	2,375	2,814
Accrued warranty	6,975	5,521
Accrued payroll and related benefits	8,061	7,469
Income taxes payable	2,628	750
Other accrued liabilities	3,652	3,663
Customer advances	6,941	995
Deferred profit	10,067	10,983
Long-term debt, due within one year	485	292

Total current liabilities	60,086	51,640
Long-term debt, due after one year	4,151	3,111
Deferred income taxes	3,071	3,508

Total liabilities	67,308	58,259

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
31,908,856 and 28,732,777 shares issued and outstanding in 2006 and 2005	79,984	49,853
Retained earnings	77,035	71,063
Accumulated other comprehensive loss	(667)	(495)

Total shareholders' equity	156,352	120,421

Total liabilities and shareholders' equity	$223,660	$178,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	$59,095	$47,405	$178,208	$142,563
Cost of sales	31,455	22,754	96,251	70,413

Gross profit	27,640	24,651	81,957	72,150

Operating expenses:
Selling, general and administrative	17,992	17,422	54,068	47,832
Research and development	6,186	5,364	18,248	14,632

Total operating expenses	24,178	22,786	72,316	62,464

Income from operations	3,462	1,865	9,641	9,686
Other income (expense), net	212	135	(310)	3,200

Income before income taxes	3,674	2,000	9,331	12,886
Income tax provision	1,323	532	3,359	3,938

Net income	$2,351	$1,468	$5,972	$8,948

Earnings per share:
Basic	$0.07	$0.05	$0.19	$0.31

Diluted	$0.07	$0.05	$0.19	$0.31

Weighted average common shares outstanding:
Basic	31,906	28,719	30,924	28,702

Diluted	32,230	29,133	31,281	29,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2006	2005
Operating activities:
Net income	$5,972	$8,948
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposition of assets	35	111
Depreciation and amortization	7,054	5,143
Deferred income taxes	(1,652)	2,173
Compensation expense recognized under employee stock option plans	1,003	199
Change in:
Restricted cash	(1,500)	--
Trade receivables	(12,467)	6,650
Inventories	(18,424)	(13,093)
Prepaid expenses and other current assets	889	496
Other assets, net	(637)	(217)
Accounts payable	(193)	(5,212)
Accrued commissions	(438)	(1,124)
Accrued warranty	1,456	2,002
Accrued payroll and related benefits	601	1,585
Income taxes payable	1,880	(2,984)
Other accrued liabilities	(5)	1,608
Customer advances	5,947	(122)
Deferred profit	(882)	(8,412)

Net cash used in operating activities	(11,361)	(2,249)

Investing activities:
Purchases of marketable securities	--	(2,460)
Proceeds from sale and maturities of marketable securities	475	6,944
Purchases of property, plant and equipment	(10,573)	(3,854)
Increases in intangible assets	(1,080)	(1,031)
Proceeds from sale of property, plant and equipment	89	538

Net cash provided by (used in) investing activities	(11,089)	137

Financing activities:
Net proceeds from stock offering	27,930	--
Proceeds from exercise of stock options	1,198	325
Borrowings under line of credit and short-term debt	70,738	--
Repayments of line of credit and short-term debt	(70,738)	--
Borrowings under long-term debt	1,403	321
Repayments of long-term debt	(248)	(167)

Net cash provided by financing activities	30,283	479

Effect of exchange rate changes on cash and cash equivalents	(26)	(20)

Net increase (decrease) in cash and cash equivalents	7,807	(1,653)
Cash and cash equivalents at beginning of period	6,557	16,368

Cash and cash equivalents at end of period	$14,364	$14,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,351	$1,468	$5,972	$8,948
Net gain (loss) on cash flow hedges	30	168	(110)	352
Unrealized gain on available-for-sale securities	--	1	--	4
Foreign currency translation adjustments	78	(205)	(62)	(209)

Total comprehensive income	$2,459	$1,432	$5,800	$9,095

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2006, the condensed consolidated results of operations for the three and nine month periods ended June 30, 2006 and 2005, and the condensed consolidated cash flows for the nine month periods ended June 30, 2006 and 2005. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 in the first quarter of fiscal 2007. The Company will only be impacted by the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143,” (FIN 47) which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement and that the fair value of the liability should be recognized when incurred. The provisions of this Interpretation are effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Company will adopt FIN 47 by the end of fiscal 2006. The Company does not expect the adoption of FIN 47 to have a material effect on its results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48) which clarifies the accounting for uncertain tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly the Company will adopt FIN 48 in fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its results of operations and financial condition.

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. The provisions of this EITF Issue are effective for fiscal years ending after December 15, 2006. Accordingly, the Company will adopt EITF 06-3 in fiscal 2008. The Company is currently evaluating the impact of adopting EITF 06-3 but does not expect its adoption to have a material effect on its results of operations and financial condition.

Stock-Based Compensation

The 2004 Stock Option Plan
In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the Option Plan), replacing the Semitool, Inc. 1994 Stock Option Plan. The total shares reserved for issuance under the Option Plan are 3,300,000 at June 30, 2006. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date, and have a requisite service period of five years. The Company may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. Options generally have a ten-year term. Option exercises are settled with newly issued common shares.

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

Prior to the adoption of SFAS No. 123(R)
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (SFAS No. 148). APB No. 25 provided that compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options granted. Compensation expense was recognized in the statement of income in the case where the stock options were granted at exercise prices below fair market value on the date of grant. The Company amortized deferred stock-based compensation cost on the accelerated vesting method described in FASB Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an Interpretation of APB Opinions No. 15 and 25” over the vesting periods of the applicable stock options (normally five years). If the stock options were granted at market value, no compensation expense was recorded. SFAS No. 123 provided for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free rate over the expected life of the option. SFAS No. 123 required entities that continued to use the intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used. The pro forma information for the three and nine months ended June 30, 2005 was as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$1,468	$8,948
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	43	138
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(187)	(580)

Pro forma net income	$1,324	$8,506

Basic earnings per share:
As reported	$0.05	$0.31
Pro forma	$0.05	$0.30
Diluted earnings per share:
As reported	$0.05	$0.31
Pro forma	$0.04	$0.29

Impact of the adoption of SFAS No. 123(R)
The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). As a result, the Company’s statements of income as of June 30, 2006 reflect compensation cost for new stock options granted under the Option Plan during the third quarter and first nine months of fiscal 2006 and the unvested portion of previous stock option grants which vested during the third quarter and first nine months of fiscal 2006. Total compensation cost recorded in the third quarter of fiscal 2006 was $344,000 pre-tax, or $221,000 after tax, an impact of approximately $0.01 per basic and diluted share. Total compensation cost recorded in the first nine months of fiscal 2006 was $1,003,000 pre-tax, or $642,000 after tax, an impact of approximately $0.02 per basic and diluted share. As of June 30, 2006, $3.1 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 1.8 years.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	59.6%	80.0%	59.6%	80.0%
Risk-free interest rate	5.0%	3.8%	4.4%	3.6%
Dividend yield	--	--	--	--
Expected life of options (in years)	5.2	4.5	5.2	4.8

A summary of the Company’s option activity for the first nine months of fiscal 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2005	1,983	$7.36
Options granted	105	8.90
Options exercised	(176)	6.80
Options forfeited	(8)	7.61

Outstanding at June 30, 2006	1,904	$7.49	6.3	$2,913

Exercisable at June 30, 2006	1,112	$7.46	4.8	$1,746

The weighted average grant date fair values based on the Black-Scholes option pricing model for options granted in the third quarter and first nine months of fiscal 2006 were $5.15 and $4.98 per share, respectively, and for options granted in the third quarter and first nine months of fiscal 2005 were $5.80 and $5.62 per share, respectively. The total intrinsic value of options exercised during the third quarter and first nine months fiscal 2006 was $20,000 and $926,000, and during the third quarter and first nine months of fiscal 2005 was $75,000 and $224,000.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income used for basic and
diluted earnings per share	$2,351	$1,468	$5,972	$8,948

Denominator:
Weighted average common shares used for
basic earnings per share	31,906	28,719	30,924	28,702
Effect of dilutive stock options	324	414	357	397

Denominator for diluted earnings per share	32,230	29,133	31,281	29,099

Diluted earnings per share excludes the effects of antidilutive stock options of 211,075 and 261,900 for the three months ended June 30, 2006 and 2005, and 204,575 and 312,450 for the nine months ended June 30, 2006 and 2005, respectively.

Shareholders’ Equity

In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $28.0 million in net cash proceeds, after deducting underwriters’ fees and other offering costs of approximately $1.6 million.

Note 2.  Cash

Restricted cash consists of a $1.5 million customer advance payment held under a bank guarantee until certain contractual requirements are met.

Note 3.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	June 30, 2006	September 30, 2005
Parts and raw materials	$46,989	$37,165
Work-in-process	34,377	26,057
Finished goods	7,602	9,072

	$88,968	$72,294

For the nine months ended June 30, 2006, a net $1,699,000 of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 4.  Note Payable to Bank

The Company currently has a $30 million Credit Agreement with Wells Fargo that bears interest at the bank’s prime lending rate or, at the Company’s option, LIBOR plus 2.25%. As of June 30, 2006, the prime lending rate was 8.25% and the Company had no advances outstanding under the agreement. The Credit Agreement expires on March 31, 2008 and includes financial and non-financial covenants. The Company was in compliance as of June 30, 2006.

Note 5.  Guarantees

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Nine Months Ended June 30,
	2006	2005
Accrued warranty balance, beginning of period	$5,521	$3,713
Accruals for new warranties issued during the period	9,165	7,212
Expirations and changes in estimates to pre-existing warranties	519	(975)
Warranty labor and materials provided during the period	(8,230)	(4,236)

Accrued warranty balance, end of period	$6,975	$5,714

Note 6.  Contingencies

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

Periodically, but not less than quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and claims and may revise its estimates. Although the Company has made only minor revisions to its estimates, any future revisions could have a material impact on its results of operations and financial condition.

Note 7.  Other Income (Expense), Net

Other income (expense), net for fiscal 2006 includes $440,000 in expense related to a patent infringement lawsuit involving a product representing less than 2% of the Company’s net sales.

Other income (expense), net for fiscal 2005 includes a $2.9 million seed layer enhancement litigation settlement payment received from Novellus Systems, Inc. in October 2004.

Note 8.  Income Taxes

The Company’s effective tax rate was approximately 36% for the three and nine months ended June 30, 2006. The effective tax rate in fiscal 2006 is higher compared to the rate used for fiscal 2005 because the Research Credit (Credit) expired in December 2005. Congress is currently discussing the extension and/or revision of the Credit. As of June 30, 2006, no extension of the Credit has been enacted by Congress.

The Company’s estimated effective full-year tax rate for fiscal 2006 is approximately 36%. The Company’s fiscal year 2006 tax rate is higher than in fiscal 2005 due to the aforementioned expiration of the federal research credit as well as the expensing of stock-based awards in accordance with SFAS No. 123(R) and the limited deductibility of those awards in some jurisdictions which have the effect of increasing the Company’s effective tax rate for fiscal year 2006.

The Company’s recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of Credit, which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Credit through December 2005 was signed into law after September 30, 2004; therefore, the Company was unable to recognize the Credit in fiscal 2004. The effective full-year tax rate for fiscal 2005 was approximately 31%.

The effective tax rate reflects the underlying profitability of the Company, the regions where income and expenses are recorded and the respective tax rates imposed. The Company’s effective tax rate is based on current business outlook, including the Company’s continued and substantial investments in research and development programs qualifying for the Credit (through the expiration in December 2005), and the Company’s expectations of earnings from operations in lower-tax jurisdictions throughout the world.

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
  the continued expansion of our installed base of Raider tools and the ability to recognize more equipment revenue at the time of shipments of Raiders;
  the industry trend toward stronger Asian markets and our expectation that future sales will be weighted toward that region;
  the expectation of lower warranty expense on the Raider platform as compared to our previous automated plating and cleaning tools;
  the expectation of lower transition costs in Taiwan and China related to establishing a direct sales and service presence in those markets;
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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2006.

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

As the semiconductor manufacturing process increases in complexity and production parameters become more stringent, semiconductor manufacturers have increasingly relied upon providers of semiconductor equipment that features improved process control, smaller footprint and a lower cost of ownership of their manufacturing processes. Our solutions address critical applications within the semiconductor manufacturing process, and enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. Key elements of our solution include technological leadership, a comprehensive product portfolio, including our Raider platform, and vertically-integrated manufacturing and design capabilities.

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

A summary of key factors which impacted our financial performance during the third quarter includes:

  Third quarter fiscal 2006 equipment bookings were a record $77.3 million. Year-to-date net bookings are $193.7 million.

  Shipments in the third quarter of fiscal 2006 were $55.5 million. Year-to-date shipments are $170.5 million.

  Deferred revenue at June 30, 2006 was $14.7 million.

  Net income was $2.4 million on revenues of $59.1 million during the third quarter of fiscal 2006 compared to net income of $1.5 million on revenues of $47.4 million in the third quarter of fiscal 2005.

  Our gross margin was 46.8% of net sales, down from the 52.0% gross margin we reported in the third quarter of fiscal 2005. The fiscal 2006 margin was adversely impacted by up-front investments, including increased cost of sales, on selected tool installations with first-time customers for new applications.

  Cash, cash equivalents and restricted cash were $15.9 million at June 30, 2006, a decrease of $6.6 million from $22.5 million at March 31, 2006.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.2	48.0	54.0	49.4

Gross profit	46.8	52.0	46.0	50.6
Operating expenses:
Selling, general and administrative	30.4	36.8	30.3	33.6
Research and development	10.5	11.3	10.2	10.2

Total operating expenses	40.9	48.1	40.5	43.8

Income from operations	5.9	3.9	5.5	6.8
Other income (expense), net	0.3	0.3	(0.2)	2.2

Income before income taxes	6.2	4.2	5.3	9.0
Income tax provision	2.2	1.1	1.9	2.7

Net income	$4.0%	$3.1%	$3.4%	$6.3%

Third Quarter and First Nine Months of Fiscal 2006 Compared with Third Quarter and First Nine Months of Fiscal 2005

Net Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net sales	$59,095	$47,405	$178,208	$142,563

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the product is an existing tool to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SAB 104, “Revenue Recognition” have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new products or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue.

Net sales increased $11.7 million for the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. In general, business activity levels have increased in fiscal 2006 as compared to fiscal 2005. Shipment levels increased 12% from $49.6 million in the third quarter of fiscal 2005 to $55.5 million in the third quarter of fiscal 2006 with a greater number of Raiders being shipped into customer environments in which we have already successfully installed and gained acceptance of our tools. Revenue recognized at the time of shipment increased approximately 32% in the third quarter of fiscal 2006 while revenue from tool acceptances during the quarter declined approximately 3% over the comparable period of fiscal 2005. We recognized more revenue from acceptances in fiscal 2005 because our revenue reflected prior period shipments of Raider platform tools, considered new tools at the time of shipment, that attained final customer acceptance during the quarter. As those tools were accepted, revenues from acceptances exceeded revenues from shipments. Now that our Raider tool base has expanded, we recognize more equipment revenue upon shipment while continuing to defer revenue related to installation until final customer acceptance. Additionally, revenues from spare parts and service increased 14% from third quarter fiscal 2005 levels.

Net sales increased $35.6 million in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 for the same reasons as discussed in the quarterly results analysis. Revenues from shipments increased approximately 61% while revenues from acceptances decreased 29%. Shipments increased approximately 32% to $170.5 million in fiscal 2006 year-to-date from $129.5 million in the comparable period in fiscal 2005. Revenues from spare parts and service sales have increased approximately 30% in the year-to-date comparison, including a 75% increase in revenues from our Rhetech subsidiary.

Geographically, our sales mix year-to-date has been balanced between North America, Europe and Asia. We expect our future geographic sales mix to be weighted toward Asia, corresponding with the overall industry trend toward stronger Asian markets.

Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross profit	$27,640	$24,651	$81,957	$72,150
Percentage of net sales	46.8%	52.0%	46.0%	50.6%

Gross profit increased $3.0 million or 12.1% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and $9.8 million or 13.6% in the first nine months of fiscal 2006 as compared with fiscal 2005. As a percentage of net sales, gross profit declined 5.2 percentage points to 46.8% in the third quarter of fiscal 2006 from 52.0% in the same period of fiscal 2005 and declined 4.6 percentage points to 46.0% in the first nine months of fiscal 2006 from 50.6% in the first nine months of fiscal 2005.

Gross profit increased in both the quarterly and year-to-date comparative periods in absolute dollar terms because of higher sales volumes. The gross margin percentage in both periods was negatively impacted due to up-front investments on selected tool installations of new applications for first-time customer use. One-time pricing incentives coupled, in certain instances, with increased manufacturing costs, impacted the gross margin by approximately three percentage points in the third quarter of fiscal 2006 and by approximately four percentage points in the first nine months of fiscal 2006. The year-to-date margin was benefited slightly by a one-time order cancellation fee in the second quarter while increased warranty and installation costs also reduced the gross margin by approximately one percentage point in both comparative periods. Our product mix continues to be weighted toward our Raider platform tools. While we expect warranty expense on the Raider platform to be lower than the prior platform for our automated plating and cleaning tools, warranty rates are higher on the more advanced tool lines than on our less complex batch tools.

Selling, General and Administrative

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Selling, general and administrative $	17,992	$17,422	$54,068	$47,832
Percentage of net sales	30.4%	36.8%	30.3%	33.6%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses increased $570,000 in absolute dollars in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 but decreased more than six percentage points to 30.4% of net sales in the third quarter of fiscal 2006 from 36.8% of net sales in the third quarter of fiscal 2005. Year-to-date, SG&A expenses increased $6.2 million as compared to the same period in fiscal 2005 but decreased approximately three percentage points to 30.3% of net sales demonstrating our ability to leverage our support costs.

Employment costs increased approximately $1.8 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 and $5.1 million in the year-to-date period of fiscal 2006 as compared with fiscal 2005 as we increased staff to support expanded business activity, including our transition to a direct sales and customer service presence in Taiwan and China. The increase in employment costs also reflects accruals for stock-based compensation and profit sharing. Commission expense decreased $1.8 million in the quarterly comparison and by approximately $620,000 in the year-to-date comparison, despite a consistent geographic sales mix in both periods, as a result of our efforts to expand our direct marketing presence in Taiwan and China. The combination of commission expense and direct expenses associated with our transition to a direct sales and service presence in Taiwan and China has resulted in some doubling of expenses. We expect this to decline over the next one or two quarters. Professional Fees increased 35% and 51%, respectively, in both comparative periods reflecting increased audit fees related to compliance with the Sarbanes-Oxley Act of 2002. Travel and other expenses related to expanded business activity and customer support increased in both comparative periods. These increases were partially offset by decreased legal costs in both periods.

Research and Development

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Research and development	$6,186	$5,364	$18,248	$14,632
Percentage of net sales	10.5%	11.3%	10.2%	10.2%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $822,000 in absolute dollars in the third quarter of fiscal 2006 as compared with the third quarter of fiscal 2005 but decreased to 10.5% of net sales from 11.3% of net sales in the third quarter of fiscal 2005. R&D expense increased $3.6 million in the first nine months of fiscal 2006 as compared to fiscal 2005 and remained flat at 10.2% of net sales.

In the third quarter of fiscal 2006, depreciation expense increased by more than $400,000 as we replaced older technology tools in our demonstration laboratories with Raider platform tools. Employment costs also increased approximately $375,000 related to increased staffing levels and merit adjustments in the first quarter of fiscal 2006. Other expenses have increased as a result of increased business activity.

Depreciation expense was also the primary driver in the $3.6 million increase in R&D expense in the first nine months of fiscal 2006, increasing approximately $1.3 million. Employment costs increased by about $1 million in the year-to-date comparison reflecting increased staff levels and accruals for stock-based compensation and profit sharing. Prototype expenses increased by more than $900,000 from the comparable period in fiscal 2005 as we expanded our research and development efforts to more historical levels than in fiscal 2005. In early fiscal 2005, our research and development focus was directed toward meeting new customer requirements for the Raider platform. As in the quarterly comparison, general operating expenses increased reflecting expanded business activity.

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

Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Interest income	$180	$75	$358	$215
Interest expense	(81)	(29)	(385)	(89)
Foreign exchange loss	(63)	19	(209)	(232)
Other	176	70	(74)	3,306

Total other income (expense), net	$212	$135	$(310)	$3,200

Net other income (expense) increased by approximately $77,000 in the third quarter of fiscal 2006 to a net other income of $212,000 as compared to a net other income of $135,000 in the same period in fiscal 2005 primarily related to increased interest income and increased other income. This income was offset by increased interest expense, primarily on our line of credit.

Net other income (expense) decreased approximately $3.5 million in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 primarily because the first half fiscal 2005 results included a seed layer enhancement litigation settlement payment of $2.9 million from Novellus Systems, Inc. in October 2004. We recorded a $440,000 expense in fiscal 2006 for a patent infringement lawsuit involving a product representing less than 2% of our sales. We also used our bank line of credit in the first and second quarter of fiscal 2006, increasing our interest expense by almost $300,000 year-to-date.

Income Taxes

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Income tax provision	$1,323	$532	$3,359	$3,938

Our effective tax rate was approximately 36% for the three and nine months ended June 30, 2006. The effective tax rate in fiscal 2006 is higher compared to the rate used for fiscal 2005 because the Research Credit expired in December 2005. As of June 30, 2006, no extension of the federal research credit has been enacted by Congress.

Our estimated effective full-year tax rate for fiscal 2006 is approximately 36%. Our fiscal year 2006 tax rate is higher than in fiscal 2005 due to the aforementioned expiration of the federal research credit as well as the expensing of stock-based awards in accordance with SFAS No. 123(R) and the limited deductibility of those awards in some jurisdictions which have the effect of increasing our effective tax rate for fiscal year 2006.

Our recorded tax rate for the first quarter of fiscal 2005 was approximately 30% due to the recognition of approximately $186,000 of the federal research credit, which was generated in the fourth quarter of fiscal 2004. Legislation to extend the Research Credit through December 2005 was signed into law after September 30, 2004; therefore, we were unable to recognize the Research Credit in fiscal 2004. The effective full-year tax rate for fiscal 2005 was approximately 31%.

The effective tax rate reflects our underlying profitability, the regions where income and expenses are recorded and the respective tax rates imposed. Our effective tax rate is based on current business outlook, including our continued and substantial investments in research and development programs qualifying for the federal research credit (through the expiration in December 2005), and our expectations of earnings from operations in lower-tax jurisdictions throughout the world.

Backlog and Deferred Revenue

	June 30, 2006	June 30, 2005
	(Dollars in millions)
Backlog	$84.3	$36.7
Percentage change in backlog year-over-year	129.7%	(33.5)%
Deferred revenue	$14.7	$31.0
Percentage change in deferred revenue year-over-year	(52.6)%	(9.4)%

Approximately 73% of our current backlog is for Raider tools. Deferred revenue decreased $16.3 million at June 30, 2006 as compared with June 30, 2005 primarily because we have obtained customer acceptances of both fully deferred tools and the installation revenue on tools for which we were allowed to recognized equipment revenue upon shipment. This, coupled with increased shipments of Raiders into existing customer environments where Raiders have been previously installed or accepted in accordance with our revenue recognition policy, has resulted in a smaller deferred revenue pool. Current deferrals include all or a part of approximately 30 Raiders at June 30, 2006 as compared with approximately 22 Raiders at June 30, 2005; however, the fiscal year 2005 figure includes a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

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

Stock-Based Compensation

Through fiscal 2005, we accounted for our stock option plans using the intrinsic value method. Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. Total compensation cost for our stock plans in the third quarter and first nine months of fiscal 2006 was approximately $344,000 and $1.0 million, respectively.

Liquidity and Capital Resources

In the first nine months of fiscal 2006, cash used by operating activities was $11.4 million. The primary use of cash in fiscal 2006 was a $12.5 million increase in trade receivables related to sales volumes and the timing of tool shipments. Collections of trade receivables were the primary contributor to the $7.9 million cash provided by operations in the third quarter of fiscal 2006. Inventories increased $18.4 million, and included several substantially complete tools, most of which are scheduled to ship in the first part of the fourth quarter. Raw materials inventory has grown to support current and expected shipment volumes and to ensure adequate inventory is available near our customers’ fabs to support their operations. The primary sources of cash from operations in fiscal 2006 were a $5.9 million increase in Customer Advances, net operating income of $6.0 million and other non-cash operating activities of $6.4 million.

Investing activities in the first nine months of fiscal 2006 included $10.6 million in purchases of factory equipment and other property, the construction of a new facility in Austria and the acquisition and remodeling of an additional manufacturing facility near our headquarters. Investing activities also included net cash proceeds of $475,000 from the sale of marketable securities. We invested an additional net $1.7 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net $1.1 million in our patent portfolio and acquired intellectual property for a component of one of our ancillary products.

Financing activities in the first nine months of fiscal 2006 consisted primarily of approximately $28.0 million in cash proceeds from an equity offering of three million shares of common stock in December, borrowings under long-term debt of $1.4 million for a new facility being constructed in Austria and $1.2 million from the exercise of stock options.

In the first nine months of fiscal 2005, cash used by operating activities was $2.2 million. We used cash as inventories grew $13.1 million. Work-in-process and finished goods inventories contained five tools, totaling approximately $3.8 million, which were in transit to customers at June 30, 2005 or were substantially complete and which shipped in early July. Net of that $3.8 million, inventories, primarily work-in-process and raw materials, increased to support the shipment volume in fiscal 2005. In addition to the growth in inventories, we also reduced our accounts payable balance by $5.2 million. Deferred profit decreased by $8.4 million from year-end fiscal 2004 levels because acceptances of Raider and other high value tools exceeded deferrals of revenue, and associated cost deferrals in the fiscal 2005 period. The primary source of cash during the period was the collection of trade receivables in the normal course of business. Trade receivables declined by $6.7 million from September 30, 2004. We also received a $1.3 million income tax refund. Other sources of cash during the first nine months of fiscal 2005 included net income of almost $8.9 million and changes in non-cash components of net income, including depreciation, amortization and deferred income taxes.

Investing activities in the first nine months of fiscal 2005 included $3.9 million in purchases of factory equipment and net cash proceeds of $4.5 million from the sale of marketable securities.

Financing activities in the first nine months of fiscal 2005 consisted primarily of cash received from stock option exercises of $325,000 and proceeds from long-term debt of $321,000 for a new facility being constructed in Austria. We expect long-term debt for the facility to increase to approximately $3 million with a fixed interest rate of 3.5% for 5 years. Cash proceeds were offset by long-term debt repayments of $167,000 during the first nine months of fiscal 2005.

As of June 30, 2006, our principal sources of liquidity consisted of approximately $15.9 million of cash, cash equivalents and restricted cash and $30.0 million available under our $30 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate or, at our option, LIBOR plus 2.25%. As of June 30, 2006, the prime lending rate was 8.25%. The revolving credit line expires on March 1, 2008. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial ratios. We are in compliance with our debt covenants. We are currently in negotiations with the bank for a long-term loan to finance the acquisition of additional manufacturing facilities in the Kalispell area.

As a result of growing our business, we used cash in operating activities of $11.4 million in the first nine-months of fiscal 2006 and of $9.6 million for the year ended September 30, 2005. Cash provided by operations in the third quarter of fiscal 2006 was $7.9 million, primarily from the collection of trade receivables. We have been able to fulfill our working capital and capital expenditure needs through issuances of equity securities and debt financing arrangements.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2006 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $10.0 million and $15.0 million during fiscal 2006. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 154 in the first quarter of fiscal 2007. We will only be impacted by the adoption of SFAS No. 154 if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143,” (FIN 47) which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement and that the fair value of the liability should be recognized when incurred. The provisions of this Interpretation are effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, we will adopt FIN 47 by the end of fiscal 2006. We do not expect the adoption of FIN 47 to have a material effect on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48) which clarifies the accounting for uncertain tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 in fiscal 2008. We are currently evaluating the impact of adopting FIN 48 on our results of operations and financial condition.

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. The provisions of this EITF Issue are effective for fiscal years ending after December 15, 2006. Accordingly, we will adopt EITF 06-3 in fiscal 2008. We are currently evaluating the impact of adopting EITF 06-3 but do not expect its adoption to have a material effect on our results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of June 30, 2006, we had approximately $4.6 million in long-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At June 30, 2006, we held forward contracts to sell Japanese Yen with a total face value of $6.9 million and a total market value of $6.7 million and an unrealized gain of approximately $200,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 6.   Exhibits

      Exhibits

31.1 31.2 32.1 32.2 16.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
Changes in Registrant's Certifying Accountant, dated June 12, 2006. (1)

(1)    Incorporated herein by reference to Exhibit 16.1 to the Company’s Report on Form 8-K, date of report June 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)