Form 10-K
period 2006-09-30
SEMITOOL INC
filed 2006-12-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2006 (based on the last reported sale price on the Nasdaq Global Market as of such date) was $250,595,801.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 1, 2006 was 31,973,917.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held March 9, 2007.

SEMITOOL, INC.

Index to Annual Report on Form 10-K
Year Ended September 30, 2006

PART I

ITEM 1. ITEM 1A. ITEM 1B. ITEM 2. ITEM 3. ITEM 4.

INTRODUCTION — FORWARD-LOOKING STATEMENTS

BUSINESS

EXECUTIVE OFFICERS OF THE REGISTRANT

RISK FACTORS

UNRESOLVED STAFF COMMENTS

PROPERTIES

LEGAL PROCEEDINGS

	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	PAGE 3 4 11 11 18 19 19 19

PART II

ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A. ITEM 9B.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
  ISSUER PURCHASES OF EQUITY SECURITIES

SELECTED FINANCIAL DATA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE

CONTROLS AND PROCEDURES

OTHER INFORMATION	20 20 21 30 31 56 56 56

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	DIRECTORS AND EXECUTIVE OFFICERS

EXECUTIVE COMPENSATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  SHAREHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRINCIPAL ACCOUNTING FEES AND SERVICES	57 57 57 57 57

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES	58 60

PART I

Introduction — Forward-Looking Statements

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

  trends in the semiconductor industry that are driving growth for our products, including the adoption of copper as an interconnect material, spray processing supplanting immersion technologies and the continued expansion of the wafer level packaging market,
  Semitool's solutions and strategies for electrochemical deposition, wafer surface preparation and wafer level packaging, including our intent to continue investing in research and development to maintain and expand our position as a technology leader in those markets, our plan to develop new technologies, including porous silicon, 3D packaging and wafer thinning, to enable us to enter emerging markets and provide innovative solutions, our plan to leverage our Raider platform with both our current and potential new customers and in new markets, our plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with other semiconductor device manufacturers, our intent to expand our sales and support organization to broaden customer reach, particularly in Asia, and the potential for growth in those markets, our anticipation of continued strong sales in the Asian market in fiscal 2007, the performance and acceptance of our products, including the continued technological improvement of our tools and the success of our Raider platform, manufacturing strategy, including our vertical manufacturing structure and manufacturing strategies for increasing performance reliability and yields while reducing the cost of ownership of our tools, competition, including our ability to compete favorably with companies significantly larger than we are, our efforts to protect our intellectual property portfolio and intent to continue to file patent applications to protect that intellectual property, the adequacy of our existing manufacturing facilities,
  the ability to maintain our worldwide sales, service and customer support organizations, and the impact of litigation on our business, including patent disputes.

        Other forward-looking statements made below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere include statements relating to:

  accounting policies and estimates and the effects of new accounting standards, research and development expenses, including expected fluctuations in such expenses in absolute dollar amounts and as a percentage of net sales, and our expectation of continued funding of research and development to attain technology leadership in our industry, the expected geographic sales mix of our products, including our anticipation of strong sales in Asia in fiscal 2007, the expectation that our transition to a direct sales and service presence in Asia will improve our profitability, estimates of capital expenditures and the sufficiency of funds and sources of financing to make expected capital expenditures through fiscal 2007, the impact of various factors on gross margin,
  inventory management,
  the sufficiency of funds and the ability to finance activities, including sources of liquidity, our expectation that existing debt financing arrangements and cash flows generated from operating activities will be sufficient to fund operations at current and projected levels, and our expectation that, if additional financial resources are required, we will have the ability to issue securities from our shelf registration statement, issue other financial instruments or borrow money.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties are detailed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1.  Business

Overview

        We design, manufacture, install and service highly-sophisticated equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

        Semitool, Inc., a Montana corporation, was founded in 1979 and is headquartered in Kalispell, Montana. Our mailing address is 655 West Reserve Drive, Kalispell, MT 59901 and our telephone number is 406-752-2107. Additional information about the Company is available on our Web site at http://www.semitool.com. On our Investor Relations page on our Web site, we post the following filings as soon as practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our own Investor Relations web page are available to be viewed free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. Our Form 10-K and other filings also are available at the Securities and Exchange Commission’s Web site at http://www.sec.gov.

Industry Background

        Growth in the semiconductor industry is driven by the global demand for semiconductor devices that are incorporated in a broad array of electronics devices such as personal computers, network servers, digital televisions, audio systems including MP3 players, personal digital assistants, cellular phones, GPS devices and other wireless communications devices. The market for semiconductor equipment used to fabricate semiconductor devices has also experienced significant growth, driven by greater demand for, and increasingly higher performance of, semiconductor devices. Though subject to a high degree of cyclicality due to periods of excess supply or demand for semiconductor equipment, semiconductor devices and semiconductor fab capacity utilization, the market for semiconductor equipment is characterized by rapid technological development and product innovation. As a result, to meet new technological advancements, semiconductor device manufacturers may purchase new semiconductor equipment despite the timing of the market cycle.

Semiconductor Manufacturing Process Overview

        Semiconductor devices consist of millions of microscopic transistors and other components that electronically store information and allow the execution of instructions used to operate electronic devices. Fabrication of ICs involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment, chemical media, and materials. The fabrication process includes, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films. After the deposition of each film layer, the fabrication process continues with repeated cleaning, stripping and etching processes to prepare the surface for the next process. When completed, the wafer may contain several hundred ICs, which are traditionally then separated by a dicing process. The ICs are then packaged by connecting them to pins using metal wires or contacts and encapsulating the ICs in a polymer. In an effort to reduce the size of packaged ICs, some manufacturers are using newer packaging processes such as wafer level packaging, which allows for packaging of ICs before they are singularized. The packaged semiconductor devices can then be placed into an electronic product, such as a cellular phone or other portable electronic device.

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

        An IC’s interconnect wiring establishes the connections between transistors within an IC to external devices. Interconnects are formed by the deposition of metal film layers, such as copper, on the surface of a wafer. The deposition step occurs numerous times throughout the manufacturing process, with advanced ICs possessing seven or more metal film layers. As device dimensions continue to shrink, the connections between transistors add noticeably more delay to IC processing speeds, due to the intrinsic resistance and capacitance of the interconnect material. Copper is the material of choice in such situations and practically all 300mm fabs use copper plating equipment. However, copper, unlike aluminum, is difficult to handle due to a negative reaction in direct contact with silicon, which leads to lower yield and potentially contaminates other manufacturing processes. As a result, copper-based manufacturing requires more critical surface preparation steps and special processing techniques to provide complete isolation of the copper material.

Trends in Semiconductor Manufacturing

        There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

        Smaller Device Features for Lower Cost and Higher Performance. Semiconductor device size has followed Moore’s Law which states that on average every 18 months a device doubles in power and shrinks 50%. The continuing trend towards more advanced electronics applications has spurred the industry’s transition to smaller device features, enabling lower cost per IC, as more ICs can be fabricated on each wafer. Additionally, smaller device features operate at higher speeds and require less power. As the industry moves to 65 nanometer feature sizes and below, the IC fabrication process becomes significantly more complex, requiring more stringent manufacturing specifications and lower acceptable margins of error. In particular, the fabrication process becomes more susceptible to ever smaller particles, requiring the use of more advanced surface preparation equipment. Also, manufacturing smaller IC interconnects often requires the use of equipment specifically designed for copper processing.

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

        Increased Use of 300mm Wafers to Reduce Manufacturing Costs. Leading semiconductor device manufacturers are investing in 300mm wafer fabs. The 125% more surface area of 300mm compared to 200mm wafers has led to higher manufacturing efficiency and lower cost per IC due to the economies of scale that IC manufacturers achieve by processing additional die per wafer. Processing a larger surface area requires an additional level of control and precision, which necessitates the purchase of semiconductor equipment that is specifically targeted for the processing of 300mm wafers.

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

        Wafer Level and Other Advanced Packaging Enable Smaller Portable Products. New packaging technologies, including wafer level packaging, are being developed by the industry to enable smaller portable products such as GPSs, MP3 players, mobile phones and radio frequency identification, or RFID, tags. Advanced packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology. Advanced packaging uses fabrication processes similar to IC fabrication and includes, among others, ECD for connective solder or gold bumps, photoresist stripping and under-bump metal etching.

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

        Technology Leadership. We are able to leverage our extensive expertise in wet chemical processing and over 27 years of experience building and supporting production-proven semiconductor manufacturing equipment. We utilize our advanced modeling techniques in the design of our reactors to address an increasingly complex manufacturing process. We have a strong intellectual property portfolio with 322 U.S. patents issued and approximately 193 U.S. patents pending.

        Comprehensive Product Portfolio. We provide a broad suite of advanced, highly-sophisticated, innovative processing systems that include surface preparation and ECD equipment. Our batch and single-wafer processing systems for wet cleaning, stripping and etching feature our proprietary spray and immersion technologies, as well as our unique, proprietary process chamber designs. We use advanced computational techniques to design a variety of applications, including plating chambers, and our proprietary Capsule technology for back-side and bevel-edge cleaning of copper contamination.

        Raider Platform. Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation and ECD applications. Our proprietary platform is configured in a linear design, coupled with our own robotic technology, allowing for up to 12 interchangeable discrete process chambers. The Raider platform also features no-teach robot technology which results in reduced installation and maintenance costs.

        Vertically-Integrated Manufacturing and Design Capabilities. Our manufacturing operations are selectively vertically-integrated to include metals and plastics fabrication and finishing capabilities, component manufacturing and final product test and assembly and extensive product development capabilities. Our facilities feature high-volume manufacturing lines that provide short lead time delivery of our products. In addition, we perform product development and prototyping internally. This strategy reduces our products’ time to market and helps lower our design and manufacturing costs.

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

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technology leader in surface preparation and ECD. Our goal is to deliver leading-edge technical innovation to our customers by focusing on performance, improved system reliability, yield enhancement and a low cost of ownership. We plan to develop new technologies, such as porous silicon, to enable us to enter emerging markets and provide innovative solutions to meet customer needs.

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

        Leverage Strategic Relationships. For over 27 years, we have focused on satisfying the needs of worldwide semiconductor device manufacturers and establishing long-term relationships with our customers. We work with select customers at the concept and design stages to identify and respond to their requests for current and future generations of products. These close working relationships allow us to understand and address the performance and cost expectations of our customers. We plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with additional semiconductor device manufacturers.

        Expand Our Asian Market Presence. During the past several years we have expanded our presence in Asia, and revenue from Asia now comprises a significant percentage of our total net sales. We currently have sales organizations in Singapore, Japan, Taiwan, Korea, and China, and we intend to continue to expand our sales and applications support organization to broaden our customer reach. We believe that the Asia region, in particular Taiwan and China, has the potential for additional significant long-term growth. Our sales, marketing and service strategy is to expand our installed base of equipment with existing and potential new customers in these regions.

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

        Our surface preparation systems incorporate our innovative cleaning technology, such as our new megasonic cleaning chamber and our new precision etch chamber. Through the use of its enclosed architecture, our processing chambers are able to process a wafer in a more effective and comprehensive fashion. For example, for cleaning applications, our solutions are able to more effectively clean all aspects of the wafer, including the top, bottom and wafer edge using our bevel-edge cleaning capability. In addition, our closed chamber architecture is able to more efficiently retain evaporable components, thus reducing chemical consumption leading to significant cost savings.

        For electroplating applications, we leverage our advanced techniques in the design of our proprietary copper pellet anode assemblies and membrane technology to provide low cost copper to the flash and memory markets. Our multiple anode assemblies enable radially controlled current density during the electroplating process, leading to a more controllable process for depositing copper film on the surface of a wafer allowing the optimal match of the copper film to the planning characteristics of the downstream CMP process step.

Products

        Our broad product suite of highly-sophisticated, innovative processing systems leverages our core wet chemical processing expertise and our years of experience in manufacturing and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are single-wafer and batch cleaning, stripping and etching equipment and single-wafer plating equipment, primarily for the deposition of copper, lead or lead-free solder.

Surface Preparation Products

        Our multi-chamber, single-wafer processing systems for wet cleaning, stripping and etching are designed with a linear arrangement of the processing chambers for high volume production and, like our ECD chambers, utilize the Raider platform. The platform modularity reduces downtime and increases wafer throughput providing the customer with an overall lower cost of ownership. These systems are available to accommodate 200mm and 300mm wafer sizes. During the year, we shipped Raider SP units with our Nano-Megs technology, which allows the use of a megasonic device to clean the wafer surface without damage to the nano-sized features of the ICs. We also shipped single-wafer tools capable of providing our HydrOzone process for more cost effective cleans of the wafer surface. Selling prices for these systems range from $700,000 to $3.0 million.

        Our batch systems for wet cleaning, stripping and etching applications include semi- and fully-automated systems and use our proprietary spray technology to deliver the chemicals, deionized water and gases to the wafer surface in an enclosed chamber. The wafers are rotated, on axis, and showered by a sequenced spray of chemicals and heated nitrogen gas to process and dry the wafers. This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time. Our cost-effective ozone and deionized water-based cleaning process, called HydrOzone, is available on selected systems. This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time, reduced water consumption, and minimize chemical waste costs. These systems are available to accommodate 150mm, 200mm and 300mm wafer sizes in up to 50 wafer batches. Selling prices for these systems range from under $15,000 to $2.7 million.

RAIDER SP

        Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation applications. Our proprietary platform is configured in a linear design, coupled with our robotic technology, allowing for up to 12 interchangeable discrete process chambers. The Raider platform also features Nano-Megs cleaning capability, combined with the ability to use the single-wafer version of our HydrOzone or FluorOzone processes. The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry. The tool can be equipped with our proprietary Capsule II chamber, which allows side-selectable processing. In addition, the system can also be equipped with spray, immersion, megasonic, or vapor process chambers. Applications include wafer backside, bevel-edge clean for removal of unwanted copper and other contamination, post-etch polymer removal, critical pre-deposition cleans, metal etching and Front End Of Line (FEOL) cleans. The Raider SP is available to accommodate 200mm and 300mm wafer sizes.

SPECTRUM

        The Spectrum is an advanced automated batch processing system for cleaning, stripping and etching applications. Its compact modular design features high throughput, flexible process formats and precise control for low cost of ownership. In addition to our proprietary spray processing modules, the Spectrum can be equipped with immersion and surface tension gradient dry capabilities. It can be configured to use either corrosives, solvents or our proprietary HydrOzone-based processes for polymer removal, photoresist strip and critical cleaning applications. The Spectrum is available to accommodate both 200mm and 300mm wafer sizes.

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

Electrochemical Deposition Systems

        Our single-wafer ECD systems incorporate proprietary electroplating technology on a multi-chamber platform that processes one wafer per chamber. ECD applications include copper interconnect for logic and memory ICs, gold bumps for high speed communication ICs, lead and lead-free solder bumps for advanced wafer level packaging and deep via plating for 3-D chip stacking applications. Our leading single-wafer design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration. These systems generally include a combination of ECD and surface preparation process chambers to address a customer’s specific application. These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers’ capacity requirements. Selling prices of these systems typically range from approximately $700,000 to $4.7 million.

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

Customers, Sales and Marketing

        Our customers include leading global semiconductor manufacturers. The following is a representative list of our largest customers in fiscal 2006:

Advanced Micro Devices Amkor Anadigics Atmel Casio Cree Cypress Semiconductor	Freescale Semiconductor Hitachi Infineon Intel Magic Technologies Micron/IM Flash/Tech National Semiconductor	Nepes Qimonda Semiconductor Mfg. Intl. Corp Spansion STMicroelectronics Texas Instruments United Microelectronics Corporation

        Our top ten customers accounted for 54.0%, 58.2% and 56.9% of net sales in fiscal 2006, 2005 and 2004, respectively. Advanced Micro Devices accounted for 13.8% and 16.7% of net sales in fiscal 2006 and fiscal 2005, respectively. No customer accounted for over 10% of net sales in fiscal 2004.

        International sales, primarily in Europe, Asia and Japan, accounted for approximately 62.5%, 72.7 % and 51.8% of net sales for fiscal 2006, 2005 and 2004, respectively. The relative proportion of international sales to total net sales increased in fiscal 2005 primarily due to increasing shipments of our Raider systems to Asia after declining in fiscal 2004 because initial shipments of the Raider systems, and our licensing fees, were in North America. We have direct sales and customer support organizations located in the United States, Europe, Japan, Singapore, Korea, Taiwan and China, and for some products, we utilize on a selective basis both independent representatives and distributors. We are currently expanding our direct sales and service organizations in Taiwan and China.

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

Backlog and Deferred Revenue

        Consolidated orders backlog was $85.3 million as of September 30, 2006. We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are subject to cancellation or rescheduling by customers with limited or no cancellation fees. During periods of downturns in the semiconductor industry, we have experienced significant cancellations and delays.

        Our deferred revenue primarily relates to equipment shipped to customers that has not been accepted by the customer. Revenue on those shipments is recognized as sales when acceptance is received. As of September 30, 2006, deferred revenue was $14.4 million.

        As a result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays, and acceptances of shipped equipment carried in deferred revenue, the backlog at any particular date and the orders bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period.

Manufacturing

        Most of our manufacturing is conducted at our facilities located near Kalispell, Montana. Our manufacturing operations are selectively vertically integrated to include metals and plastics fabrication and finishing capabilities, component parts and final product assembly, and extensive product development capabilities. Manufacturing personnel work closely with product development engineers to enhance manufacturability and facilitate the transition from prototype to full-scale production. Our high-volume manufacturing lines provide responsive lead time delivery of our products. Component and product prototyping typically is performed internally, reducing the time to market for new products and product enhancements. During the year we increased our manufacturing ability with the purchase of a 72,000 square foot facility near Kalispell. This building contains our fabrication departments and provides more space for the assembly area in our main facility. We also completed our facility in Salzburg, Austria which has space for light manufacturing and a repair facility.

Research and Development

        We believe that timely development of products is necessary to remain competitive in an equipment market characterized by rapid technological change and product innovation. We devote significant resources to programs directed at developing new and enhanced products, as well as new applications for existing products. We maintain extensive demonstration and process development laboratories at our facilities in Montana, including three lab areas for demonstrating, testing and developing products. Research and development personnel work directly with customers, vendors, and research institutes to develop new processes and to design and evaluate new equipment.

        Research and development, which is expensed as incurred, was approximately $24.5 million, $19.7 million and $15.1 million in fiscal 2006, 2005 and 2004, respectively. As a percentage of our net sales, these expenses represented approximately 10.1%, 10.4% and 10.8% in each of these fiscal years, respectively. Our research and development efforts were focused on the following projects which include FEOL cleaning applications, edge cleaning processes and equipment and integrated megasonic cleans. ECD R&D focused on the development of proprietary processes and power supply hardware to provide arbitrary wave form and dynamic current control for damascene plating, direct-on-barrier and thin seed layer processes, porous silicon processes and equipment and deep via applications. R&D projects also included mini-batch vacuum furnace/anneal and Thru Silicon Via (TSV) plating required for three dimensional chip stacking. During fiscal 2006, we and other semiconductor equipment companies and research institutes formed a consortium called EMC 3D, whose mission is to develop the processes and equipment needed for TSV technology.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological change. Significant competitive factors in the semiconductor equipment and related markets in which we compete include: system performance, quality and reliability, cost of using our equipment, ability to ship products to meet customer schedules, timeliness and quality of technical support service, our success in developing new and enhanced products, pricing and payment terms. We face substantial competition from established companies, some of which have greater financial, marketing, technical and other resources, broader and integrated product lines, more extensive customer support capabilities, larger sales organizations and greater installed customer bases. Our primary competitors in ECD include Applied Materials, Inc. and Novellus Systems, Inc.

        In wet surface preparation applications, our competition includes Dainippon Screen Manufacturing Co., FSI International, Inc., SEZ Holding, AG and Tokyo Electron, Ltd.

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

        We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 322 U.S. patents, some with pending foreign counterparts, have approximately 193 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. We have had an active patent program since the Company’s inception; consequently, the duration of our patent portfolio is staggered due to various initial filing dates for individual patents. Our patent portfolio is not dominated by any particular patents. We consider the strength of the overall portfolio to be more important than the strength of any particular patent. In fact, many patents are part of our “patent families” and it is difficult, if not impossible, to make any assessment regarding the “materiality” of one patent in that family over another. Even if a patent is not used offensively to prevent a competitor from practicing the same art, it may still provide a deterrent against a competitor’s potential patent infringement claim against us.

Employees

        As of September 30, 2006, we had 1,312 full-time and temporary employees worldwide. Our employees are not represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Environmental Matters

        We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous waste. Our compliance with federal, state and local provisions regulating the discharge of materials into the environment, and the remedial actions we have taken with respect to environmental regulations, have not had, and are not expected to have, a material effect on our business, financial condition, results of operations and cash flows.

Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position
Raymon F. Thompson (1) Larry E. Murphy (2) Timothy C. Dodkin (3) Larry A. Viano (4) James L. Wright (5)	65 47 57 52 43	Chairman of the Board and Chief Executive Officer President and Chief Operating Officer Executive Vice President Vice President, Chief Financial Officer Vice President, Manufacturing

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

(5)     James L. Wright joined us in 2003 as our Director of Operations and has served as our Vice President of Manufacturing since March 2006. Prior to joining us, Mr. Wright worked for eight years at Applied Materials as a Senior Operations Manager for the Copper, PVD and Systems Division.

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

We have incurred significant net losses in the past. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure that we will be able to maintain the profitability that we achieved in the past three fiscal years. It is possible that in future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline.

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

During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high priced systems. The selling prices of our systems range from under $700,000 to in excess of $4.7 million. Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

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

During downturns, the semiconductor equipment industry typically experiences a more pronounced percentage decrease in revenues than the semiconductor industry. A prolonged downturn can seriously affect our net sales, gross margin and results of operations. In addition, during downturns, it is critical to appropriately align our cost structure with prevailing market conditions, to minimize the effect of such downturns on our operations, and in particular, to continue to maintain our core research and development programs. If we are unable to align our cost structure in response to such downturns on a timely basis, or if such implementation has an adverse impact on our business, then our financial condition, results of operations and cash flows may be negatively affected to an even larger extent during industry downturns.

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

We have experienced periods of significant growth and decline in net sales. Our net sales increased 27.7% from approximately $190.4 million in fiscal 2005 to approximately $243.2 million in fiscal 2006. However, there have been periods of significant declines in net sales; for example, our net sales decreased 51.8% from approximately $256.5 million for fiscal 2001 to approximately $123.7 million for fiscal 2002. In addition, our consolidated orders backlog increased 39.2% from approximately $61.3 million at September 30, 2005 to $85.3 million at September 30, 2006. If we are unable to effectively manage periods of rapid decline or sales growth, our business, financial condition, results of operations and cash flows could be significantly harmed.

Our deferred revenue and orders backlog may not result in future net sales.

Revenue recognition guidance requires that revenue and the associated profit from the sale of newly introduced systems, systems sales into new customer environments and substantive installation obligations that are subject to contractual customer acceptance provisions are deferred until the customer has acknowledged their acceptance of the system. If the system does not meet the agreed specifications and the customer refuses to accept the system, the deferred revenue and associated deferred profit will not be realized and we may be required to refund any cash payments previously received from the customer, which may harm our business, financial condition, results of operations and cash flows.

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

Our ten largest customers accounted for approximately 54.0%, 58.2% and 56.9% of net sales in fiscal 2006, 2005 and 2004, respectively. There is a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a relatively small number of large companies for a significant portion of our net sales. Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by large customers could have a significant impact on our cash flows.

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

Our Raider platform accounts for a substantial portion of current and anticipated sales.

We have leveraged our Raider platform to address both surface preparation and ECD applications. In fiscal year 2006, the Raider platform accounted for approximately 70% of our tool revenues. We expect that revenue from our Raider platform will continue to account for a significant portion of our revenue. Accordingly, if the Raider platform was adversely affected by its own performance, price or total cost of ownership, or the availability, functionality and price of competing products and technologies, that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 62.5%, 72.7% and 51.8% in fiscal 2006, 2005 and 2004, respectively. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

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

We manufacture substantially all of our equipment at two facilities and any prolonged disruption in the operations of either facility could have a material adverse effect on our net sales.

We manufacture substantially all of our equipment in our manufacturing facilities located near Kalispell, Montana. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of either of our manufacturing facilities, whether due to technical or labor difficulties, destruction or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot provide timely delivery of our systems, our business, financial condition, results of operations and cash flows would be adversely affected to a significant extent.

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

We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 322 U.S. patents, some with pending foreign counterparts, have approximately 193 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Furthermore, certain types of intellectual property are country-specific; for example, U.S. patents provide protection in the U.S. but generally do not provide protection outside the U.S. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although we are not aware of any potential infringement by our products of any patents or proprietary rights of others, further commercialization of our technology could provoke claims of infringement from third parties.

In addition, we rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. These agreements could be breached and we may not have adequate remedies for any such breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

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

In fiscal 2006, approximately 62.5% of our net sales were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, China and Korea. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, in many countries other than the U.S., the public disclosure of an invention prior to the filing of a patent application for the invention would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications may remain confidential during the patent prosecution process in certain cases, the contents of a patent application may be published before a patent is granted, which provides competitors an advanced view of the contents of applications prior to the establishment of patent rights. For these and other reasons, we also have not filed patent applications in these countries to the same extent that we file in the U.S. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, particularly our Chairman and Chief Executive Officer, Raymon F. Thompson, or our President and Chief Operating Officer, Larry E. Murphy, could harm our business and operating results. We do not have key person life insurance on any of our executives. Further, to support future growth, we will need to attract and retain additional qualified employees. The pool of qualified applicants is limited and it can be difficult to hire and relocate personnel from other areas. Competition for such personnel can be intense, and we may not be successful in attracting and retaining qualified senior executives and other employees.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

        We own two manufacturing facilities located on sites near Kalispell, Montana with approximately 251,000 square feet in the aggregate. Additionally, we own two manufacturing facilities located in Libby, Montana housing approximately 20,000 square feet in the aggregate. We also own a facility located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary, which we are currently expanding by 10,000 square feet for a total of 32,000 square feet. We constructed a 29,000 square-foot production and office building in Salzburg, Austria, which we occupied in December 2005. We believe that our existing manufacturing facilities along with our anticipated expansion will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We own an office building in Cambridge, UK, which serves as our European headquarters for sales and customer support. We also lease 12 other smaller facilities worldwide, which are used as sales and customer service centers.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol “SMTL” on the Nasdaq Global Market. The approximate number of shareholders of record at December 1, 2006 was 125 and the reported last sale price on that date of our common stock on the Nasdaq Global Market was $13.59. The high and low sales prices for our common stock reported by the Nasdaq Global Market are shown below.

	Common Stock Price Range Fiscal Year Ended September 30,
	2006		2005
	High	Low	High	Low
First Quarter	$10.98	$7.78	$9.84	$6.75
Second Quarter	$13.65	$10.44	$11.74	$7.98
Third Quarter	$12.39	$8.54	$10.99	$8.70
Fourth Quarter	$11.27	$8.00	$9.50	$7.90

Since our initial public offering of common stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

	Year Ended September 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$243,218	$190,373	$139,627	$117,048	$123,687
Gross profit (1)	112,919	96,969	77,421	35,254	59,083
Income (loss) from operations	14,770	10,714	10,876	(35,269)	(24,463)
Net income (loss)	9,836	10,050	7,354	(21,151)	(14,238)
Diluted earnings (loss) per share	0.31	0.35	0.25	(0.74)	(0.50)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	17,347	7,032	22,354	27,935	40,840
Working capital (1)	114,863	83,620	78,287	73,108	90,997
Total assets	232,396	178,680	181,300	138,774	183,663
Short-term debt	3,680	292	225	228	435
Long-term debt and capital leases	4,699	3,111	2,089	2,322	2,912
Shareholders' equity	161,024	120,421	109,843	100,677	121,422

(1)	In the fourth quarter of fiscal 2003, we wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform.

Item 7.  Management’s Discussion and Analysis of Financial Condition andResults of Operations

Overview

We design, manufacture, install and service highly-sophisticated equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

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

A summary of key factors that impacted our financial performance during fiscal year 2006 includes:

  Our fiscal 2006 bookings were $259.3 million and include $158.0 million in bookings for our Raider platform. Fourth quarter fiscal 2006 bookings were $65.6 million. Our consolidated orders backlog of $85.3 million and deferred revenue of $14.4 million resulted in a revenue backlog of $99.7 million.

  Shipments in fiscal 2006 were $235.3 million including $131.2 million from Raider shipments.

  Net income was $9.8 million, or 4.0%, on net sales of $243.2 million in fiscal 2006 compared with net income of $10.1 million, or 5.3%, on net sales of $190.4 million in fiscal 2005.

  Our gross margin declined to 46.4% of net sales, down from 50.9% in fiscal 2005.

  Cash, cash equivalents and marketable securities were $17.3 million at September 30, 2006, an increase of $10.3 million from $7.0 million at September 30, 2005.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Year Ended September 30,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.6%	49.1%	44.6%

Gross profit	46.4%	50.9%	55.4%

Operating expenses:
Selling, general and administrative	30.3%	34.9%	36.8%
Research and development	10.1%	10.4%	10.8%

Total operating expenses	40.4%	45.3%	47.6%

Income from operations	6.0%	5.6%	7.8%
Other income (expense)	--%	2.0%	(0.1)%

Income before income taxes	6.0%	7.6%	7.7%
Income tax provision	2.0%	2.3%	2.4%

Net income	4.0%	5.3%	5.3%

Fiscal 2006 Compared with Fiscal 2005 and Fiscal 2004

Net Sales

	Year Ended September 30,
	2006	2005	2004
	(Dollars in millions)
Net Sales	$243.2	$190.4	$139.6
By Product Line:
Semiconductor equipment	$242.5	$190.3	$128.8
License fees	0.7	0.1	10.8
By Geographical Distribution, percentage of net tool sales:
North America	31.6%	18.8%	46.4%
Europe	26.9%	27.8%	27.7%
Asia, including Japan	41.5%	53.4%	25.9%

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and royalties. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the product is an existing tool to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SAB 104, “Revenue Recognition” have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new products or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue. License fee revenue represents license initiation fees for our seed layer enhancement patents and other technologies that we licensed.

Net sales increased 27.7% or $52.8 million to $243.2 million for fiscal 2006 as compared to $190.4 million in fiscal 2005. In general, business activity levels have increased in fiscal 2006 as compared to fiscal 2005 as all product lines showed improvement over fiscal 2005 levels. Revenue from both shipments and acceptances of single-wafer surface preparation Raiders for Front End of Line (FEOL) and Back End of Line (BEOL) cleans applications and ECD Raiders for interconnect applications accounted for almost 60% of fiscal 2006 sales and for more than 70% of the increase in sales over fiscal 2005 levels. Our Raider tool base continues to expand, allowing us to recognize more revenue upon tool shipment as is evidenced by the 69% increase in revenue from shipments in fiscal 2006 as compared to fiscal 2005 and the 26% decrease in revenue from tool acceptances from fiscal 2005. Spare Parts sales contributed more than 11% to the increase in fiscal 2006 revenues while sales at our Rhetech subsidiary added almost 10% to the increase in revenues over fiscal 2005 levels.

Net sales increased $50.8 million to $190.4 million in fiscal 2005 as compared with $139.6 million in fiscal 2004. Most product lines showed improvement over fiscal 2004 levels. The primary driver of the increase in fiscal 2005 net sales was increasing sales of both single-wafer surface preparation Raiders and ECD Raiders for copper interconnect and advanced packaging applications, which accounted for approximately 95% of the $50.8 million increase in net sales. Improved automated batch tool sales partially offset non-recurring license initiation fees of $10.8 million received in fiscal 2004 as a result of our seed layer enhancement patent litigation.

Geographically, the Asian markets continue to be our leading market area, although we see additional opportunity in Asia when we compare ourselves to the rest of the industry. In fiscal 2006, 41.5% of our tool sales were in Asia as compared to 53.4% in fiscal 2005 and 25.9% in fiscal 2004. We continue to place a strong focus on our sales and marketing efforts in this region and anticipate strong sales in the Asian market in fiscal 2007.

Tool sales rose sharply in North America, climbing to almost one-third of fiscal 2006 tool sales. In fiscal 2005 more than half of our tool sales were derived from Asia while North America accounted for only 18.8% of tool sales. In fiscal 2004, North American tool sales accounted for approximately half of our tool sales.

European tool sales dipped slightly from fiscal 2005 and fiscal 2004 levels, but still accounted for more than 25% of tool sales in fiscal 2006.

Gross Profit

	Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Gross profit	$112,919	$96,969	$77,421
Percentage of net sales	46.4%	50.9%	55.4%

Gross profit increased $16.0 million or 16.4% in fiscal 2006 compared to fiscal 2005. Fiscal 2005 gross profit increased $19.5 million or 25.2% compared to fiscal 2004 gross profit of $77.4 million.

Gross profit increased in absolute dollars in fiscal 2006 because of higher sales volumes but declined by 4.5 percentage points from fiscal 2005. The gross margin percentage was negatively impacted by selected tool installations of new applications for first-time customers. One-time pricing incentives coupled, in certain instances, with increased manufacturing costs, impacted the gross margin by approximately four percentage points in fiscal 2006. The gross margin benefited slightly by a one-time order cancellation fee in the second quarter while increased warranty and installation costs also reduced the gross margin by approximately one percentage point in fiscal 2006.

Gross profit increased in absolute dollars in fiscal 2005 and declined by 4.5 percentage points from fiscal 2004. The fiscal 2004 gross margin was favorably impacted by the license initiation fees discussed above. Exclusive of the license initiation fees, gross margin would have been essentially flat year over year, declining less than one percentage point. The variability in gross margin year over year is primarily related to product mix as spare parts and service sales contributed a higher percentage to overall sales revenues in fiscal 2004 than in fiscal 2005. Spare parts and service sales typically provide for a higher gross margin than do tool sales.

Fiscal 2004 gross margin was favorably impacted by approximately 1.0 percentage point due to the sale of tools that contained certain parts that had been previously written-down. Revenues on those sales totaled $9.0 million.

Selling, General and Administrative

	Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Selling, general and administrative	$73,624	$66,513	$51,398
Percentage of net sales	30.3%	34.9%	36.8%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses increased $7.1 million in fiscal 2006 as compared with fiscal 2005 and increased $15.1 million in fiscal 2005 as compared with fiscal 2004. As a percentage of net sales, SG&A expenses declined to 30.3% in fiscal 2006 down from 34.9% in fiscal 2005 and from 36.8% in fiscal 2004.

Employment costs increased $7.1 million in fiscal 2006 as compared with fiscal 2005 as we increased staff to support expanded business activity and recorded stock-based compensation expense. In fiscal 2006, we completed our plan to transition from using an outsourced sales representative in Taiwan and China to maintaining a direct sales and customer service presence in those locations. As a result, we saved an estimated $1.2 million in sales representative commission expense in Taiwan and China in fiscal 2006. The combination of commission expense and direct expenses associated with our transition to a direct sales and service presence in Taiwan and China has resulted in some duplication of expenses but we expect this change from a variable cost structure to a fixed cost structure will improve our profitability in the future. Professional Fees decreased 29% in fiscal 2006 reflecting reduced audit and compliance fees related to the Sarbanes-Oxley Act of 2002. Travel and other expenses related to expanded business activity and customer support increased. These increases were partially offset by decreased legal costs.

Employment costs increased approximately $6.0 million in fiscal 2005 as compared to fiscal 2004 as we restored wages from previously imposed pay reductions, increased staff to support expanded business activity and accrued for profit sharing bonuses. Commission expense, primarily related to increased sales activity in Asia, increased more than $4.0 million in the year over year comparison. Legal expenses declined approximately $3.0 million as plaintiff litigation related to our seed layer enhancement patents concluded in early fiscal 2005. Increased professional fees primarily related to increased audit and Sarbanes-Oxley Section 404 compliance offset the reduction in legal costs. Sarbanes-Oxley and audit compliance fees were in excess of $2.6 million, more than triple our fiscal 2004 costs. Travel and other expenses increased related to the overall increase in business opportunity and activity.

Research and Development

	Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Research and development	$24,525	$19,742	$15,147
Percentage of net sales	10.1%	10.4%	10.8%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $4.8 million in fiscal 2006 as compared to fiscal 2005 and increased $4.6 million in fiscal 2005 as compared to fiscal 2004.

Prototype expenses increased approximately $1.3 million in fiscal 2006 as we expanded our research and development efforts. Our research and development efforts were focused on the following projects which include FEOL cleaning applications, edge cleaning processes and equipment and integrated megasonic cleans. ECD R&D focused on the development of proprietary processes and power supply hardware to provide arbitrary wave form and dynamic current control for damascene plating, direct-on-barrier and thin seed layer processes, porous silicon processes and equipment and deep via applications. R&D projects also included mini-batch vacuum furnace/anneal and Thru Silicon Via (TSV) plating required for three dimensional chip stacking. During fiscal 2006, we and other semiconductor equipment companies and research institutes formed a consortium called EMC 3D, whose mission is to develop the processes and equipment needed for TSV technology. Depreciation expense increased approximately $1.6 million as we replaced older technology tools in our demonstration laboratories with new generation Raider platform tools. Employment costs increased approximately $1.4 million in the year to date comparison reflecting increased staff levels and stock-based compensation expense. General operating expenses increased reflecting expanded business activity.

Prototype expense increased almost $1.8 million in fiscal 2005 as we worked on a number of projects. Surface preparation R&D projects included FEOL cleaning applications, immersion processes, single-wafer megasonic cleans, single-wafer ozone cleans and hydrofluoric vapor cleans. ECD R&D focused on the development of a lead-free solder application and hardware, membrane technology to control the cost of chemicals used in plating, work on deep via plating to be used in 3-D chipstacking applications and seed layer enhancement. Batch process R&D projects included wafer thinning processes and automated FOUP (Front Opening Unified Pod) cleaning processes and hardware. Labor expense increased approximately $1.4 million as a result of the reversal of a wage reduction in effect in fiscal 2004, staffing level increases and profit sharing accruals. R&D depreciation expense increased almost $1.3 million as we replaced older technology tools in our demonstration laboratories with Raider platform tools.

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

Other Income (Expense)

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
Interest income	$493	$309	$332
Interest expense	(479)	(122)	(148)
Foreign exchange gain (loss)	(148)	(64)	(422)
Other	17	3,670	99

Total other income (expense)	$(117)	$3,793	$(139)

Net other income (expense) decreased to a net expense of $117,000 in fiscal 2006 from a net income of $3.8 million in fiscal 2005. In October 2004, we received a seed layer enhancement litigation settlement payment of $2.9 million from Novellus Systems, Inc. which accounts for most of the year over year change. Interest expense increased in fiscal 2006 to $479,000 from $122,000 in fiscal 2005 and $148,000 in fiscal 2004 because we periodically used our $30 million line of credit in fiscal 2006 to support expanding business activity. We reported a minimal foreign exchange loss in fiscal 2006 and fiscal 2005. In fiscal 2004, we reported foreign exchange losses because of fluctuations in the Yen, Euro and the British pound.

Income Taxes

	Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Income tax provision	$4,817	$4,457	$3,383
Effective tax rate	33%	32%	31.5%

Our estimated effective tax rate increased to 33% in fiscal 2006 as compared to 32% in fiscal 2005 and 31.5% in fiscal 2004. The effective tax rate in fiscal 2006 is higher compared to the rate used for fiscal 2005 because the Federal Research Credit expired in December 2005. As of September 30, 2006, no extension of the Research Credit had been enacted by Congress.

The expensing of stock-based awards in accordance with SFAS No. 123(R) “Share-Based Payment,” and the limited deductibility of those awards in some jurisdictions, also contributed to the increase in our effective tax rate for fiscal year 2006.

We recognized a Research and Experimentation Credit of approximately $186,000 in the first quarter of fiscal 2005. Legislation to extend the Credit was signed into law after September 30, 2004; therefore we were unable to recognize the Credit in fiscal 2004 when it was generated. This resulted in a recorded tax rate of 30.7% for fiscal 2005.

The effective tax rate reflects our underlying profitability, the regions where income and expenses are recorded and the respective tax rates imposed. Our effective tax rate is based on current business outlook, including our continued and substantial investments in research and development programs qualifying for the Research Credit (through the expiration in December 2005), and our expectations of earnings from operations in lower-tax jurisdictions throughout the world.

Backlog and Deferred Revenue

	September 30,
	2006	2005	2004
	(Dollars in millions)
Backlog	$85.3	$61.3	$37.7
Percentage change in backlog
year over year	39.2%	62.6%	89.4%
Deferred revenue	$14.4	$23.5	$44.0
Percentage change in deferred revenue
year over year	(38.7)%	(46.6)%	311.2%

Approximately 74% of our current backlog is for Raider tools. Deferred revenue decreased $9.1 million at September 30, 2006 as compared with September 30, 2005 primarily because of increased shipments of Raiders into existing customer environments where Raiders have been previously accepted, which allows for a large percentage of revenue to be recognized upon shipment. Current deferrals include all or a part of 23 Raiders at September 30, 2006 as compared with 27 Raiders at September 30, 2005; however, the fiscal year 2005 figures include a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

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

Deferred profit included in current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog.

Stock-Based Compensation

Through fiscal 2005, we accounted for our stock option plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R) and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is estimated at the grant date, based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Total compensation cost for our stock plans in fiscal 2006 was approximately $1.4 million.

Liquidity and Capital Resources

Operating Activities. In fiscal 2006, cash used by operations was $8.4 million. The primary uses of cash were increased trade receivables of $15.6 million as a result of higher sales levels and increased inventory of $21.8 million to support increased sales volume. Work-in Process inventory grew $7.8 million and Raw Materials inventory grew $10.6 million to support current and expected shipment volumes and to ensure adequate inventory is available near our customers’ locations to support their operations. Offsetting these uses of cash were a $4.0 million increase in accounts payable, a $3.6 million increase in customer advances, net income of $9.8 million and changes in non-cash components of net income including $9.7 million in depreciation and amortization expense and $1.4 million in stock-based compensation expense offset by a $2.0 million decrease in deferred income taxes.

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

Investing Activities. Investing activities in fiscal 2006 primarily consisted of $14.3 million in purchases of property, plant and equipment including the acquisition, remodeling and equipping of our new fabrication facility, the completion of the manufacturing and office facility in Salzburg, Austria, the remodeling and expansion of the Raider production floor and the initial phases of a remodeling and expansion project at our Rhetech subsidiary in Coopersburg, Pennsylvania. We invested $3.7 million in our development and demonstration laboratories primarily for tools on our Raider platform by transferring finished goods inventory to property, plant and equipment. We continued to invest in intellectual property rights which used cash of $1.3 million. In November 2006, we sold a 21,000 square foot fabrication facility located near Kalispell, Montana for $1.9 million.

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

Financing Activities. Financing activities in fiscal 2006 consisted primarily of approximately $27.8 million in cash proceeds from an equity offering of three million shares of common stock in December 2005, net borrowings under our revolving credit facility of approximately $3.1 million, borrowings under long-term debt of $2.1 million, primarily for the new facility being constructed in Austria and $1.3 million from the exercise of stock options.

Financing activities in fiscal 2005 consisted primarily of cash received from stock option exercises of $349,000 and borrowings under long-term debt of $1.3 million for a new facility being constructed in Austria. Long-term debt for the facility increased to approximately $3.0 million in fiscal 2006 with a fixed interest rate of 3.5% for five years. Cash proceeds were offset by long-term debt repayments of $225,000 during fiscal 2005.

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

The following commitments as of September 30, 2006, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$5,172	$523	$1,092	$1,104	$2,453
Capital lease obligations	98	48	50	--	--
Operating leases	2,503	1,284	794	225	200
Purchase order commitments	11,163	11,033	130	--	--

Total commitments	$18,936	$12,888	$2,066	$1,329	$2,653

We have agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, our Chairman and Chief Executive Officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $3,289,200 for the years ended September 30, 2006 and 2005, and $2,933,600 for the year ended September 30, 2004. The current rental rate is approximately $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table. In fiscal 2004, we incurred $802,000 of leasehold improvements to leased aircraft. The improvements are being amortized over a three-year period, which represents the estimated useful life.

In December 2004, we sold a condominium located in Kalispell, Montana to Larry E. Murphy, our President and Chief Operating Officer, for $250,000 in cash. The condominium had previously been used to provide short-term housing to employees who were not located in the Kalispell area. The terms were negotiated with Mr. Murphy based on the estimated current market value of the condominium.

As of September 30, 2006, our principal sources of liquidity consisted of approximately $17.3 million of cash and cash equivalents and $26.9 million available under our $30.0 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate, 8.25% as of September 30, 2006, or at our option, LIBOR plus 2.25%, or 7.57% as of that date. The revolving credit line expires on March 1, 2008. The Credit Agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial ratios. If we were to default on the Credit Agreement or if there were a materially adverse change in our financial condition, the bank reserves the right to accelerate payment of any advances outstanding under the Credit Agreement. We are in compliance with our debt covenants.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations and amounts available under our credit facility to meet operating expenses and planned capital expenditures through fiscal 2007 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $10.0 million and $12.0 million during the next twelve months. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, financing operations, employee benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Consolidated Statements of Income. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of peer companies in our industry ranges between approximately 40 and 145 days.

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

We use the Black-Scholes option valuation model to value employee stock options, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). We estimate stock price volatility based on a blended rate of historical volatility and the implied volatility derived from traded options on our stock. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting that were granted after fiscal 2005, we recognize compensation expense using the straight-line amortization method. As of September 30, 2006, $3.1 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 1.9 years.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (SFAS No. 148).

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 154 in the first quarter of fiscal 2007. We will only be impacted by the adoption of SFAS No. 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. The provisions of this EITF Issue are effective for interim and annual reporting periods after December 15, 2006. Accordingly, we will adopt EITF 06-3 in fiscal 2007. We are currently evaluating the impact of adopting EITF 06-3 but do not expect its adoption to have a significant impact on our results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings.  SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. We are required to adopt SAB No. 108 by the end of fiscal 2007 and do not expect adoption to have a significant impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. Accordingly, we will adopt SFAS No. 157 in the first quarter of fiscal 2009. We currently are evaluating the impact this statement will have on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of September 30, 2006, we had approximately $5.3 million in long-term debt and approximately $3.1 million in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. Our short-term debt bears interest at the bank’s prime lending rate, 8.25% as of September 30, 2006, or at our option, LIBOR plus 2.25%, or 7.57% as of that date. However, we believe that a 10% change in the long-term or the short-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows. See Note 7 – Long-Term Debt and Capital Leases.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2006, we held forward contracts to sell Japanese Yen with a total face value of $6.2 million and a total market value of $5.9 million and a total unrealized gain of approximately $300,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.  Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005
(Amounts in Thousands, Except Share Amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,347	$6,557
Marketable securities	--	475
Trade receivables, less allowance for doubtful accounts of $269 and $270
in 2006 and 2005	56,593	42,165
Inventories	90,159	72,294
Income tax refund receivable	211	4
Prepaid expenses and other current assets	2,835	4,110
Deferred income taxes	11,268	9,655

Total current assets	178,413	135,260
Property, plant and equipment, net	44,610	35,558
Intangibles, less accumulated amortization of $2,390 and $1,579 in 2006 and 2005	8,470	7,146
Other assets	903	716

Total assets	$232,396	$178,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,882	$19,153
Note payable to bank	3,109	--
Accrued commissions	2,328	2,814
Accrued warranty	7,368	5,521
Accrued payroll and related benefits	8,784	7,469
Income taxes payable	3,274	750
Other accrued liabilities	2,070	3,663
Customer advances	4,560	995
Deferred profit	8,604	10,983
Long-term debt and capital leases, due within one year	571	292

Total current liabilities	63,550	51,640
Long-term debt and capital leases, due after one year	4,699	3,111
Deferred income taxes	3,123	3,508

Total liabilities	71,372	58,259

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
31,924,781 and 28,732,777 shares issued and outstanding in 2006 and 2005	80,738	49,853
Retained earnings	80,899	71,063
Accumulated other comprehensive loss	(613)	(495)

Total shareholders' equity	161,024	120,421

Total liabilities and shareholders' equity	$232,396	$178,680

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2006, 2005 and 2004
(Amounts in Thousands, Except Per Share Amounts)

	2006	2005	2004
Net sales	$243,218	$190,373	$139,627
Cost of sales	130,299	93,404	62,206

Gross profit	112,919	96,969	77,421

Operating expenses:
Selling, general and administrative	73,624	66,513	51,398
Research and development	24,525	19,742	15,147

Total operating expenses	98,149	86,255	66,545

Income from operations	14,770	10,714	10,876

Other income (expense):
Interest income	493	309	332
Interest expense	(479)	(122)	(148)
Other, net	(131)	3,606	(323)

Total other income (expense)	(117)	3,793	(139)

Income before income taxes	14,653	14,507	10,737
Income tax provision	4,817	4,457	3,383

Net income	$9,836	$10,050	$7,354

Earnings per share:
Basic	$0.32	$0.35	$0.26

Diluted	$0.31	$0.35	$0.25

Weighted average common shares outstanding:
Basic	31,174	28,709	28,570
Diluted	31,518	29,086	29,066

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended September 30, 2006, 2005 and 2004
(Amounts in Thousands)

	Common Stock
	Number Of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2003	28,456	$47,445	$53,659	$(427)	$100,677
Net income	--	--	7,354	--	7,354
Exercise of stock options	212	1,218	--	--	1,218
Income tax effect of stock option
transactions	--	276	--	--	276
Compensation expense recognized under
employee stock option plans	--	283	--	--	283
Other comprehensive income	--	--	--	35	35

Balance September 30, 2004	28,668	49,222	61,013	(392)	109,843
Net income	--	--	10,050	--	10,050
Exercise of stock options	65	349	--	--	349
Income tax effect of stock option
transactions	--	29	--	--	29
Compensation expense recognized under
employee stock option plans	--	253	--	--	253
Other comprehensive loss	--	--	--	(103)	(103)

Balance September 30, 2005	28,733	49,853	71,063	(495)	120,421
Net income	--	--	9,836	--	9,836
Exercise of stock options	192	1,274	--	--	1,274
Proceeds from stock offering	3,000	27,788	--	--	27,788
Income tax effect of stock option
transactions	--	427	--	--	427
Compensation expense recognized under
employee stock option plans	--	1,396	--	--	1,396
Other comprehensive loss	--	--	--	(118)	(118)

Balance September 30, 2006	$31,925	$80,738	$80,899	$(613)	$161,024

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2006, 2005 and 2004
(Amounts in Thousands)

	2006	2005	2004
Operating activities:
Net income	$9,836	$10,050	$7,354
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Loss on disposition of assets	125	116	618
Depreciation and amortization	9,743	7,237	5,606
Deferred income taxes	(2,014)	1,805	(3,384)
Income tax benefit received on the exercise of stock-based awards	99	29	276
Compensation expense recognized under employee stock options plans	1,396	253	283
Change in:
Trade receivables	(15,613)	9,977	(34,630)
Inventories	(21,804)	(23,836)	(24,508)
Income tax refund receivable	(207)	1,257	19,782
Prepaid expenses and other current assets	1,261	(1,555)	(1,128)
Other assets	(191)	(250)	(25)
Accounts payable	4,009	(2,722)	8,790
Accrued commissions	(482)	(1,210)	2,303
Accrued warranty	1,854	1,811	(921)
Accrued payroll and related benefits	1,348	2,340	1,217
Income taxes payable	2,533	(2,230)	2,984
Other accrued liabilities	(1,580)	1,864	253
Customer advances	3,568	(1,277)	(1,080)
Deferred profit	(2,262)	(13,284)	19,120

Net cash provided by (used in) operating activities	(8,381)	(9,625)	2,910

Investing activities:
Purchases of marketable securities	--	(2,490)	(12,418)
Proceeds from sale and maturities of marketable securities	475	8,004	11,343
Purchases of property, plant and equipment	(14,270)	(6,429)	(8,568)
Increases in intangible assets	(1,300)	(1,206)	(1,358)
Proceeds from sale of property, plant and equipment	152	543	447

Net cash used in investing activities	(14,943)	(1,578)	(10,554)

Financing activities:
Net proceeds from stock offering	27,788	--	--
Proceeds from exercise of stock options	1,274	349	1,218
Excess tax benefits received on the exercise of stock-based awards	328	--	--
Borrowings under line of credit and short-term debt	82,779	--	--
Repayments of line of credit and short-term debt	(79,671)	--	--
Borrowings under long-term debt	2,075	1,314	--
Repayments of long-term debt and capital leases	(375)	(225)	(236)

Net cash provided by financing activities	34,198	1,438	982

Effect of exchange rate changes on cash and cash equivalents	(84)	(46)	12

Net increase (decrease) in cash and cash equivalents	10,790	(9,811)	(6,650)
Cash and cash equivalents at beginning of year	6,557	16,368	23,018

Cash and cash equivalents at end of year	$17,347	$6,557	$16,368

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2006, 2005 and 2004
(Amounts in Thousands)

	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$457	$116	$149
Income taxes	2,274	5,208	(15,900)
Supplemental disclosures of non-cash financing and investing activity:
Inventory transferred to equipment	$3,747	$6,906	$1,354
Assets acquired by incurring debt and capital leases	98	--	--
Intangible assets acquired with the sale of products	914	--	--

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended September 30, 2006, 2005 and 2004
(Amounts in Thousands)

	2006	2005	2004
Net income	$9,836	$10,050	$7,354
Net gain (loss) on cash flow hedges	61	234	(56)
Unrealized gain (loss) on available-for-sale securities	--	6	(7)
Foreign currency translation adjustments	(179)	(343)	98

Total comprehensive income	$9,718	$9,947	$7,389

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.     Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool or the Company) designs, manufactures, installs and services highly-sophisticated equipment for use in the fabrication of semiconductor devices. The Company’s products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Semitool’s surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. The Company’s ECD systems are used to plate copper and other metals which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. The Company’s products address critical applications within the semiconductor manufacturing process, and help enable its customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of the Company’s product portfolio and advanced technology capabilities, its solutions address over 150 of these manufacturing steps.

Significant accounting policies followed by the Company are:

Principles of Consolidation

The consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Austria GmbH, Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Israel Ltd.; Semitool Italia SRL; Semitool Japan Inc.; Semitool Korea, Inc.; Semitool (Asia) Pte Ltd., (Singapore); Semitool Semiconductor Equipment Technology (Shanghai) Co., LTD.; Semitool (Taiwan) Inc.; and Rhetech, Inc.

All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, employee benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with the provision of the Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses reported as a separate component of accumulated other comprehensive loss (OCI). Realized gains and losses and declines in value of securities judged to be other than temporary are included in earnings.

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

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese Yen. Forward contracts used to hedge forecasted international sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the fiscal year ended September 30, 2006, the amount transferred from OCI to Other income (expense) was not material. The Company estimates that all $181,000 of net derivative gains, currently reported as a separate component of accumulated other comprehensive loss, will be reclassified into earnings within the next 12 months.

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

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the fiscal years ended September 30, 2006, 2005 and 2004.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method with estimated useful lives as follows:

Buildings and improvements Machinery and equipment Furniture and fixtures Vehicles and aircraft Leasehold improvements	10-40 years 2-5 years 3-7 years 5-10 years The useful life of the improvement

Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed when incurred. When items are disposed, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, are less than the carrying value of the asset.

Intangible Assets

Intangible assets primarily include legal costs associated with obtaining patents. The cost of granted patents is amortized on a straight-line basis over seven years.

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

Deferred profit included in current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses.

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

Semitool Japan uses the Yen as its functional currency and invoices its customers in Yen. All assets and liabilities of Semitool Japan are translated at year-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the year. Translation adjustments are reported as a separate component of accumulated other comprehensive loss. Transaction gains of $33,000 and $110,000 in fiscal 2006 and fiscal 2005 and a loss of $1,500 in fiscal 2004 related to cash flow hedges and their underlying receivables are included in other income (expense) in the Consolidated Statements of Income.

Research and Development Costs

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with product development efforts. Costs of research and development are expensed as incurred.

Stock-Based Compensation

The 2004 Stock Option Plan
In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the Option Plan), replacing the Semitool, Inc. 1994 Stock Option Plan. The total shares reserved for issuance under the Option Plan are 3,300,000 at September 30, 2006. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date, and have a requisite service period of five years. The Company may grant options that qualify as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. Options generally have a ten year term. Option exercises are settled with newly issued common shares.

In December 1994, the Board of Directors adopted and the shareholders approved the Semitool, Inc. 1994 Stock Option Plan (the 1994 Option Plan). The total shares reserved for issuance under the 1994 Option Plan were 3,300,000. Options granted under the 1994 Option Plan generally became exercisable at a rate of 5% per quarter commencing three months after the grant date. Semitool could grant options that qualified as incentive stock options to employees and nonqualified stock options to employees, officers and directors, independent contractors and consultants. The 1994 Option Plan also provided for automatic grants of nonqualified stock options to independent directors. Upon adoption of the Option Plan, no further options were granted under the 1994 Option Plan and it expired by its own terms in December 2004. Options generally had a ten year term. Upon adoption of the 2004 Stock Option Plan, no further options were granted under the 1994 Option Plan.

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

Prior to the adoption of SFAS No. 123(R)
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (SFAS No. 148). APB No. 25 provided that compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options granted. Compensation expense was recognized in the statement of income in the case where the stock options were granted at exercise prices below fair market value on the date of grant. The Company amortized deferred stock-based compensation cost on the accelerated vesting method described in FASB Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an Interpretation of APB Opinions No. 15 and 25” over the vesting periods of the applicable stock options (normally five years). If the stock options were granted at market value, no compensation expense was recorded. SFAS No. 123 provided for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free rate over the expected life of the option. SFAS No. 123 required entities that continued to use the intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used. SFAS No. 148 required prominent disclosure of the method used to value options and the effect of the method used on reported results in both annual and interim financial statements. The pro forma information for fiscal 2005 and fiscal 2004 was as follows (in thousands, except per share amounts):

	2005	2004
Net income, as reported	$10,050	$7,354
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	175	194
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(843)	(841)

Pro forma net income	$9,382	$6,707

Basic earnings per share:
As reported	$0.35	$0.26
Pro forma	$0.33	$0.23
Diluted earnings per share:
As reported	$0.35	$0.25
Pro forma	$0.32	$0.23

Impact of the adoption of SFAS No. 123(R)
The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). As a result, the Company’s statements of income as of September 30, 2006 reflect compensation cost for new stock options granted under the Option Plan during fiscal 2006 and the unvested portion of previous stock option grants which vested during fiscal 2006. Total compensation cost recorded in fiscal 2006 was $1.4 million pre-tax, or $0.94 million after tax, an impact of approximately $0.03 per basic and diluted share. As of September 30, 2006, $3.1 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 1.9 years.

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

	2006	2005	2004
Expected stock price volatility	59.6%	80.0%	80.0%
Risk-free interest rate	4.6%	3.9%	3.3%
Dividend yield	0.0%	0.0%	0.0%
Expected life of options (in years)	5.2	4.6	4.6

A summary of the Company’s option activity for fiscal 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2005	1,983	$7.36
Options granted	142	8.78
Options exercised	(192)	6.64
Options forfeited	(11)	7.89

Outstanding at September 30, 2006	1,922	$7.53	6.1	$5,401

Exercisable at September 30, 2006	1,167	$7.50	4.8	$3,314

The weighted average grant date fair values based on the Black-Scholes option pricing model for options granted in fiscal 2006, fiscal 2005 and fiscal 2004 were $4.86, $5.29 and $5.68 per share, respectively. The total intrinsic value of options exercised during fiscal 2006 was $1.0 million.

The Company elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS 123(R).

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	2006	2005	2004
Numerator:
Net income used for basic and diluted
earnings per share	$9,836	$10,050	$7,354

Denominator:
Weighted average common shares used for
basic earnings per share	31,174	28,709	28,570
Effects of dilutive stock options	344	377	496

Denominator for diluted earnings per share	31,518	29,086	29,066

Diluted earnings per share excludes the effects of antidilutive stock options to purchase 209,575, 403,350 and 194,250 shares of common stock in fiscal 2006, 2005 and 2004, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 in the first quarter of fiscal 2007. The Company will only be impacted by the adoption of SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,”(FIN 48) which clarifies the accounting for uncertain tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 in fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its results of operations and financial condition.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. The provisions of this EITF Issue are effective for interim and annual reporting periods after December 15, 2006. Accordingly, the Company will adopt EITF 06-3 in fiscal 2007. The Company is currently evaluating the impact of adopting EITF 06-3 but does not expect its adoption to have a significant impact on its results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The Company is required to adopt SAB No. 108 by the end of fiscal 2007 and does not expect adoption to have a significant impact on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company currently is evaluating the impact this statement will have on its consolidated financial statements.

    2.     Securities Available-For-Sale:

The Company held no securities available for sale at September 30, 2006. Securities available-for-sale in fiscal 2005 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Non-taxable municipal	$865	$--	$--	$865

Cash and cash equivalents included investments in debt instruments and other securities of zero and $390,000 at September 30, 2006 and September 30, 2005, respectively.

Contractual maturities of short-term investments at September 30, 2005 were all due in less than one year. Gross realized gains or losses were immaterial on sales of available-for-sale securities for fiscal 2005. Semitool manages its cash equivalents and short-term investments as a single portfolio of highly liquid securities that is intended to be available to meet the Company’s current cash requirements.

    3.     Inventories:

Inventories at September 30, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Parts and raw materials	$47,793	$37,165
Work-in-process	33,878	26,057
Finished goods	8,488	9,072

	$90,159	$72,294

    4.     Property, Plant and Equipment:

Property, plant and equipment at September 30, 2006 and 2005 is summarized as follows (in thousands):

	2006	2005
Buildings and improvements	$30,176	$22,380
Machinery and equipment	38,550	35,633
Furniture, fixtures and leasehold improvements	10,563	9,899
Vehicles and aircraft	9,724	9,037

	89,013	76,949
Less accumulated depreciation and amortization	(48,838)	(45,491)

	40,175	31,458
Land and land improvements	4,435	4,100

	$44,610	$35,558

Depreciation expense was $8,904,000, $6,694,000 and $5,187,000 for fiscal 2006, 2005 and 2004, respectively.

    5.     Intangible Assets:

Amortization expense for intangible assets was $811,000, $549,000 and $418,000 for fiscal 2006, 2005 and 2004, respectively. Based primarily on patent rights granted and recorded at September 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Year Ending September 30,	Total
2007	$885
2008	855
2009	771
2010	622
2011	399
Thereafter	216

Accumulated amortization was $2,390,000 and $1,579,000 at September 30, 2006 and 2005, respectively.

    6.     Note Payable to Bank:

On November 1, 2004, the Company entered into a $15 million Credit Agreement with a bank, with an expiration date of March 1, 2006. In the first quarter of fiscal 2006, the Company amended the agreement to provide for up to $30 million and an expiration date of March 1, 2008. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 8.25% as of September 30, 2006, or at our option, LIBOR plus 2.25%, or 7.57% as of that date. The agreement requires monthly interest payments only, until March 1, 2008, when the then outstanding principal balance is due and payable in full. The original agreement provides for a non-utilization fee payable quarterly at a rate of 0.30% per annum on the average daily amount of the unused portion of the overall credit limit for each such year, and the amended agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2006. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth, pre-tax profit and a maximum borrowing limit based upon total accounts receivable. The Company was in compliance with its debt covenants as of September 30, 2006. At September 30, 2006 there was $3.1 million in advances outstanding on the agreement.

    7.     Long-Term Debt and Capital Leases:

Long-term debt and capital leases at September 30, 2006 and September 30, 2005 are summarized as follows (in thousands):

	2006	2005
Mortgage term note payable in monthly installments of
$23, including interest at a blended rate of 5.5%, maturing on
September 1, 2014. (A)	$1,710	$1,886
Mortgage term note payable to the Pennsylvania Industrial
Development Authority (PIDA) in monthly installments of $6,
including interest at 4.25%, maturing on December 1, 2008. (B)	142	203
Mortgage term note payable to Sovereign Bank in monthly
installments of $6 including interest at 4.5%, maturing
August 15, 2021. (C)	286	--
Mortgage term note payable to the Raiffeisenbank Hallein
in monthly installments of EUR 11 (US $13),
including interest at 3.5%, maturing on March 5, 2016. (D)	3,034	1,314
Capital lease obligation payable in monthly installments
of EUR 3 (US $4) including interest at 4.25% with an original
maturity date of June 1, 2008.	98	--

	5,270	3,403
Less current portion	571	292

	$4,699	$3,111

(A)	The mortgage term note payable is collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s Chairman and Chief Executive Officer.

(B)	The mortgage term note payable to PIDA is collateralized by a first lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides, and was previously subordinate to the mortgage, between Rhetech, Inc. and Wachovia Bank (formerly First Union National Bank). The mortgage term note payable to Wachovia Bank was collateralized by a first lien deed of trust on the Coopersburg, Pennsylvania office and manufacturing facility and by all fixtures and personal property of Rhetech, Inc. necessary for the operation of the facility. This mortgage term note payable to Wachovia Bank was paid in full during fiscal 2003. The net book value of assets pledged under the agreement was $2.4 million at September 30, 2006, $2.0 million at September 30, 2005 and $1.9 million at September 30, 2004.

(C)	The mortgage term note payable to Sovereign Bank provides for $1.8 million for the expansion of the Rhetech, Inc. manufacturing facility and is collateralized by a second lien upon the premises in Coopersburg, Pennsylvania by Lehigh County Industrial Development Authority and guaranteed by Semitool, Inc. At September 30, 2006 there was $286,000 of advances outstanding on the note payable. Subsequent to the end of fiscal year 2006, $615,000 in additional advances has been drawn on the note payable. The total of the loan is expected to be received by the end of fiscal year 2007.

(D)	The mortgage term note payable to Raiffeisenbank Hallein is collateralized by a lien on the Salzburg, Austria premises.

Principal maturities for long-term debt and capital leases at September 30, 2006, are summarized as follows (in thousands):

Year Ending September 30,	Notes Payable	Capital Leases
2007	$523	$48
2008	563	50
2009	529	--
2010	540	--
2011	564	--
Thereafter	2,453	--

	$5,172	$98

    8.     Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities and cash flow hedges, and foreign currency translation adjustments resulting from translating Semitool Japan’s financial statements from the Japanese Yen to the U.S. Dollar.

Accumulated other comprehensive loss at September 30, 2006 and 2005 consisted of the following components (in thousands):

	2006	2005
Unrealized loss on investments	$--	$(3)
Unrealized gain on derivative instruments qualifying as cash flow hedges	181	123
Cumulative translation adjustments	(794)	(615)

	$(613)	$(495)

    9.     Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan. Total profit sharing contribution cost for this plan was approximately $1,005,000, $785,000 and $735,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan with a United Kingdom insurance company as Trustee. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2006, 2005 and 2004 approximated $38,000, $51,000 and $44,000, respectively.

The Company’s other foreign subsidiaries do not operate their own pension plans, but retirement benefits are generally provided to employees through government plans operated in their respective countries.

The Company maintains a Stock Option Plan as disclosed in Note 1 – Company Organization and Summary of Significant Accounting Policies. The following summary shows stock option activity for the three years ended September 30, 2006:

	2006		2005		2004
Stock Option Activity	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,983,305	$7.36	1,634,925	$7.08	1,531,115	$6.64
Granted	142,500	$8.78	439,700	$8.21	370,500	$8.21
Exercised	(192,004)	$6.64	(64,420)	$5.42	(212,580)	$5.73
Forfeited	(11,375)	$7.89	(26,900)	$9.00	(54,110)	$7.66

Outstanding, end of year	1,922,426	$7.53	1,983,305	$7.36	1,634,925	$7.08

Exercisable, end of year	1,167,366	$7.50	1,078,105	$7.35	890,865	$7.18

The Company granted a total of 142,500 stock-based awards during fiscal 2006 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair market value of these awards were $8.78 and $4.86, respectively. Compensation expense recognized during fiscal 2006 under SFAS 123(R) was $1.4 million. The Company did not grant stock-based awards during fiscal 2006 with exercise prices greater than or less than the market price of the stock on the grant date.

The Company granted a total of 286,500 stock-based awards during fiscal 2005 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $8.22 and $5.27, respectively. The Company granted a total of 153,200 stock-based awards during fiscal 2005 with exercise prices less than the market price of the stock on the grant date and recognized compensation expense of $253,000 pre-tax or $175,000 after tax on those options. The weighted-average exercise price and weighted-average fair value of these awards were $8.20 and $5.33, respectively. The Company did not grant stock-based awards during fiscal 2005 with exercise prices greater than the market price of the stock on the grant date.

The Company granted a total of 318,500 stock-based awards during fiscal 2004 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $8.76 and $5.66, respectively. The Company granted a total of 52,000 stock-based awards during fiscal 2004 with exercise prices less than the market price of the stock on the grant date and recognized compensation expense of $283,000 pre-tax or $194,000 after tax on those options. The weighted-average exercise price and weighted-average fair value of these awards were $4.84 and $5.77, respectively. The Company did not grant stock-based awards during fiscal 2004 with exercise prices greater than the market price of the stock on the grant date.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(In years)
$ 3.28 - $4.88	364,226	$4.18	5.8	230,096	$4.18
$ 5.44 - $7.45	545,975	$6.79	4.1	436,000	$6.73
$ 7.50 - $11.25	949,650	$8.80	7.5	445,195	$9.09
$11.70 - $15.88	52,075	$13.29	5.8	45,575	$13.36
$19.19 - $19.25	10,500	$19.19	3.4	10,500	$19.19

	1,922,426	$7.53	6.1	1,167,366	$7.50

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $427,000 and $29,000 in fiscal 2006 and fiscal 2005, respectively, which were recorded as additional capital.

    10.     Other Income (Expense):

Other, net for fiscal 2005 includes a $2.9 million seed layer enhancement litigation settlement payment received from Novellus Systems, Inc. in October 2004.

    11.     Income Taxes:

The provision for income taxes for the years ended September 30, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004
Federal:
Current	$4,977	$244	$5,924
Deferred	(1,863)	1,547	(3,091)
State:
Current	282	347	180
Deferred	(78)	168	(328)
Foreign:
Current	1,556	2,047	667
Deferred	(57)	104	31

	$4,817	$4,457	$3,383

Domestic and foreign components of income before income taxes for the years ended September 30, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Domestic	$10,217	$8,468	$7,402
Foreign	4,436	6,039	3,335

	$14,653	$14,507	$10,737

The components of the deferred tax assets and liabilities as of September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Accrued warranty	$2,209	$1,533
Net operating loss carryforwards	255	283
Credit carryover	172	844
Deferred profit	4,441	4,395
Other accrued liabilities	1,725	1,431
Inventories	1,810	957
Other	656	212

Deferred tax assets	11,268	9,655

Deferred tax liabilities:
Depreciation and amortization	(3,123)	(3,498)
Other	--	(10)

Deferred tax liabilities	(3,123)	(3,508)

Net deferred tax asset	$8,145	$6,147

Semitool has net operating loss carryforwards of approximately $12 million in various states. The Company estimates the tax effect of these net operating losses to be approximately $237,000. The losses expire in fiscal years 2007 through 2023. Semitool has a research and experimentation credit carryforward in the State of Montana of approximately $172,000, which will expire by fiscal year 2020. The Company also has an Alternative Minimum Tax credit carryforward of approximately $647,000 that does not expire.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, were approximately $16.6 million at September 30, 2006. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

The American Jobs Creation Act of 2004 provides for a special one-time dividend received deduction on the repatriation of certain foreign earnings to a United States company (parent of a controlled foreign corporation). Semitool has determined that it will not make the special one-time dividend received deduction election as provided by the American Jobs Creation Act of 2004.

The differences between the consolidated provision for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Amount computed using the statutory rate	$5,129	$5,077	$3,758
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	228	291	127
Effect of foreign taxes	(179)	(151)	(202)
Research and experimentation credit	(304)	(1,033)	(409)
Meals and entertainment and other permanent items	450	313	368
Extraterritorial income exclusion	(529)	(574)	(777)
Incentive stock options	204	--	--
Domestic production deduction	(155)	--	--
Subpart F income net of related foreign tax credit	152	542	271
Other, net	(179)	(8)	247

	$4,817	$4,457	$3,383

The Research and Experimentation Credit (Credit) expired on June 30, 2004. Legislation extending the Credit was not signed into law by September 30, 2004. Therefore, the Company was unable to recognize approximately $186,000 of the Credit generated in the fourth quarter of fiscal 2004 until the first quarter of fiscal 2005 when the Credit was again reenacted. No Credit was recognized in the last nine months of fiscal 2006 as the extension expired on December 31, 2005.

    12.     Related Party Transactions:

Semitool has agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, the Company’s Chairman and Chief Executive Officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $3,289,200 for the years ended September 30, 2006 and 2005 and $2,933,600 for the year ended September 30, 2004. The rental rate for fiscal 2007 is anticipated to be $274,000 per month for both the aircraft and the hangar; the lease terms are month-to-month. In fiscal 2004, Semitool incurred $802,000 of leasehold improvements to leased aircraft. The improvements are being amortized over a three-year period, which represents the estimated useful life. Any unamortized leasehold improvements are refundable to the Company upon termination of the lease.

In December 2004, the Company sold a condominium located in Kalispell, Montana to Larry E. Murphy, its President and Chief Operating Officer, for $250,000 in cash. The condominium had previously been used to provide short-term housing to employees who were not located in the Kalispell area.

    13.     Commitments and Contingencies:

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

Product Warranties

Obligations for warranties are accrued concurrently with the revenue recognized on the related equipment. Provisions for warranty obligations are made based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the Company’s current estimate.

Changes in the Company’s accrued warranty liability, for fiscal 2006 and fiscal 2005, were as follows (in thousands):

	September 30,
	2006	2005
Accrued warranty balance, beginning of year	$5,521	$3,713
Accruals for new warranties issued during the year	11,919	9,567
Expirations and changes in estimates to pre-existing
warranties	1,068	(1,032)
Warranty labor and materials provided during the year	(11,140)	(6,727)

Accrued warranty balance, end of year	$7,368	$5,521

Operating Leases

The Company has various operating lease agreements for equipment and office space that expire through the year 2014. Total rent expense for the years ended September 30, 2006, 2005 and 2004, exclusive of amounts paid to a related party as described in Note 12, was approximately $1.8 million, $1.8 million and $1.5 million, respectively. At September 30, 2006, future rental payments under these agreements are as follows (in thousands):

Year Ending September 30,	Total
2007	$1,284
2008	580
2009	214
2010	118
2011	107
Thereafter	200

$2,503

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument at September 30, 2006 and 2005 for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Marketable Securities — Marketable securities are marked-to-market at September 30, 2006 and September 30, 2005 to approximate fair value.

Long-Term Debt — The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 8.25% and 6.75% at September 30, 2006 and 2005, which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2006 and 2005 consisted of the following (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,347	$17,347	$6,557	$6,557
Marketable securities	--	--	475	475
Note payable to bank	3,109	3,109	--	--
Long-term debt	5,172	4,215	3,403	3,127

At September 30, 2006 and 2005, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $41.0 million and $32.4 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

    16.     Subsequent Event:

The Company sold a 21,000 square foot fabrication facility near Kalispell, Montana in November 2006 for $1.9 million.

    17.     Segments, Geographic Location and Major Customers:

The Company currently operates in one segment whose primary products perform wet processing. The Company’s current product offerings qualify for aggregation under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” as its products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

Advanced Micro Devices accounted for 13.8% and 16.7% of net sales in fiscal 2006 and fiscal 2005, respectively. No customer accounted for over 10% of net sales in fiscal 2004.

Financial information by geographic location for 2006, 2005 and 2004 is summarized as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Net Sales, by customer location:
United States	$91,157	$51,893	$67,299
Germany	41,960	37,233	19,386
Europe, excluding Germany	24,731	17,442	16,351
Japan	16,563	24,363	11,433
Taiwan	26,672	43,199	12,499
Singapore	30,220	9,036	4,919
Asia and Other, excluding Taiwan,
Singapore and Japan	11,915	7,207	7,740

	$243,218	$190,373	$139,627

Property, Plant and Equipment, Net:
United States	$35,191	$28,399	$23,384
United Kingdom	4,201	4,374	4,453
Austria	4,619	2,377	972
Other Countries	599	408	394

	$44,610	$35,558	$29,203

    18.     Quarterly Financial Data (Unaudited):

For each quarter of fiscal 2006 and 2005 (in thousands, except for per share amounts):

	Year Ended September 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$55,289	$63,824	$59,095	$65,010
Gross profit	$24,008	$30,309	$27,640	$30,962
Net income	$63	$3,558	$2,351	$3,864
Earnings per basic share	$0.00	$0.11	$0.07	$0.12
Earnings per diluted share	$0.00	$0.11	$0.07	$0.12

	Year Ended September 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$48,822	$46,336	$47,405	$47,810
Gross profit	$23,432	$24,067	$24,651	$24,819
Net income	$4,991	$2,489	$1,468	$1,102
Earnings per basic share	$0.17	$0.09	$0.05	$0.04
Earnings per diluted share	$0.17	$0.09	$0.05	$0.04

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Semitool, Inc.

We have audited the accompanying consolidated balance sheet of Semitool, Inc. (a Montana corporation) and subsidiaries as of September 30, 2006, and the related consolidated statements of income, shareholders’ equity, cash flows, and comprehensive income for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semitool, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Semitool Inc.‘s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 17, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
November 17, 2006

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Semitool, Inc.

We have audited management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting, that Semitool, Inc. (a Montana Corporation) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Semitool Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Semitool Inc. maintained effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Semitool, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Semitool, Inc. (a Montana corporation) and subsidiaries as of September 30, 2006, and the related consolidated statements of income, shareholders’ equity, cash flows, and comprehensive income for the year then ended and our report dated November 17, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
November 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders Semitool, Inc.:

In our opinion, the accompanying consolidated balance sheet as of September 30, 2005 and the related consolidated statements of income and comprehensive income, of changes in shareholders’ equity and cash flows for each of two years in the period ended September 30, 2005 present fairly, in all material respects, the financial position of Semitool, Inc. and its subsidiaries at September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended September 30, 2005 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Seattle, Washington
December 13, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Semitool conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting. The management of Semitool is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Semitool’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control —Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of Semitool’s internal control over financial reporting as of September 30, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

(a)	The information concerning our directors, our audit committee and our audit committee financial expert, is contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	For information with respect to executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(c)	The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a code of business conduct for all of our employees and directors, including our principal executive officer, other executive officers, principal financial officer and senior financial personnel. A copy of our code of business conduct is available free of charge on our company Web site at www.semitool.com. We intend to post on our Web site any material changes to, or waivers from our code of business conduct, if any, within five business days of any such event.

Item 11.  Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plans
Equity compensation plans approved by
shareholders	1,922,426	$7.53	2,429,450

Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information on principal accounting fees and services required under this item is contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders under the captions “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

The financial statements and reports of independent registered public accounting firms listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets at September 30, 2006 and September 30, 2005

Consolidated Statements of Income for the Years Ended September 30, 2006, September 30, 2005 and September 30, 2004

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2006, September 30, 2005 and September 30, 2004

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, September 30, 2005 and September 30, 2004

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2006, September 30, 2005 and September 30, 2004

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits:

(a)	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
3.1 3.8 3.9 3.2 (ii) 10.1 10.2/10.3 10.4 10.12 10.41 10.42 10.43 10.44 10.45 10.46 10.47 10.48 10.5 10.6 10.7 21.1 23.1 23.2 31.1 31.2 32.1 32.2
Restated Articles of Incorporation of the Company (1)
Amendment to the Restated Articles of Incorporation of the Company (2)
Correction to the Amendment of the Restated Articles of Incorporation of the Company (2)
Amended Bylaws of Semitool, Inc. (3)
Semitool, Inc. 2004 Stock Option Plan (3) *
Aircraft lease agreement, dated January 15, 2004, as amended by Amendment No 1, dated March 31, 2004, between the Company and EAGLE I LLC. (3)
Aircraft lease agreement, dated March 31, 2004, between the Company and EAGLE II LLC. (3)
Agreement between the Company and the Semitool European Companies (1)
Employment Agreement between Larry A. Viano and the Company dated June 1, 2003 (4) *
Employment Agreement between Timothy C. Dodkin and the Company dated June 30, 2003 (4) *
Employment Agreement between Larry Murphy and the Company dated April 20, 2004 (5) *
Aircraft lease agreement, dated August 22, 2004, between the Company and EAGLE III LLC. (6)
Credit Agreement, dated as of November 1, 2004, between the Company and
   Wells Fargo HSBC Trade Bank, N.A. (6)
Loan Agreement, dated May 17, 2005, between Raiffeisenbank Hallein and
   Semitool Austria, GmbH (7)
First Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company, dated December 6, 2005 (8)
Executive Bonus Plan for Larry E. Murphy, President and Chief Operating Officer dated October 1, 2005 (9)
Supplemental Executive Health Plan, dated February 15, 2006. (10)
Guaranty and Suretyship agreement dated August 15, 2006. (11)
Loan Agreement, dated August 15, 2006, between Sovereign Bank, Lehigh County Industrial Development
   Authority and Rhetech, Inc.
Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
   Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the identically numbered exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2000.

(3)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2004.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2003.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2004.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2004.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2005.

(8)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report December 6, 2005.

(9)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report October 1, 2005.

(10)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report February 15, 2006.

(11)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 8-K, date of report August 15, 2006.

* Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits. The Exhibits listed in Item 15(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2006	SEMITOOL, INC. By: /s/Raymon F. Thompson —————————————— Raymon F. Thompson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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
(Principal Accounting and Financial Officer)

           Director

           Director

           Director

Director and Executive Vice President

           Director

           Director

           Director
December 13, 2006 December 13, 2006 December 13, 2006 December 13, 2006 December 13, 2006 December 13, 2006 December 13, 2006 December 13, 2006 December 13, 2006

SEMITOOL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2006, 2005 and 2004
(Amounts in Thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended September 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$270	$--	$--	$1	$269
Inventory allowance	1,107	1,743	--	--	2,850
Year ended September 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	271	--	--	1	270
Inventory allowance	645	662	--	200	1,107
Year ended September 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	319	--	--	48	271
Inventory allowance	--	675	--	30	645