Form 10-Q
period 2006-12-31
SEMITOOL INC
filed 2007-02-08
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                         (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of January 31, 2007 31,998,092

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2006

Condensed Consolidated Statements of Income for the three months ended December 31, 2006 and
    December 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and
    December 31, 2005

Condensed Consolidated Statements of Comprehensive Income for the three months ended
    December 31, 2006 and December 31, 2005

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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,954	$17,347
Trade receivables, less allowance for doubtful accounts of $259 and $269 in 2007 and 2006	73,306	56,593
Inventories	91,205	90,159
Prepaid expenses and other current assets	2,531	3,046
Deferred income taxes	11,611	11,268

Total current assets	191,607	178,413
Property, plant and equipment, net	45,394	44,610
Intangibles, less accumulated amortization of $2,618 and $2,390 in 2007 and 2006	8,480	8,470
Other assets, net	734	903

Total assets	$246,215	$232,396

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,550	$22,882
Note payable to bank	6,000	3,109
Accrued commissions	2,732	2,328
Accrued warranty	8,032	7,368
Accrued payroll and related benefits	8,367	8,784
Income taxes payable	4,296	3,274
Other accrued liabilities	2,228	2,070
Customer advances	3,955	4,560
Deferred profit	7,932	8,604
Long-term debt and capital leases, due within one year	1,039	571

Total current liabilities	66,131	63,550
Long-term debt and capital leases, due after one year	9,728	4,699
Deferred income taxes	3,061	3,123

Total liabilities	78,920	71,372

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
31,995,967 and 31,924,781 shares issued and outstanding in 2007 and 2006	81,557	80,738
Retained earnings	86,592	80,899
Accumulated other comprehensive loss	(854)	(613)

Total shareholders' equity	167,295	161,024

Total liabilities and shareholders' equity	$246,215	$232,396

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended December 31,
	2006	2005
Net sales	$67,965	$55,289
Cost of sales	35,200	31,281

Gross profit	32,765	24,008

Operating expenses:
Selling, general and administrative	19,609	18,079
Research and development	6,481	5,767
Gain on sale of building	(648)	--

Total operating expenses	25,442	23,846

Income from operations	7,323	162
Other income (expense), net	255	(64)

Income before income taxes	7,578	98
Income tax provision	1,885	35

Net income	$5,693	$63

Earnings per share:
Basic	$0.18	$0.00

Diluted	$0.18	$0.00

Weighted average common shares outstanding:
Basic	31,956	29,048

Diluted	32,500	29,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2006	2005
Operating activities:
Net income	$5,693	$63
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposition of assets	(650)	(9)
Depreciation and amortization	2,768	2,191
Deferred income taxes	(408)	(649)
Compensation expense recognized under employee stock option plans	295	346
Change in:
Trade receivables	(16,987)	(10,899)
Inventories	(3,038)	(8,603)
Prepaid expenses and other current assets	511	148
Other assets, net	169	(196)
Accounts payable	(1,252)	3,729
Accrued commissions	405	(144)
Accrued warranty	665	233
Accrued payroll and related benefits	(410)	(810)
Income taxes payable	1,023	6
Other accrued liabilities	160	(645)
Customer advances	(605)	2,693
Deferred profit	(658)	(38)

Net cash used in operating activities	(12,319)	(12,584)

Investing activities:
Proceeds from sale and maturities of marketable securities	--	475
Purchases of property, plant and equipment	(2,451)	(2,557)
Increases in intangible assets	(265)	(218)
Proceeds from sale of property, plant and equipment	1,866	80

Net cash used in investing activities	(850)	(2,220)

Financing activities:
Net proceeds from stock offering	--	28,004
Proceeds from exercise of stock options	524	92
Borrowings under line of credit and short-term debt	7,253	23,298
Repayments of line of credit and short-term debt	(4,362)	(15,560)
Borrowings under long-term debt	5,515	1,289
Repayments of long-term debt	(144)	(58)

Net cash provided by financing activities	8,786	37,065

Effect of exchange rate changes on cash and cash equivalents	(10)	(133)

Net increase (decrease) in cash and cash equivalents	(4,393)	22,128
Cash and cash equivalents at beginning of period	17,347	6,557

Cash and cash equivalents at end of period	$12,954	$28,685

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2006	2005
Net income	$5,693	$63
Net gain (loss) on cash flow hedges	(183)	31
Foreign currency translation adjustments	(58)	(153)

Total comprehensive income (loss)	$5,452	$(59)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Semitool, Inc. (the Company) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2006 previously filed with the SEC on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s condensed consolidated financial position as of December 31, 2006, the condensed consolidated results of operations for the three month periods ended December 31, 2006 and 2005, and the condensed consolidated cash flows for the three month periods ended December 31, 2006 and 2005. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, stock-based compensation, investments, intangible assets, income taxes, financing operations, warranty obligations, employee benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

New Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company in the first quarter of fiscal 2007.

Stock-Based Compensation

In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the Option Plan), replacing the expiring 1994 Stock Option Plan. The total shares reserved for issuance under the Option Plan are 3,300,000 at December 31, 2006. Options granted under the Option Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date, and have a requisite service period of five years. The Company may grant options that qualify as incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, directors, independent contractors and consultants. Options generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Option exercises are settled with newly issued common shares.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Total compensation cost recorded in the first quarter of fiscal 2007 and fiscal 2006, respectively, was $295,000 and $346,000 pre-tax, or $221,000 after tax, in both periods, an impact of approximately $0.01 per basic and diluted share in both periods. As of December 31, 2006, $2.9 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 1.8 years.

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

	Three Months Ended December 31,
	2006	2005
Expected stock price volatility	51.6%	59.6%
Risk-free interest rate	4.4%	4.3%
Dividend yield	--	--
Expected life of options (in years)	5.1	5.2

A summary of the Company’s option activity for the first quarter of fiscal 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share		Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In years)	(In thousands)
Outstanding at September 30, 2006	1,922	$7.53
Options granted	20	12.73
Options exercised	(71)	7.36
Options forfeited	--		--

Outstanding at December 31, 2006	1,871	$7.60		5.9	$10,683

Exercisable at December 31, 2006	1,167	$7.50		4.7	$6,780

The weighted average grant date fair values based on the Black-Scholes option pricing model for options granted in the first quarter of fiscal 2007 and fiscal 2006 were $6.39 per share and $4.40 per share respectively. The total intrinsic value of options exercised was $398,000 and $69,000 during the first quarters of fiscal 2007 and fiscal 2006, respectively.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended December 31,
	2006	2005
Numerator:
Net income used for basic and
diluted earnings per share	$5,693	$63

Denominator:
Weighted average common shares used for
basic earnings per share	31,956	29,048
Effect of dilutive stock options	544	291

Denominator for diluted earnings per share	32,500	29,339

Diluted earnings per share excludes the effects of antidilutive stock options of 60,150 and 312,300 for the three months ended December 31, 2006 and 2005, respectively.

Shareholders’ Equity

In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $27.8 million in net cash proceeds, after deducting underwriters’ fees and other offering costs of approximately $1.8 million.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	December 31, 2006	September 30, 2006
Parts and raw materials	$48,960	$47,793
Work-in-process	35,406	33,878
Finished goods	6,839	8,488

	$91,205	$90,159

For the three months ended December 31, 2006 and 2005, a net $1,937,000 and $570,000 of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 3.  Note Payable to Bank

The Company currently has a $30 million Credit Agreement with Wells Fargo that bears interest at the bank’s prime lending rate or, at the Company’s option, LIBOR plus 2.25%. As of December 31, 2006, the prime lending rate was 8.25% and the Company had $6 million in advances outstanding under the agreement. The Credit Agreement expires on March 31, 2008 and includes financial and non-financial covenants. The Company was in compliance with the debt covenants as of December 31, 2006.

Note 4.  Long-Term Debt and Capital Leases

The Company entered into a loan agreement with First Interstate Bank in the first quarter of fiscal 2007 to finance the acquisition, remodeling and equipping of a manufacturing facility located near Kalispell, Montana. The $4.9 million loan is made under the State of Montana Board of Investments (MBOI) value-added loan program and is for a 10-year term, with the MBOI’s 75% participation in the loan bearing interest at a 2.5% interest rate (including a 0.5% servicing charge) for the first 5 years and a 6.5% interest rate for the second 5 years. The 25% portion financed by First Interstate Bank bears an interest rate of 7.75% for a term of 10 years. The Company is in compliance with the covenants of the loan agreement.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Accrued warranty balance, beginning of period	$7,368	$5,521
Accruals for new warranties issued during the period	3,402	2,991
Expirations and changes in estimates to pre-existing warranties	49	(295)
Warranty labor and materials provided during the period	(2,787)	(2,473)

Accrued warranty balance, end of period	$8,032	$5,744

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

Note 7.  Income Taxes

The Company’s effective tax rate is 32% for the three months ended December 31, 2006. The Company’s recorded tax rate for the first quarter of fiscal 2007 is approximately 25% due to the recognition of approximately $540,000 of Research and Experimentation Credit (Credit) which was unavailable for three quarters of fiscal 2006. Legislation to extend the Credit was signed into law after September 30, 2006, therefore the Company was unable to recognize the full Credit in fiscal 2006. The Company’s estimated effective tax rate for the first quarter of fiscal 2006 was 36%.

The Company’s estimated effective full-year tax rate for fiscal 2007 is 32%. The Company’s fiscal year 2007 tax rate is less than in fiscal 2006 due to the aforementioned extension of the federal research credit offset by the reduction (phase out) of the Extraterritorial Income Exclusion tax benefit.

The effective tax rate reflects the underlying profitability of the Company, the regions where income and expenses are recorded and the respective tax rates imposed. The Company’s effective tax rate is based on the current business outlook, including the Company’s continued and substantial investments in research and development programs qualifying for the Credit and the Company’s expectations of earnings from operations in lower-tax jurisdictions throughout the world.

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
  the industry trend toward stronger Asian markets and our expectation that it is the primary market for growth opportunity;
  the expectation of minimal representative commission expense in fiscal 2007 in Taiwan and China as a result of establishing a direct sales and service presence in those markets;
  the sufficiency of funds and sources of liquidity;
  estimates of capital expenditures;
  the level of research and development expenditures;
  the ability to finance activities;
  our expected effective tax rate;
  accounting policies and estimates; and
  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2006. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three month period ended December 31, 2006.

Overview

We design, manufacture, install and service highly-sophisticated equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for wet cleaning, stripping and etching processes, including photoresist and polymer removal and metal etching. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

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
  wafer level and other advanced packaging enable smaller portable products; and
  emerging need for thinner wafers driven by the demand for smaller portable devices.

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

A summary of key factors which impacted our financial performance during the first quarter includes:

  First quarter fiscal 2007 equipment bookings were $45.0 million.

  Shipments in the first quarter of fiscal 2007 were $66.2 million.

  Deferred revenue at December 31, 2006 was $10.4 million.

  Net income was $5.7 million on revenues of $68.0 million during the first quarter of fiscal 2007 compared to net income of $63,000 on revenues of $55.3 million in the first quarter of fiscal 2006.

  Our gross margin was 48.2% of net sales, up from the 43.4% gross margin we reported in the first quarter of fiscal 2006.

  Cash and cash equivalents were $13.0 million at December 31, 2006, a decrease of $4.3 million from $17.3 million at September 30, 2006.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	51.8%	56.6%

Gross profit	48.2%	43.4%
Operating expenses:
Selling, general and administrative	28.9%	32.7%
Research and development	9.5%	10.4%
Gain on sale of building	(1.0)%	--%

Total operating expenses	37.4%	43.1%

Income from operations	10.8%	0.3%
Other income (expense), net	0.4%	(0.1)%

Income before income taxes	11.2%	0.2%
Income tax provision	2.8%	0.1%

Net income	$8.4%	$0.1%

First Quarter of Fiscal 2007 Compared with First Quarter of Fiscal 2006

Net Sales

	Three Months Ended
	December 31, 2006	December 31, 2005
	(In thousands)
Net sales	$67,965	$55,289

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

Net sales increased $12.7 million for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Revenue from shipments increased more than 75% in the first quarter of fiscal 2007 as compared to same period in fiscal 2006. Revenue from tool acceptances declined approximately 47% over fiscal 2006‘s first quarter as our Raider tool base continues to expand allowing us to recognize more revenue upon shipment. Revenue from both shipments and acceptances was weighted toward our Raider platform.

Geographically, net sales were weighted toward the U.S. in the first quarter of fiscal 2007 and we expect Europe to record the greater amount of net sales in the second quarter. In the first quarter of fiscal 2006, the Asian markets were our strongest area and, as we compare ourselves with the industry, we continue to view Asia as the primary market for growth opportunity.

Gross Profit

	Three Months Ended
	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Gross profit	$32,765	$24,008
Percentage of net sales	48.2%	43.4%

Gross profit increased by $8.8 million or 36.5% in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. First quarter fiscal 2007 margins rebounded by approximately 4.8 percentage points to 48.2% from 43.4%.

Gross profit increased in absolute dollars, in part, because of higher sales volumes. Gross profit also increased during the first quarter of fiscal 2007 primarily for the following reasons:

  Installation revenues, with minimal related cost of goods sold, increased almost $1.5 million, or approximately two percentage points, over first quarter fiscal 2006 levels as we obtained final installation acceptance on almost twice as many tools in the first quarter of fiscal 2007 as in the first quarter of fiscal 2006;
  Warranty and installation costs declined approximately two percentage points from first quarter fiscal 2006 levels as actual warranty costs reported were lower than in the first quarter of fiscal 2006.

Margins for spare parts, service and restorations also improved in the first quarter of fiscal 2007. These margin increases were partially offset by slightly lower margins on tools, including certain low margin tools, and increased inventory reserves.

Selling, General and Administrative

	Three Months Ended
	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Selling, general and
administrative	$19,609	$18,079
Percentage of net sales	28.9%	32.7%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. In fiscal 2007, SG&A expenses increased $1.5 million as compared to the same period in fiscal 2006 and decreased 3.8 percentage points to 28.9% of net sales demonstrating our ability to leverage our support costs.

Employment costs increased $1.6 million in the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006 as we increased staff to support expanded business activity, including our transition to a direct sales and customer service presence in Taiwan and China. Commission expense decreased $1.4 million as a result of our conversion to a direct sales model in Taiwan and China. The combination of commission expense and direct expenses associated with our transition to a direct sales and service presence in Taiwan and China resulted in some doubling of expenses in fiscal 2006; however, we expect the representative commission expenses in Taiwan and China to be relatively minimal in fiscal 2007. Travel and other expenses related to expanded business activity and customer support also increased in the first quarter of fiscal 2007.

Research and Development

	Three Months Ended
	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Research and development	$6,481	$5,767
Percentage of net sales	9.5%	10.4%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In fiscal 2007, R&D expense increased $715,000 as compared to fiscal 2006 and decreased to 9.5% of net revenue as compared to 10.4% of revenue in fiscal 2006.

Employment costs increased approximately $380,000 over the first quarter of fiscal 2007 reflecting increased staff levels, an accrual for profit sharing and merit increases. Depreciation expense increased approximately $250,000 in the same period as we replaced older technology tools in our demonstration laboratories with new generation Raider platform tools in fiscal 2006. Prototype activities increased during the quarter as we continued our developmental efforts in wafer thinning and other projects.

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

Gain on Sale of Building

	Three Months Ended
	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Gain on sale of building	$648	$--
Percentage of net sales	1.0%	--%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income (Expense), Net

	Three Months Ended
	December 31, 2006	December 31, 2005
	(In thousands)
Interest income	$64	$41
Interest expense	(96)	(108)
Foreign exchange gain (loss)	11	(51)
Other	276	54

Total other income (expense), net	$255	$(64)

Net other income (expense) increased by approximately $319,000 in the first quarter of fiscal 2007 to a net other income of $255,000 as compared to a net other expense of $64,000 in the same period in fiscal 2006 primarily related to increased commission and rental income at our European subsidiary and increased interest income. We reported a $51,000 foreign exchange loss in the first quarter of fiscal 2006 and a foreign exchange gain of $11,000 in the first quarter of fiscal 2007 based, primarily on fluctuations in the Yen and the Euro. This income was offset by interest expense, primarily on our line of credit.

Income Taxes

	Three Months Ended
	December 31, 2006	December 31, 2005
	(In thousands)
Income tax provision	$1,885	$35

Our effective tax rate is 32% for the three months ended December 31, 2006. Our recorded tax rate for the first quarter of fiscal 2007 is approximately 25% due to the recognition of approximately $540,000 of Research and Experimentation Credit (Credit) which was unavailable for three quarters of fiscal 2006. Legislation to extend the Credit was signed into law after September 30, 2006, therefore we were unable to recognize the full Credit in fiscal 2006. Our estimated effective tax rate for the first quarter of fiscal 2006 was 36%.

Our estimated effective full-year tax rate for fiscal 2007 is 32%. Our fiscal year 2007 tax rate is less than in fiscal 2006 due to the aforementioned extension of the federal research credit offset by the reduction (phase out) of the Extraterritorial Income Exclusion tax benefit.

The effective tax rate reflects our underlying profitability, the regions where income and expenses are recorded and the respective tax rates imposed. Our effective tax rate is based on the current business outlook, including our continued and substantial investments in research and development programs qualifying for the Credit and our expectations of earnings from operations in lower-tax jurisdictions throughout the world.

Backlog and Deferred Revenue

	December 31, 2006	December 31, 2005
	(Dollars in millions)
Backlog	$64.0	$74.8
Percentage change in backlog year-over-year	(14.4)%	53.9%
Deferred revenue	$10.4	$18.9
Percentage change in deferred revenue year-over-year	(45.0)%	(28.4)%

Approximately 81% of our current backlog is for Raider tools. Deferred revenue decreased $8.5 million at December 31, 2006 as compared with December 31, 2005 primarily because we successfully obtained customer acceptances on several fully deferred tools shipped into Japan and also obtained more customer acceptances representing installation revenue in the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006. This, coupled with increased shipments of Raiders into existing customer environments where Raiders have been previously installed or accepted in accordance with our revenue recognition policy, has resulted in a smaller deferred revenue pool. Current deferrals include all or a part of approximately 24 Raiders at December 31, 2006 as compared with approximately 25 Raiders at December 31, 2005; however, the fiscal year 2006 figure includes a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

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

Stock-Based Compensation

Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. Total compensation cost for our stock plans in the first quarter of fiscal 2007 and fiscal 2006 was approximately $295,000 and $346,000, respectively.

Liquidity and Capital Resources

In the first quarter of fiscal 2007, cash used by operating activities was $12.3 million. The primary use of cash in the first quarter of fiscal 2007 was a $17.0 million increase in trade receivables related to the timing of tool shipments and the increase in sales volumes. Inventories increased $3.0 million in the same period, including a $1.2 million increase in our raw materials inventory and a $1.5 million increase in work-in-process inventory. Work-in-process inventory includes eight tools totaling $6.9 million, scheduled to ship in January 2007, that were substantially complete. The primary sources of cash from operations during the first quarter were net income of $5.7 million and other non-cash operating activities of $2.0 million.

Investing activities in the first quarter of fiscal 2007 included $2.5 million in purchases of factory equipment and other property and the expansion and remodeling of our Rhetech facility. We invested an additional $1.9 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. These investments in our equipment and facilities were partially offset by proceeds from the sale of property, plant and equipment, primarily a manufacturing facility located near Kalispell, Montana, which we sold for approximately $1.9 million. We also invested a net amount of $265,000 in our patent portfolio.

Financing activities in the first quarter of fiscal 2007 provided cash of $8.8 million and consisted of net borrowings of $2.9 million under our revolving line of credit, $600,000 in borrowings under long-term debt for our Rhetech expansion and remodeling project and $4.9 million in new long term debt used to finance the acquisition, remodeling and equipping of a manufacturing facility located near Kalispell, Montana. The $4.9 million financing with First Interstate Bank is under a value-added loan program sponsored by the Montana Board of Investments (MBOI). The MBOI participation in 75% of the loan carries an interest rate of 2.5% for the first five years and 6.5% for the second five years of a ten-year term. The 25% of the loan financed by First Interstate Bank has a 7.75% interest rate over the ten-year term. Stock option exercises also provided $524,000 in the first quarter of fiscal 2007.

In the first quarter of fiscal 2006, cash used by operating activities was $12.6 million. The primary use of cash in the first quarter of fiscal 2006 was a $10.9 million increase in trade receivables related to the timing of tool shipments. Inventories increased $8.6 million. Work-in-process contained five substantially complete tools totaling $5.2 million, three of which were shipped in January 2006. Net of the $5.2 million, inventories, primarily work-in-process and raw materials, grew to support current and expected shipment volumes. The primary sources of cash from operations in the first quarter of fiscal 2006 were a $2.7 million increase in customer advances and a $3.7 million increase in accounts payable.

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

Financing activities in the first quarter of fiscal 2006 consisted primarily of $28.0 million in cash proceeds from an equity offering of three million shares of common stock in December, net borrowings on our bank line of credit of $7.7 million, borrowings under long-term debt of $1.3 million for a new facility being constructed in Austria and $92,000 from the exercise of stock options.

As of December 31, 2006, our principal sources of liquidity consisted of approximately $13.0 million in cash and cash equivalents and $24.0 million available under our $30 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate or, at our option, LIBOR plus 2.25%. As of December 31, 2006, the prime lending rate was 8.25%. The revolving credit line expires on March 1, 2008. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial ratios. We are in compliance with our debt covenants.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2007 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $10.0 million and $12.0 million during fiscal 2007. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue additional common stock or other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

There were no changes to our critical accounting policies in the first quarter of fiscal 2007. For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2006.

New Accounting Pronouncements

There were no new accounting pronouncements applicable to us in the first quarter of fiscal 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of December 31, 2006, we had approximately $10.8 million in long-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At December 31, 2006, we held forward contracts to sell Japanese Yen with a total face value of $4.0 million and a total market value of $3.7 million and an unrealized gain of approximately $300,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2006.

Item 6.   Exhibits

      Exhibits

31.1 31.2 32.1 32.2 10.8	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002
Term Loan Agreement between First Interstate Bank and the Company, dated December 29, 2006. (1)

(1)     Incorporated herein by reference to Exhibit 10.8 to the Company’s Report on Form 8-K, date of report December 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2007	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)