Form 10-Q
period 2007-03-31
SEMITOOL INC
filed 2007-05-09
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                  (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of April 30, 2007 32,077,507

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 4 Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2007 and September 30, 2006

Condensed Consolidated Statements of Income for the three and six months ended March 31, 2007 and
    March 31, 2006

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and
    March 31, 2006

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended
    March 31, 2007 and March 31, 2006

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

Submission of Matters to a Vote of Security Holders

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,640	$17,347
Trade receivables, less allowance for doubtful accounts of $269 in both periods	59,691	56,593
Inventories	94,035	90,159
Prepaid expenses and other current assets	2,998	3,046
Deferred income taxes	11,546	11,268

Total current assets	180,910	178,413
Property, plant and equipment, net	45,036	44,610
Intangibles, less accumulated amortization of $2,845 and $2,390 in 2007 and 2006	8,481	8,470
Other assets	833	903

Total assets	$235,260	$232,396

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank	$3,000	$3,109
Accounts payable	15,808	22,882
Accrued commissions	1,577	2,328
Accrued warranty	8,027	7,368
Accrued payroll and related benefits	7,663	8,784
Income taxes payable	1,558	3,274
Other accrued liabilities	2,477	2,070
Customer advances	661	4,560
Deferred profit	10,991	8,604
Long-term debt and capital leases, due within one year	1,089	571

Total current liabilities	52,851	63,550
Long-term debt and capital leases, due after one year	10,457	4,699
Deferred income taxes	2,896	3,123

Total liabilities	66,204	71,372

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,055,932 and 31,924,781 shares issued and outstanding in 2007 and 2006	82,240	80,738
Retained earnings	87,662	80,899
Accumulated other comprehensive loss	(846)	(613)

Total shareholders' equity	169,056	161,024

Total liabilities and shareholders' equity	$235,260	$232,396

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales	$53,474	$63,824	$121,439	$119,113
Cost of sales	27,093	33,515	62,293	64,796

Gross profit	26,381	30,309	59,146	54,317

Operating expenses:
Selling, general and administrative	18,721	17,997	38,330	36,076
Research and development	7,266	6,295	13,747	12,062
Gain on sale of building	--	--	(648)	--

Total operating expenses	25,987	24,292	51,429	48,138

Income from operations	394	6,017	7,717	6,179
Other income (expense), net	6	(458)	261	(522)

Income before income taxes	400	5,559	7,978	5,657
Income tax provision (benefit)	(670)	2,001	1,215	2,036

Net income	$1,070	$3,558	$6,763	$3,621

Earnings per share:
Basic	$0.03	$0.11	$0.21	$0.12

Diluted	$0.03	$0.11	$0.21	$0.12

Weighted average common shares outstanding:
Basic	32,016	31,849	31,985	30,433

Diluted	32,539	32,338	32,510	30,810

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2007	2006
Operating activities:
Net income	$6,763	$3,621
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposition of assets	(515)	5
Depreciation and amortization	5,415	4,584
Deferred income taxes	(504)	(1,083)
Compensation expense recognized under employee stock option plans	555	659
Change in:
Trade receivables	(3,297)	(21,201)
Inventories	(5,791)	(12,972)
Prepaid expenses and other current assets	50	1,424
Other assets	70	(592)
Accounts payable	(7,120)	1,050
Accrued commissions	(751)	(794)
Accrued warranty	659	1,188
Accrued payroll and related benefits	(1,124)	(28)
Income taxes payable	(1,716)	(11)
Other accrued liabilities	405	(376)
Customer advances	(3,899)	3,666
Deferred profit	2,374	1,593

Net cash used in operating activities	(8,426)	(19,267)

Investing activities:
Proceeds from sale and maturities of marketable securities	--	475
Purchases of property, plant and equipment	(4,491)	(7,455)
Increases in intangible assets	(626)	(642)
Proceeds from sale of property, plant and equipment	1,885	86

Net cash used in investing activities	(3,232)	(7,536)

Financing activities:
Net proceeds from stock offering	--	27,974
Proceeds from exercise of stock options	947	1,137
Borrowings under line of credit and short-term debt	19,414	61,646
Repayments of line of credit and short-term debt	(19,523)	(49,126)
Borrowings under long-term debt	6,465	1,362
Repayments of long-term debt	(357)	(117)

Net cash provided by financing activities	6,946	42,876

Effect of exchange rate changes on cash and cash equivalents	5	(91)

Net increase (decrease) in cash and cash equivalents	(4,707)	15,982
Cash and cash equivalents at beginning of period	17,347	6,557

Cash and cash equivalents at end of period	$12,640	$22,539

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income	$1,070	$3,558	$6,763	$3,621
Net loss on cash flow hedges	(31)	(171)	(214)	(140)
Foreign currency translation adjustments	40	13	(18)	(140)

Total comprehensive income	$1,079	$3,400	$6,531	$3,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Semitool, Inc. (the Company) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2006 previously filed with the SEC on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2007, the condensed consolidated results of operations for the three and six month periods ended March 31, 2007 and 2006, and the condensed consolidated cash flows for the six month periods ended March 31, 2007 and 2006. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, the Company will adopt SFAS No. 159 in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its results of operations and financial condition.

Stock-Based Compensation

In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the 2004 Plan), replacing the expiring 1994 Stock Option Plan. Upon approval of the 2007 Stock Incentive Plan (the 2007 Plan) in March 2007, the 2007 Plan immediately replaced the 2004 Plan. Options that were granted under the 2004 Plan generally became exercisable at a rate of 5% per quarter commencing three months after the grant date and had a requisite service period of five years. The Company has granted options that qualify as incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, directors and consultants. The options generally had a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Option exercises were settled with newly issued common shares.

In March 2007, the Board of Directors adopted and the shareholders approved the 2007 Plan, replacing the 2004 Plan. The total shares reserved for issuance under the 2007 Plan are 3,411,800 at March 31, 2007, which included an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved. The 2007 Plan provides for the grant of various awards including stock options, restricted stock, restricted stock units, and stock appreciation rights. As of March 31, 2007 only stock options have been awarded. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Options granted under the 2007 Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date and have a requisite service period of five years. Awards generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Option award exercises are settled with newly issued common shares.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Total compensation cost recorded in the second quarter of fiscal 2007 and fiscal 2006, respectively, was $259,000 and $313,000 pre-tax, or $202,000 and $200,000 after tax, in both periods, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first six months of fiscal 2007 and fiscal 2006, respectively, was $554,000 and $659,000 pre-tax, or $423,000 and $421,000 after tax, respectively, an impact of approximately $0.01 per basic and diluted share in both periods. As of March 31, 2007, $2.5 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 1.6 years.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Expected stock price volatility	51.6%	59.6%	51.6%	59.6%
Risk-free interest rate	4.7%	4.3%	4.4%	4.3%
Dividend yield	--	--	--	--
Expected life of options (in years)	5.1	5.2	5.1	5.2

A summary of the Company’s option activity for the first half of fiscal 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2006	1,922	$7.53
Options granted	28	12.75
Options exercised	(131)	7.22
Options forfeited	(12)	8.41

Outstanding at March 31, 2007	1,807	$7.63	5.8	$9,704

Exercisable at March 31, 2007	1,175	$7.52	4.6	$6,439

The weighted average grant date fair values based on the Black-Scholes option pricing model for options granted in the second quarter and first half of fiscal 2007 were $6.47 per share and $6.41 per share, respectively, and for options granted in the second quarter and first half of fiscal 2006 were $7.19 and $4.89 per share, respectively. The total intrinsic value of options exercised during the second quarter and first six months of fiscal 2007 was $369,000 and $786,000, and during the second quarter and first six months of fiscal 2006 was $837,000 and $906,000.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net income used for basic and
diluted earnings per share	$1,070	$3,558	$6,763	$3,621

Denominator:
Weighted average common shares used for
basic earnings per share	32,016	31,849	31,985	30,433
Effect of dilutive stock options	523	489	525	377

Denominator for diluted earnings per share	32,539	32,338	32,510	30,810

Diluted earnings per share excludes the effects of antidilutive stock options of 251,724 and 46,150 for the three months ended March 31, 2007 and 2006, respectively, and 245,841 and 104,925 for the six months ended March 31, 2007 and 2006, respectively.

Shareholders’ Equity

In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $27.8 million in net cash proceeds, after deducting underwriters’ fees and other offering costs of approximately $1.8 million.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	March 31, 2007	September 30, 2006
Parts and raw materials	$52,906	$47,793
Work-in-process	32,546	33,878
Finished goods	8,583	8,488

	$94,035	$90,159

For the three and six months ended March 31, 2007, a net $0 and $1,937,000, respectively, of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 3.  Note Payable to Bank

The Company currently has a $30 million Credit Agreement with Wells Fargo that bears interest at the bank’s prime lending rate or, at the Company’s option, LIBOR plus 2.25%. As of March 31, 2007, the prime lending rate was 8.25% and the Company had $3.0 million in advances outstanding under the agreement. The Credit Agreement expires on March 31, 2008 and includes financial and non-financial covenants. The Company was in compliance with the debt covenants as of March 31, 2007.

Note 4.  Long-Term Debt and Capital Leases

The Company entered into a loan agreement with First Interstate Bank in the first quarter of fiscal 2007 to finance the acquisition, remodeling and equipping of a manufacturing facility located near Kalispell, Montana. The $4.9 million loan was made under the State of Montana Board of Investments (MBOI) value-added loan program and is for a 10-year term, with the MBOI’s 75% participation in the loan bearing interest at a 2.5% interest rate (including a 0.5% servicing charge) for the first 5 years and a 6.5% interest rate for the second 5 years. The 25% portion financed by First Interstate Bank bears an interest rate of 7.75% for a term of 10 years. The Company is in compliance with the covenants of the loan agreement.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Six Months Ended March 31,
	2007	2006
Accrued warranty balance, beginning of period	$7,368	$5,521
Accruals for new warranties issued during the period	5,719	6,566
Expirations and changes in estimates to pre-existing warranties	813	(163)
Warranty labor and materials provided during the period	(5,873)	(5,223)

Accrued warranty balance, end of period	$8,027	$6,701

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

Note 7.  Income Taxes

The Company’s estimated effective full-year tax rate for fiscal 2007 is 22% which is a revision from its first quarter fiscal 2007 estimated 32% effective full-year tax rate. The Company’s fiscal year 2007 tax rate is lower than in fiscal 2006 based on a combination of its business outlook for the remainder of fiscal 2007, the extension of the federal research credit from fiscal 2006 and the current year estimated federal research credit.

The effective tax rate for the three months ended March 31, 2007 is a benefit, as opposed to a provision, as a result of the revised estimated effective annual rate. The Company’s recorded tax rate for the six months ended March 31, 2007 is approximately 15%. The difference between the estimated effective full-year tax rate and the recorded tax rate is due to the recognition of approximately $540,000 of Research and Experimentation Credit (Credit) in the first quarter of fiscal 2007. Legislation to extend the Credit was signed into law after September 30, 2006; therefore the Company was unable to recognize the full Credit in fiscal 2006.  The effective tax rate for fiscal 2006 was 33%.

The effective tax rate reflects the estimated level of profitability of the Company, the regions where taxable income is recorded and those regions’ respective tax rates. The Company’s effective tax rate is also based on the Company’s continued investments in research and development programs qualifying for the Credit and the Company’s expectations of earnings from operations in lower-tax jurisdictions throughout the world.

Note 8.  Subsequent Event

In April 2007, the Company announced and implemented a plan to align its cost structure with current business activity levels. The cost reduction plan consists primarily of a seven percent reduction in our worldwide work force, management pay cuts, reduced overtime and mandatory leave. One-time involuntary termination costs estimated at $700,000 will be reported as a separate component of operating expenses in our fiscal third quarter.

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
  expectations regarding the geographic distribution of our sales, including our belief that Asia is the geographic area with the most significant growth opportunities;
  the expectation of decreasing representative commission expenses particularly in Taiwan and China as a result of establishing a direct sales and service presence in those markets;
  expected one-time charges and ongoing cost savings from a cost reduction plan initiated in April 2007;
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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2007.

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
  move to single-wafer spray from immersion processing technologies for enhanced surface preparation;
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

A summary of key factors which impacted our financial performance during the second quarter includes:

  Second quarter fiscal 2007 equipment bookings were $37.8 million compared with net bookings of $50.9 million in the second quarter of fiscal 2006.

  Shipments in the second quarter of fiscal 2007 were $59.6 million compared with shipments of $63.1 million in the second quarter of fiscal 2006.

  Deferred revenue at March 31, 2007 was $15.0 million.

  Net income was $1.1 million on revenues of $53.5 million during the second quarter of fiscal 2007 compared to net income of $3.6 million on revenues of $63.8 million in the second quarter of fiscal 2006.

  Our gross margin was 49.3% of net sales, up from the 47.5% gross margin we reported in the second quarter of fiscal 2006.

  Cash and cash equivalents were $12.6 million at March 31, 2007, a decrease of $4.7 million from $17.3 million at September 30, 2006.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.7%	52.5%	51.3%	54.4%

Gross profit	49.3%	47.5%	48.7%	45.6%

Operating expenses:
Selling, general and administrative	35.0%	28.2%	31.5%	30.3%
Research and development	13.6%	9.9%	11.3%	10.1%
Gain on sale of building	--%	--%	(0.5)%	--%

Total operating expenses	48.6%	38.1%	42.3%	40.4%

Income from operations	0.7%	9.4%	6.4%	5.2%
Other income (expense), net	0.0%	(0.7)%	0.2%	(0.5)%

Income before income taxes	0.7%	8.7%	6.6%	4.7%
Income tax provision (benefit)	(1.3)%	3.1%	1.0%	1.7%

Net income	2.0%	5.6%	5.6%	3.0%

Second Quarter and First Half of Fiscal 2007 Compared with Second Quarter and First Half of Fiscal 2006

Net Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Net sales	$53,474	$63,824	$121,439	$119,113

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

Net sales declined $10.4 million for the second quarter of fiscal 2007 as compared with the second quarter of fiscal 2006. Second quarter sales were affected by lower new order bookings in the first quarter which declined to $45.0 million as a result of a softening in the semiconductor industry. In the second quarter of fiscal 2007 we shipped two tools that required full revenue deferral. Revenue from tool acceptances decreased approximately 48% from second quarter fiscal 2006 levels, reflecting our expanding Raider tool base which allows us to recognize more revenue upon shipment. Revenue from both shipments and acceptances was weighted toward our Raider platform. Fiscal 2006 revenue also included a one-time tool cancellation fee.

Net sales increased $2.3 million in the first half of fiscal 2007 as compared with the first half of fiscal 2006. Revenue from tool shipments increased approximately 29% over first half fiscal 2006 levels, primarily based on shipments in the first quarter of fiscal 2007. Revenue from tool acceptances continues to decline as we are able to recognize more revenue upon tool shipment in fiscal 2007 than in fiscal 2006. Revenue in both fiscal 2007 and fiscal 2006 is weighted toward the Raider platform.

Geographically, net sales were weighted toward Europe in the first half of fiscal 2007 and we expect the third quarter to be relatively evenly balanced between the U.S., Asia and Europe. As we compare ourselves with the industry, we continue to view Asia as the primary market for growth opportunity.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Gross profit	$26,381	$30,309	$59,146	$54,317
Percentage of net sales	49.3%	47.5%	48.7%	45.6%

Gross profit decreased by $3.9 million or 13.0% in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006 but increased by $4.8 million or 8.9% in the first six months of fiscal 2007 as compared with the first six months of fiscal 2006. Second quarter fiscal 2007 margins gained 1.8 percentage points over second quarter fiscal 2006 levels and rebounded 3.1 percentage points in the first six months of fiscal 2007 as compared with the same period in fiscal 2006.

Gross profit decreased in absolute dollars in the second quarter, in part, because of lower sales volumes. Gross profit improved on a percentage basis in both periods of fiscal 2007 primarily for the following reasons:

  The second quarter and year-to-date gross profit in fiscal 2006 were negatively impacted by approximately six percentage points and five percentage points, respectively, by selected tool installations for first-time customer use of new applications whereas the second quarter and year-to-date gross profit in fiscal 2007 were minimally impacted by strategic tool placements.
  Installation revenues, with minimal related cost of goods sold, increased almost $2.6 million in the second quarter of fiscal 2007 and $4.0 million for the first six months of fiscal 2007, contributing five percentage points and three percentage points, respectively, to the second quarter and year-to-date gross profit increase. These gains were partially offset by the margin contribution in the second quarter of fiscal 2006 from a one-time tool cancellation fee.
  Warranty and installation costs decreased slightly in the quarterly comparison and decreased by one percentage point in the year-to-date comparison.

Margins for tools, spare parts, service and restorations also improved somewhat in both comparative periods. These margin increases were partially offset by increased period costs.

Selling, General and Administrative

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Selling, general and administrative	$18,721	$17,997	$38,330	$36,076
Percentage of net sales	35.0%	28.2%	31.5%	30.3%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. In the second quarter of fiscal 2007, SG&A expenses increased $724,000 as compared to the same period in fiscal 2006 or 6.8 percentage points to 35.0% of net sales. In the first six months of fiscal 2007, SG&A expenses increased $2.3 million or to 31.5% of net sales from 30.3% of net sales in fiscal 2006.

Employment costs increased $1.2 million in the second quarter of fiscal 2007 as compared with the second quarter of fiscal 2006 due to increased staff to support expanded business activity, including our transition to a direct sales and customer service presence in Taiwan and China. Travel and other expenses related to business activity and customer support increased. These increases were offset by decreased commission expense and professional fees. We continue to see our commission expense decrease as we completed our transition to a direct marketing and customer service force in Taiwan and China in fiscal 2006. Our professional fees expense has continued to improve over fiscal 2005 and fiscal 2006 levels because of efficiencies resulting from the replacement of our independent auditors in fiscal 2006.

Year-to-date, SG&A expenses increased $2.3 million to $38.3 million. Employment costs related to increased staffing, wage increases and payroll taxes increased $2.8 million. Travel and related general business expenses increased along with the increase in employment costs. These increases were partially offset by a $1.8 million decrease in commission expense.

Research and Development

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Research and development	$7,266	$6,295	$13,747	$12,062
Percentage of net sales	13.6%	9.9%	11.3%	10.1%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In the second quarter of fiscal 2007, R&D expense increased $971,000 as compared to second quarter of fiscal 2006 or 3.7 percentage points to 13.6% of net sales and increased $1.7 million to 11.3% of net sales as compared to 10.1% of net sales in the first half of fiscal 2006.

Prototype and contracted services costs accounted for most of the increase in R&D expense in the second quarter of fiscal 2007 as compared with the second quarter of fiscal 2006. Our development work is focused on yield enhancing and enabling 32 nanometer device fabrication processes and our projects range from new prototype development to tools that are currently being evaluated at customer sites.

Prototype expense was also the primary driver in the $1.7 million increase in R&D expense in the first half of fiscal 2007 as compared with the first half of fiscal 2006. Employment costs increased approximately $500,000 related to increased headcount, payroll taxes and wage increases. Depreciation expense increased approximately $200,000 as we replaced older technology tools in our demonstration laboratories.

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

Gain on Sale of Building

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Dollars in thousands)		(Dollars in thousands)
Gain on sale of building	$--	$--	$648	$--
Percentage of net sales	--%	--%	0.5%	--%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income (Expense), Net

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Interest income	$98	$137	$162	$178
Interest expense	(122)	(196)	(218)	(304)
Foreign exchange gain (loss)	(171)	(95)	(160)	(146)
Other	201	(304)	477	(250)

Total other income (expense), net	$6	$(458)	$261	$(522)

Other income (expense), net increased by approximately $464,000 in the second quarter of fiscal 2007 to a net other income of $6,000 as compared to a net other expense of $458,000 in the same period in fiscal 2006 primarily because fiscal 2006 included a $500,000 expense related to a patent lawsuit settlement involving a product representing less than 2% of our net sales. Foreign exchange losses increased to $171,000 from $95,000 in the second quarter of fiscal 2007 as compared with the second quarter of fiscal 2006 primarily due to changes in the Euro’s position against the U.S. dollar. Interest expense decreased $74,000 in the quarterly comparison as we used the line of credit less extensively in the second quarter of fiscal 2007 than in fiscal 2006.

In the year-to-date comparison, Other income (expense), net improved by approximately $783,000 primarily because of the patent lawsuit settlement discussed in the preceding paragraph.

Income Taxes

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Income tax provision (benefit)	$(670)	$2,001	$1,215	$2,036

Our estimated effective full-year tax rate for fiscal 2007 is 22% which is a revision from our first quarter fiscal 2007 estimated 32% effective full-year tax rate. Our fiscal year 2007 tax rate is lower than in fiscal 2006 based on a combination of our business outlook for the remainder of fiscal 2007, the extension of the federal research credit from fiscal 2006 and the current year estimated federal research credit.

The effective tax rate for the three months ended March 31, 2007 is a benefit, as opposed to a provision, as a result of the revised estimated effective annual rate. Our recorded tax rate for the six months ended March 31, 2007 is approximately 15%. The difference between the estimated effective full-year tax rate and the recorded tax rate is due to the recognition of approximately $540,000 of Research and Experimentation Credit (Credit) in the first quarter of fiscal 2007. Legislation to extend the Credit was signed into law after September 30, 2006; therefore we were unable to recognize the full Credit in fiscal 2006. The effective tax rate for fiscal 2006 was 33%.

The effective tax rate reflects our estimated level of profitability, the regions where taxable income is recorded and those regions’ respective tax rates. Our effective tax rate is also based on our continued investments in research and development programs qualifying for the Credit and our expectations of earnings from operations in lower-tax jurisdictions throughout the world.

Backlog and Deferred Revenue

	March 31, 2007	March 31, 2006
	(Dollars in millions)
Backlog	$42.3	$62.6
Percentage change in backlog year-over-year	(32.4)%	37.0%
Deferred revenue	$15.0	$18.2
Percentage change in deferred revenue year-over-year	(17.6)%	37.0%

Approximately 83% of our current backlog is for Raider tools. Deferred revenue decreased $3.2 million at March 31, 2007 as compared with March 31, 2006 primarily because we successfully obtained more customer acceptances representing installation revenue in the first half of fiscal 2007 as compared with the first half of fiscal 2006. The deferred installation revenue component of the deferred revenue pool decreased $3.6 million from March 31, 2006 to March 31, 2007. Current deferrals include all or a part of approximately 19 Raiders at March 31, 2007 as compared with approximately 30 Raiders at March 31, 2006.

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

Stock-Based Compensation

Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. Total compensation cost recorded in the second quarter of fiscal 2007 and fiscal 2006, respectively, was $259,000 and $313,000 pre-tax, or $202,000 and $200,000 after tax, in both periods, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first six months of fiscal 2007 and fiscal 2006, respectively, was $554,000 and $659,000 pre-tax, or $423,000 and $421,000 after tax, respectively, an impact of approximately $0.01 per basic and diluted share in both periods.

Liquidity and Capital Resources

In the first half of fiscal 2007, cash used by operating activities was $8.4 million. The primary use of cash in the first half of fiscal 2007 was a $7.1 million decrease in accounts payable as our accounts payable pool unwound from higher business activity levels. Inventories increased $5.8 million, primarily attributable to a $5.1 million increase in our raw materials and parts inventory, as raw material and parts usage slowed down in response to lower business activity levels. Trade receivables also increased $3.3 million related to the timing of customer payments. Customer advances decreased $3.9 million as we shipped the tools underlying those advances. The primary sources of cash from operations during the first half of fiscal 2007 were net income of $6.8 million and other non-cash operating activities of $5.0 million.

Investing activities in the first half of fiscal 2007 included $4.5 million in purchases of factory equipment, other property and the expansion and remodeling of our Rhetech facility. We invested an additional $1.9 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. These investments in our equipment and facilities were partially offset by proceeds from the sale of property, plant and equipment, primarily a manufacturing facility located near Kalispell, Montana, which we sold for approximately $1.9 million. We also invested a net amount of $626,000 in our patent portfolio.

Financing activities in the first half of fiscal 2007 provided cash of $6.9 million and consisted primarily of $1.6 million in borrowings under long-term debt for our Rhetech expansion and remodeling project and $4.9 million in new long term debt used to finance the acquisition, remodeling and equipping of a manufacturing facility located near Kalispell, Montana. The $4.9 million financing with First Interstate Bank is under a value-added loan program sponsored by the Montana Board of Investments (MBOI). The MBOI participation in 75% of the loan carries an interest rate of 2.5% for the first five years and 6.5% for the second five years of a ten-year term. The 25% of the loan financed by First Interstate Bank has a 7.75% interest rate over the ten-year term. Stock option exercises also provided $947,000 in the first six months of fiscal 2007.

In the first half of fiscal 2006, cash used by operating activities was $19.3 million. The primary use of cash in fiscal 2006 was a $21.2 million increase in trade receivables related to the timing of tool shipments. Inventories increased $13.0 million. Work-in-Process included five substantially complete tools totaling $5.3 million, two of which were shipped in April 2006. Net of the $5.3 million, inventories, primarily work-in-process and raw materials, grew to support current and expected shipment volumes. The primary sources of cash from operations in fiscal 2006 were a $3.7 million increase in customer advances, a $1.6 million increase in deferred profit and net operating income and other non-cash operating activities of $7.8 million.

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

Financing activities in the first half of fiscal 2006 consisted primarily of approximately $28.0 million in cash proceeds from an equity offering of three million shares of common stock in December 2005, net borrowings on our bank line of credit of $12.5 million, borrowings under long-term debt of $1.4 million for a new facility being constructed in Austria and $1.1 million from the exercise of stock options.

As of March 31, 2007, our principal sources of liquidity consisted of approximately $12.6 million in cash and cash equivalents and $27.0 million available under our $30 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate or, at our option, LIBOR plus 2.25%. As of March 31, 2007, the prime lending rate was 8.25%. The revolving credit line expires on March 1, 2008. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial ratios. We are in compliance with our debt covenants as of March 31, 2007.

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

In April 2007, we initiated a plan to align our cost structure with our business outlook for the remainder of fiscal 2007. The cost reduction plan consists primarily of a seven percent reduction in our worldwide work force, management pay cuts, reduced overtime and mandatory leave. One-time involuntary termination costs estimated at $700,000 will be reported as a separate component of operating expenses in our fiscal third quarter. We expect cost savings to range from $1.8 million to $2.5 million per quarter, net of the restructuring costs, which costs are expected to be fully incurred in the third quarter of fiscal 2007.

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

There were no changes to our critical accounting policies in the first half of fiscal 2007. For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2006.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we will adopt SFAS No. 159 in the first quarter of fiscal 2009. We are currently evaluating the potential impact of the adoption of SFAS No. 159 on our results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of March 31, 2007, we had approximately $11.5 million in long-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At March 31, 2007, we held forward contracts to sell Japanese Yen with a total face value of $4.6 million and a total market value of $4.4 million and an unrealized gain of approximately $200,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on March 9, 2007, the following proposals were adopted:

1.	To elect eight directors of the Company to serve until the 2008 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes, which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

	Votes For	Authority Withheld
Raymon F. Thompson	22,167,183	7,472,965
Howard E. Bateman	29,075,493	564,655
Donald P. Baumann	21,385,320	8,254,828
C. Richard Deininger	29,375,225	264,923
Timothy C. Dodkin	22,308,735	7,331,413
Daniel J. Eigeman	29,128,484	511,664
Charles P. Grenier	29,438,826	201,322
Steven C. Stahlberg	29,441,326	198,822

2.	To approve the adoption of the Semitool, Inc. 2007 Stock Incentive Plan.

Votes For	Votes Against	Votes Abstain
22,666,166	848,357	104,015

3.	To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2007.

Votes For	Votes Against	Votes Abstain
29,519,078	45,195	75,875

Item 6.   Exhibits

     Exhibits

10.9 10.91 10.92 10.93 10.94 31.1 31.2 32.1 32.2	Semitool 2007 Stock Incentive Plan
Semitool 2007 Non-Qualified Stock Option Award Agreement
Semitool 2007 Stock Option Award Agreement
Semitool 2007 Restricted Stock Bonus Award Agreement (Non-Employee Directors)
Semitool 2007 Restricted Stock Bonus Award Agreement
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

Date: May 9, 2007	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)