Form 10-Q
period 2007-06-30
SEMITOOL INC
filed 2007-08-08
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of July 31, 2007 32,079,957

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2007 and September 30, 2006

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and
    June 30, 2006

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and
    June 30, 2006

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended
    June 30, 2007 and June 30, 2006

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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,701	$17,347
Trade receivables, less allowance for doubtful accounts of $269 in both periods	51,006	56,593
Inventories	87,255	90,159
Prepaid expenses and other current assets	3,788	3,046
Deferred income taxes	11,161	11,268

Total current assets	163,911	178,413
Property, plant and equipment, net	48,298	44,610
Intangibles, less accumulated amortization of $3,027 and $2,390 in 2007 and 2006	8,319	8,470
Other assets	888	903

Total assets	$221,416	$232,396

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank	$--	$3,109
Accounts payable	10,971	22,882
Accrued commissions	1,914	2,328
Accrued warranty	7,662	7,368
Accrued payroll and related benefits	7,167	8,784
Income taxes payable	--	3,274
Other accrued liabilities	2,112	2,070
Customer advances	804	4,560
Deferred profit	6,821	8,604
Long-term debt and capital leases, due within one year	1,141	571

Total current liabilities	38,592	63,550
Long-term debt and capital leases, due after one year	10,165	4,699
Deferred income taxes	2,837	3,123

Total liabilities	51,594	71,372

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,079,507 and 31,924,781 shares issued and outstanding in 2007 and 2006	82,770	80,738
Retained earnings	87,617	80,899
Accumulated other comprehensive loss	(565)	(613)

Total shareholders' equity	169,822	161,024

Total liabilities and shareholders' equity	$221,416	$232,396

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	$46,606	$59,095	$168,045	$178,208
Cost of sales	24,497	31,455	86,790	96,251

Gross profit	22,109	27,640	81,255	81,957

Operating expenses:
Selling, general and administrative	16,050	17,992	54,380	54,068
Research and development	6,518	6,186	20,265	18,248
Downsizing costs	677	--	677	--
Gain on sale of building	--	--	(648)	--

Total operating expenses	23,245	24,178	74,674	72,316

Income (loss) from operations	(1,136)	3,462	6,581	9,641
Other income (expense), net	(372)	212	(111)	(310)

Income (loss) before income taxes	(1,508)	3,674	6,470	9,331
Income tax provision (benefit)	(1,463)	1,323	(248)	3,359

Net income (loss)	$(45)	$2,351	$6,718	$5,972

Earnings (loss) per share:
Basic	$(0.00)	$0.07	$0.21	$0.19

Diluted	$(0.00)	$0.07	$0.21	$0.19

Weighted average common shares outstanding:
Basic	32,074	31,906	32,015	30,924

Diluted	32,074	32,230	32,478	31,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2007	2006
Operating activities:
Net income	$6,718	$5,972
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposition of assets	(433)	35
Depreciation and amortization	7,945	7,054
Deferred income taxes	(195)	(1,652)
Income tax effect of nonqualified stock options exercised	161	--
Compensation expense recognized under employee stock option plans	801	1,003
Change in:
Restricted cash	--	(1,500)
Trade receivables	5,012	(12,467)
Inventories	(874)	(18,424)
Prepaid expenses and other current assets	(766)	889
Other assets	11	(637)
Accounts payable	(11,484)	(193)
Accrued commissions	(409)	(438)
Accrued warranty	300	1,456
Accrued payroll and related benefits	(1,581)	601
Income taxes payable	(3,273)	1,880
Other accrued liabilities	58	(5)
Customer advances	(3,754)	5,947
Deferred profit	(1,696)	(882)

Net cash used in operating activities	(3,459)	(11,361)

Investing activities:
Proceeds from sale and maturities of marketable securities	--	475
Purchases of property, plant and equipment	(7,984)	(10,573)
Increases in intangible assets	(771)	(1,080)
Proceeds from sale of property, plant and equipment	1,885	89

Net cash used in investing activities	(6,870)	(11,089)

Financing activities:
Net proceeds from stock offering	--	27,930
Proceeds from exercise of stock options	1,071	1,198
Borrowings under line of credit and short-term debt	20,538	70,738
Repayments of line of credit and short-term debt	(23,647)	(70,738)
Borrowings under long-term debt	6,466	1,403
Repayments of long-term debt	(666)	(248)

Net cash provided by financing activities	3,762	30,283

Effect of exchange rate changes on cash and cash equivalents	(79)	(26)

Net increase (decrease) in cash and cash equivalents	(6,646)	7,807
Cash and cash equivalents at beginning of period	17,347	6,557

Cash and cash equivalents at end of period	$10,701	$14,364

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(45)	$2,351	$6,718	$5,972
Net gain (loss) on cash flow hedges	95	30	(119)	(110)
Foreign currency translation adjustments	185	78	167	(62)

Total comprehensive income	$235	$2,459	$6,766	$5,800

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2007, the condensed consolidated results of operations for the three and nine month periods ended June 30, 2007 and 2006, and the condensed consolidated cash flows for the nine month periods ended June 30, 2007 and 2006. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

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

Stock-Based Compensation

In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the 2004 Plan), replacing the expiring 1994 Stock Option Plan. Upon approval of the 2007 Stock Incentive Plan (the 2007 Plan) in March 2007, the 2007 Plan immediately replaced the 2004 Plan. Options that were granted under the 2004 Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date and have a requisite service period of five years. The Company has granted options that qualify as incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, directors and consultants. The options generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Option exercises are settled with newly issued common shares.

The total shares reserved for issuance under the 2007 Plan are 3,419,000 at June 30, 2007, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, restricted stock, restricted stock units, and stock appreciation rights. As of June 30, 2007, only stock options and restricted stock have been awarded. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Awards granted under the 2007 Plan generally vest at a rate of 5% per quarter commencing three months after the grant date and have a requisite service period of five years. Awards generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock are settled with newly issued common shares.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Total compensation cost recorded in the third quarter of fiscal 2007 and fiscal 2006, respectively, was $246,000 and $344,000 pre-tax, or $204,000 and $221,000 after tax, in both periods, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first nine months of fiscal 2007 and fiscal 2006, respectively, was $800,000 and $1.0 million pre-tax, or $664,000 and $642,000 after tax, respectively, an impact of approximately $0.02 per basic and diluted share in both periods. As of June 30, 2007, $2.3 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 1.5 years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used in the Black-Scholes model are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Expected stock price volatility	51.6%	59.6%	51.6%	59.6%
Risk-free interest rate	4.7%	5.0%	4.5%	4.4%
Dividend yield	--	--	--	--
Expected life of options (in years)	5.1	5.2	5.1	5.2

A summary of the Company’s stock option activity for the first nine months of fiscal 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2006	1,922	$7.53
Stock options granted	32	12.49
Stock options exercised	(154)	6.92
Stock options forfeited	(27)	8.63

Outstanding at June 30, 2007	1,773	$7.66	5.8	$3,457

Exercisable at June 30, 2007	1,208	$7.54	4.8	$2,501

The weighted average grant date fair values based on the Black-Scholes stock option pricing model for stock options granted in the third quarter and first nine months of fiscal 2007 were $5.40 per share and $6.28 per share, respectively, and for stock options granted in the third quarter and first nine months of fiscal 2006 were $5.15 and $4.98 per share, respectively. The total intrinsic value of stock options exercised during the third quarter and first nine months of fiscal 2007 was $75,000 and $860,000, and during the third quarter and first nine months of fiscal 2006 was $20,000 and $926,000.

A summary of restricted stock activity for the first nine months of fiscal 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at September 30, 2006	--	$ --
Restricted stock granted	3	10.23
Restricted stock vested	--	--
Restricted stock forfeited	--	--

Unvested at June 30, 2007	3	$10.23

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant. Unrecognized compensation cost related to restricted stock is minimal for the third quarter and year-to-date because of the limited restricted stock grants during the period.

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) used for basic and
diluted earnings (loss) per share	$(45)	$2,351	$6,718	$5,972

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	32,074	31,906	32,015	30,924
Effect of dilutive stock options	--	324	463	357

Denominator for diluted earnings per share	32,074	32,230	32,478	31,281

Diluted earnings per share excludes the effects of antidilutive stock options of 1,772,650 and 211,075 for the three months ended June 30, 2007 and 2006, respectively, and 346,723 and 204,575 for the nine months ended June 30, 2007 and 2006, respectively.

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

Semitool Japan uses the Yen as its functional currency and invoices its customers in Yen. All assets and liabilities of Semitool Japan are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss. Transaction gains and losses are included in the Consolidated Statements of Operations.

Beginning in April 2007, due to a change in how the Company conducts business and following an evaluation of the scope of its operations and business practices, the Company concluded that the Euro is the currency of the primary economic environment in which Semitool Austria operates and consequently, changed the functional currency for Semitool Austria to the Euro. Semitool Austria invoices its customers in Euros and its financing and operating activities are denominated in the Euro. Accordingly, from April 1, 2007, all assets and liabilities of Semitool Austria are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss. Transaction gains and losses are included in the Consolidated Statements of Operations.

Note 2.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	June 30, 2007	September 30, 2006
Parts and raw materials	$47,649	$47,793
Work-in-process	31,388	33,878
Finished goods	8,218	8,488

	$87,255	$90,159

For the three and nine months ended June 30, 2007, a net $1.6 million and $3.5 million, respectively, of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 3.  Note Payable to Bank

The Company currently has a $30 million Credit Agreement with Wells Fargo that bears interest at the bank’s prime lending rate or, at the Company’s option, LIBOR plus 2.25%. As of June 30, 2007, the prime lending rate was 8.25% and the Company had no advances outstanding under the agreement. The Credit Agreement expires on March 31, 2008 and includes financial and non-financial covenants. The Company was in compliance with the debt covenants as of June 30, 2007.

Note 4.  Related Party Transaction

On June 5, 2007, the Company executed Amendment No. 3 to Lease Agreement, between Eagle I, LLC and the Company, reducing the rental payments under the Aircraft Lease Agreement, dated January 15, 2004, from $175,000 per month to $100,000 per month. Raymon F. Thompson, the Chairman and CEO of the Company, is the sole shareholder of Eagle I, LLC, which dry leases a Falcon 900 aircraft to the Company on a month-to-month basis.

Note 5.  Long-Term Debt and Capital Leases

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

Note 6.  Guarantees

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Nine Months Ended June 30,
	2007	2006
Accrued warranty balance, beginning of period	$7,368	$5,521
Accruals for new warranties issued during the period	6,576	9,165
Expirations and changes in estimates to pre-existing warranties	2,512	519
Warranty labor and materials provided during the period	(8,794)	(8,230)

Accrued warranty balance, end of period	$7,662	$6,975

Note 7.  Contingencies

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

Note 8.  Income Taxes

The Company’s estimated effective full year tax rate for fiscal 2007 is 17% as compared to the effective tax rate for fiscal 2006 of 33%.  The Company’s fiscal year 2007 tax rate is lower than in fiscal 2006 based on a combination of the extension of the federal Research and Experimentation Credit (Credit) from fiscal 2006, the current year estimated Credit and the Company’s business outlook for the remainder of fiscal 2007.

For the third quarter and first nine months of fiscal year 2007, the Company recorded an income tax benefit of $1.5 million and $248,000, respectively, as compared to tax provisions of $1.3 million and $3.4 million, respectively, for the corresponding periods of fiscal year 2006. The first quarter of fiscal year 2007 included a benefit of $540,000 related to the extension of the Credit as it pertains to the Company’s fiscal year 2006. Legislation to extend the Credit was signed into law after the close of the Company’s fiscal year 2006 on September 30, 2006; therefore the Company was unable to recognize the full Credit in fiscal 2006. The third quarter of fiscal year 2007 includes a benefit of $808,000 due to increased Research and Experimentation Credit and deductions related to foreign sales on the Company’s fiscal year 2006 U.S. income tax return.

In addition, the Company’s effective tax rate is also based on the Company’s continued investments in research and development programs qualifying for the Credit and the Company’s expectations of earnings from operations in jurisdictions with lower tax rates throughout the world.

Note 9.  Downsizing Costs

In April 2007, the Company announced and implemented a plan to align its cost structure with current business activity levels. The cost reduction plan consists primarily of a seven percent reduction in the Company’s worldwide work force, management pay cuts, reduced overtime and mandatory leave. One-time involuntary termination costs of $677,000 are reported as a separate component of operating expenses in the Company’s fiscal third quarter. All costs related to the downsizing plan have been fully incurred. The Company’s downsizing costs and the amount remaining to be paid are summarized as follows (in thousands):

Three Months Ended June 30, 2007
Liability for one-time involuntary termination costs, beginning of period	$--
One-time involuntary termination costs incurred during the period	677
One-time involuntary termination costs paid during the period	(411)

Liability for one-time involuntary termination costs, end of period	$266

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
  expected ongoing cost savings from a cost reduction plan initiated in April 2007;
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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2007.

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

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses and profitability in managing our business. In addition to these financial measures found in our condensed consolidated financial statements, we also use bookings, backlog, shipments and deferred revenue as key performance indicators. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of yet-to-be delivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next 12 months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output. Deferred revenue primarily represents tool deliveries for which we are awaiting final customer acceptance.

A summary of key factors which impacted our financial performance during the third quarter includes:

  Third quarter fiscal 2007 equipment bookings were $50.6 million compared with net bookings of $77.3 million in the third quarter of fiscal 2006 and represent an increase of $12.8 million over second quarter fiscal 2007 bookings of $37.8 million.

  Shipments in the third quarter of fiscal 2007 were $42.1 million compared with shipments of $55.5 million in the third quarter of fiscal 2006. Year-to-date shipments are approximately $167.8 million compared with $170.5 million in fiscal 2006.

  Deferred revenue at June 30, 2007 was $10.4 million.

  Net loss was $45,000 on revenues of $46.6 million during the third quarter of fiscal 2007 compared to net income of $2.4 million on revenues of $59.1 million in the third quarter of fiscal 2006.

  Our gross margin was 47.4% of net sales, up from the 46.8% gross margin we reported in the third quarter of fiscal 2006.

  Cash and cash equivalents were $10.7 million at June 30, 2007, a decrease of $6.6 million from $17.3 million at September 30, 2006.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.6%	53.2%	51.6%	54.0%

Gross profit	47.4%	46.8%	48.4%	46.0%

Operating expenses:
Selling, general and administrative	34.4%	30.4%	32.4%	30.3%
Research and development	14.0%	10.5%	12.1%	10.2%
Downsizing costs	1.4%	--%	0.4%	--%
Gain on sale of building	--%	--%	(0.4)%	--%

Total operating expenses	49.8%	40.9%	44.5%	40.5%

Income (loss) from operations	(2.4)%	5.9%	3.9%	5.5%
Other income (expense), net	(0.8)%	0.3%	0.0%	(0.2)%

Income (loss) before income taxes	(3.2)%	6.2%	3.9%	5.3%
Income tax provision (benefit)	(3.1)%	2.2%	(0.1)%	1.9%

Net income (loss)	(0.1)%	4.0%	4.0%	3.4%

Third Quarter and First Nine Months of Fiscal 2007 Compared with Third Quarter and First Nine Months of Fiscal 2006

Net Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net sales	$46,606	$59,095	$168,045	$178,208

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and royalties. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognized upon shipment if the product is an existing tool to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SAB 104, “Revenue Recognition” have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new products or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue.

Net sales declined $12.5 million in the third quarter of fiscal 2007 as compared with the third quarter of fiscal 2006. Our bookings in the first two quarters of fiscal 2007 declined in response to a slowdown in the semiconductor industry and that decline has been reflected in our revenues the past two quarters. Revenues from shipments in the quarter decreased approximately 37% in the third quarter of fiscal 2007 as compared to the same period in fiscal 2006. Revenue from tool acceptances in the quarter increased approximately 22% over third quarter fiscal 2006 levels. Revenue from both shipments and acceptances during the quarter was weighted toward our Raider platform. Fiscal 2006 revenue also included a one-time tool cancellation fee.

Net sales decreased $10.2 million in the first nine months of fiscal 2007 as compared with the first nine months of fiscal 2006. Revenue from tool shipments year-to-date increased approximately 5.2% over the first nine months of fiscal 2006, primarily based on shipments in the first quarter of fiscal 2007. Revenue from tool acceptances declined year-over-year as we were able to recognize more revenue upon tool shipment in fiscal 2007 than in fiscal 2006. Revenue in both fiscal 2007 and fiscal 2006 is weighted toward the Raider platform.

Geographically, net sales were evenly weighted between the U.S. and Europe in the first nine months of fiscal 2007 and we expect the fourth quarter to be relatively evenly balanced between the U.S. and Europe with the Asian markets being down from last fiscal year. As we compare ourselves with the industry, we continue to view Asia as the primary market for growth opportunity.

Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Gross profit	$22,109	$27,640	$81,255	$81,957
Percentage of net sales	47.4%	46.8%	48.4%	46.0%

Gross profit decreased by $5.5 million or 20.0% in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006 and decreased by $702,000 or 0.9% in the first nine months of fiscal 2007 as compared with the first nine months of fiscal 2006. Third quarter fiscal 2007 margins gained 0.6 percentage points over third quarter fiscal 2006 levels and rebounded 2.4 percentage points in the first nine months of fiscal 2007 as compared with the same period in fiscal 2006.

Gross profit decreased in absolute dollars in the third quarter, primarily due to lower sales volumes. Gross profit improved on a percentage basis in both periods of fiscal 2007. The primary drivers impacting gross margin in the quarterly and year-to-date comparisons include:

  Tool margins improved slightly in the quarterly comparison and by more than two points in the year-to-date comparison. Fiscal 2006 tool margins were negatively impacted by approximately five percentage points by selected tool installations for first time customer use of new applications whereas the third quarter and year-to-date gross profit in fiscal 2007 have been minimally impacted by strategic tool placements.

  Period costs, including reserves for excess inventory, increased in both the quarterly and nine-month comparison, negatively impacting gross margin percentages by approximately two and three percentage points, respectively, as compared to the same periods in fiscal 2006.

  Spare parts, service and restorations increased as a percentage of net sales in fiscal 2007 and therefore contributed more to the overall gross margin than in fiscal 2006. Margins on spare parts, service and restorations are typically higher than tool margins and improved by approximately two percentage points in both comparative periods.

  Warranty and installation costs were flat in the quarterly comparison and decreased by one percentage point in the year-to-date comparison.

Additionally, fiscal 2007 tool margins have been more favorably impacted than in fiscal 2006 by increased installation revenue, with minimal related cost of goods sold.

Selling, General and Administrative

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Selling, general and administrative	$16,050	$17,992	$54,380	$54,068
Percentage of net sales	34.4%	30.4%	32.4%	30.3%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. In the third quarter of fiscal 2007, SG&A expenses decreased $1.9 million as compared to the same period in fiscal 2006 but increased four percentage points to 34.4% of net sales. In the first nine months of fiscal 2007, SG&A expenses increased $312,000 or to 32.4% of net sales from 30.3% of net sales in fiscal 2006.

In April 2007, we implemented a plan to align our cost structure with our business outlook for the remainder of the fiscal year. As a result, SG&A employment, travel and general business costs were reduced in the third quarter of fiscal 2007, decreasing approximately $1.3 million from fiscal 2006 levels.

Professional fees decreased $340,000 as compared with the third quarter of fiscal 2006 primarily because of efficiencies resulting from the replacement of our independent auditors in fiscal 2006. Commission expense declined $370,000 from third quarter fiscal 2006 as a result of our transition to a direct sales and customer service force in Taiwan and China in fiscal 2006.

Year-to-date, SG&A expenses increased $312,000 to $54.4 million. Employment costs related to increased staffing, wage increases and payroll taxes increased $2.7 million in the year-to-date comparison. Travel and related general business expenses increased year-to-date along with the increase in employment costs. These increases were partially offset by a $2.2 million decrease in commission expense related to our transition to a direct sales and customer service force in Taiwan and China as well as by lower professional fees and travel expenses in fiscal 2007. Despite the increase in expense in the year-to-date comparison, employment, travel and general business expenses trended downward in the third quarter of fiscal 2007 in response to our cost reduction program.

Research and Development

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Research and development	$6,518	$6,186	$20,265	$18,248
Percentage of net sales	14.0%	10.5%	12.1%	10.2%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In the third quarter of fiscal 2007, R&D expense increased $332,000 as compared to the third quarter of fiscal 2006 or from 10.5% of net sales to 14.0% of net sales and increased $2.0 million to 12.1% of net sales as compared to 10.2% of net sales in the first nine months of fiscal 2006.

Prototype expenses and contracted services costs accounted for most of the increase in R&D expense in the third quarter of fiscal 2007 as compared with the third quarter of fiscal 2006. Our development work is focused on yield enhancing and enabling 32 nanometer device fabrication processes and our projects range from new prototype development to tools that are currently being evaluated at customer sites. These increases were partially offset by decreased employment costs and general business expenses resulting from our cost reduction plan.

Prototype expense was the primary driver in the $2.0 million increase in R&D expense in the first nine months of fiscal 2007 as compared with the first nine months of fiscal 2006. Employment costs increased approximately $400,000 related to increased headcount, payroll taxes and wage increases; however employment costs decreased in the third quarter of fiscal 2007 as a result of our cost reduction program. Depreciation expense increased approximately $100,000 as we replaced older technology tools in our demonstration laboratories.

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

Downsizing Costs

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Downsizing costs	$677	$--	$677	$--
Percentage of net sales	1.4%	--%	0.4%	--%

In April 2007, we announced and implemented a plan to align our cost structure with current business activity levels. The cost reduction plan consists primarily of a seven percent reduction in our worldwide work force, management pay cuts, reduced overtime and mandatory leave. One-time involuntary termination costs of $677,000 are reported as a separate component of operating expenses in our fiscal third quarter. All costs related to the downsizing plan were fully incurred in the third quarter.

Our third quarter operating results include savings of $2.5 million, net of downsizing costs, as employment, travel, and general business expenses declined from second quarter fiscal 2007 levels in response to our cost reduction plan. We expect ongoing savings of approximately $3 million per quarter.

Gain on Sale of Building

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Gain on sale of building	$--	$--	$(648)	$--
Percentage of net sales	--%	--%	(0.4)%	--%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income (Expense), Net

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$66	$180	$228	$358
Interest expense	(312)	(81)	(530)	(385)
Foreign exchange loss	(107)	(63)	(267)	(209)
Other	(19)	176	458	(74)

Total other income (expense), net	$(372)	$212	$(111)	$(310)

Other income (expense), net decreased by approximately $584,000 in the third quarter of fiscal 2007 to a net other expense of $372,000 as compared to a net other income of $212,000 in the same period in fiscal 2006 primarily because interest expense increased $231,000 related to a tax settlement with the Internal Revenue Service.

In the year-to-date comparison, Other income (expense), net improved by approximately $199,000. Fiscal 2006 included a $440,000 expense related to a patent lawsuit settlement involving a product representing less than 2% of our net sales. Offsetting this, interest income declined year-over-year because of lower cash investment balances in fiscal 2007 and interest expense increased in fiscal 2007 as discussed above.

Foreign exchange gains and losses were flat in both comparable periods. Beginning in April 2007, due to a change in how we conduct business and following an evaluation of the scope of our operations and business practices, we concluded that the Euro is the currency of the primary economic environment in which Semitool Austria operates and, consequently, changed the functional currency for Semitool Austria to the Euro. Semitool Austria invoices its customers in Euros and its financing and operating activities are denominated in the Euro. Accordingly, from April 1, 2007, all assets and liabilities of Semitool Austria are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss. We do not expect the transition from a U.S. dollar functional currency to a Euro functional currency for our Austrian subsidiary to have a material impact on our results of operations.

Income Taxes

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Income tax provision (benefit)	$(1,463)	$1,323	$(248)	$3,359

Our estimated effective full year tax rate for fiscal 2007 is 17% as compared to the effective tax rate for fiscal 2006 of 33%.  Our fiscal year 2007 tax rate is lower than in fiscal 2006 based on a combination of the extension of the federal Research and Experimentation Credit (Credit) from fiscal 2006, the current year estimated Credit and our business outlook for the remainder of fiscal 2007.

For the third quarter and first nine months of fiscal year 2007, we recorded an income tax benefit of $1.5 million and $248,000, respectively, as compared to tax provisions of $1.3 million and $3.4 million, respectively, for the corresponding periods of fiscal year 2006. The first quarter of fiscal year 2007 included a benefit of $540,000 related to the extension of the Credit as it pertains to our fiscal year 2006. Legislation to extend the Credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore we were unable to recognize the full Credit in fiscal 2006. The third quarter of fiscal year 2007 includes a benefit of $808,000 due to increased Research and Experimentation Credit and deductions related to foreign sales on our fiscal year 2006 U.S. income tax return.

In addition, our effective tax rate is also based on our continued investments in research and development programs qualifying for the Credit and our expectations of earnings from operations in jurisdictions with lower tax rates throughout the world.

Backlog and Deferred Revenue

	June 30, 2007	June 30, 2006
	(Dollars in millions)
Backlog	$50.9	$84.3
Percentage change in backlog year-over-year	(39.7)%	129.7%
Deferred revenue	$10.4	$14.7
Percentage change in deferred revenue year-over-year	(29.0)%	(52.6)%

Approximately 80% of our current backlog is for Raider tools. Deferred revenue decreased $4.3 million at June 30, 2007 as compared with June 30, 2006 primarily due to lower shipment volumes in the third quarter of fiscal 2007 than in third quarter of fiscal 2006 in response to the general softening in the semiconductor industry in the first two quarters of fiscal 2007. Current deferred revenue includes all or a part of the revenue on 13 Raiders at June 30, 2007 as compared with 32 Raiders at June 30, 2006.

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

Deferred profit included in our current liabilities is derived from deferred revenue, which primarily relates to equipment delivered to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog.

Stock-Based Compensation

Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics that differ from those of publicly traded options.

Total compensation cost recorded in the third quarter of fiscal 2007 and fiscal 2006, respectively, was $246,000 and $344,000 pre-tax, or $204,000 and $221,000 after tax, in both periods, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first nine months of fiscal 2007 and fiscal 2006, respectively, was $800,000 and $1.0 million pre-tax, or $664,000 and $642,000 after tax, respectively, an impact of approximately $0.02 per basic and diluted share in both periods.

Liquidity and Capital Resources

In the first nine months of fiscal 2007, cash used by operating activities was $3.5 million. The primary use of cash in the first nine months of fiscal 2007 was an $11.5 million decrease in accounts payable as our accounts payable pool declined from higher business activity levels and we reduced inventory spending. Inventories increased $874,000 year-to-date but decreased $5.0 million in the third quarter due to an inventory reduction plan implemented in the third quarter. Customer advances decreased $3.8 million as we shipped the tools underlying those advances. Income taxes payable and payroll related liabilities decreased $4.9 million. The primary sources of cash from operations during the first nine months of fiscal 2007 were net income of $6.7 million and other non-cash operating activities of $8.3 million. Trade receivables provided $5.0 million year-to date as collections exceeded shipments. In the third quarter of fiscal 2007, trade receivables provided $8.4 million in cash and were the primary contributor to the $5.0 million net cash provided by operations in the quarter.

Investing activities in the first nine months of fiscal 2007 included $8.0 million in purchases of factory equipment, other property and the expansion and remodeling of our Rhetech subsidiary facility. We invested an additional $3.5 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. These investments in our equipment and facilities were partially offset by proceeds from the sale of property, plant and equipment, primarily a manufacturing facility located near Kalispell, Montana, which we sold for approximately $1.9 million. We also invested a net amount of $771,000 in our patent portfolio.

Financing activities in the first nine months of fiscal 2007 provided cash of $3.8 million and consisted primarily of $1.6 million in borrowings under long-term debt for our Rhetech subsidiary expansion and remodeling project and $4.9 million in new long-term debt used to finance the acquisition, remodeling and equipping of a manufacturing facility located near Kalispell, Montana. The $4.9 million financing with First Interstate Bank is under a value-added loan program sponsored by the Montana Board of Investments (MBOI). The MBOI participation in 75% of the loan carries an interest rate of 2.5% for the first five years and 6.5% for the second five years of a ten-year term. The 25% of the loan financed by First Interstate Bank has a 7.75% interest rate over the ten-year term. Stock option exercises also provided $1.1 million in the first nine months of fiscal 2007. Offsetting these sources of cash, we repaid short-term borrowings of $3.1 million on our revolving line of credit in the first nine months of fiscal 2007. There are currently no advances outstanding on the revolving credit line.

In the first nine months of fiscal 2006, cash used by operating activities was $11.4 million. The primary use of cash in fiscal 2006 was a $12.5 million increase in trade receivables related to sales volumes and the timing of tool shipments. Collections of trade receivables were the primary contributor to the $7.9 million cash provided by operations in the third quarter of fiscal 2006. Inventories increased $18.4 million, and included several substantially complete tools, most of which were scheduled to ship in the first part of the fiscal 2006 fourth quarter. Raw materials inventory grew to support fiscal 2006 current and expected shipment volumes and to ensure the availability of adequate inventory near our customers’ fabs to support their operations. The primary sources of cash from operations in fiscal 2006 were a $5.9 million increase in Customer Advances, net operating income of $6.0 million and other non-cash operating activities of $6.4 million.

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

Financing activities in the first nine months of fiscal 2006 consisted primarily of approximately $28.0 million in cash proceeds from an equity offering of three million shares of common stock in December, borrowings under long-term debt of $1.4 million for a new facility that was being constructed in Austria and $1.2 million from the exercise of stock options.

As of June 30, 2007, our principal sources of liquidity consisted of approximately $10.7 million in cash and cash equivalents and $30 million available under our $30 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate or, at our option, LIBOR plus 2.25%. As of June 30, 2007, the prime lending rate was 8.25%. The revolving credit line expires on March 1, 2008. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial ratios. We are in compliance with our debt covenants as of June 30, 2007.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2007 and into the foreseeable future. We estimate capital expenditures will be between $7 million and $9 million for the next 12 months. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue additional common stock or other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

There were no changes to our critical accounting policies in the first nine months of fiscal 2007. For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2006.

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

As of June 30, 2007, we had approximately $11.3 million in long-term debt. Our long-term debt bears interest at fixed rates. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At June 30, 2007, we held forward contracts to sell Japanese Yen with a total face value of $1.8 million and a total market value of $1.7 million and an unrealized gain of approximately $100,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Semitool conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.   Exhibits

      Exhibits

10.95 31.1 31.2 32.1 32.2	Amendment No. 3 dated June 5, 2007 to Aircraft Lease Agreement dated January 15, 2004 between Eagle I,
   LLC and Semitool, Inc. (1)
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

(1)     Incorporated herein by reference to Exhibit 10.95 to the Company’s Report on Form 8-K, date of report June 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)