Form 10-K
period 2007-09-30
SEMITOOL INC
filed 2007-12-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

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
(406) 752-2107
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]   No [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2007 (based on the last reported sale price on the NASDAQ Stock Market LLC as of such date) was $288,092,532.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 3, 2007 was 32,362,817.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held March 6, 2008.

SEMITOOL, INC.

Index to Annual Report on Form 10-K
Year Ended September 30, 2007

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE

CONTROLS AND PROCEDURES

OTHER INFORMATION	20 21 22 31 33 58 58 58

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE COMPENSATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  SHAREHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PRINCIPAL ACCOUNTING FEES AND SERVICES	59 59 59 59 59

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES	60 62

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

  trends in the semiconductor industry that are driving growth for our products, including the adoption of single wafer 300mm processing, adoption of copper as an interconnect material, spray processing supplanting immersion technologies and the continued expansion of the wafer level packaging market,
  Semitool's solutions and strategies for electrochemical deposition, surface preparation and wafer level packaging, including our intent to continue investing in research and development to maintain and expand our position as a technology leader in those markets, our plan to develop new technologies, including porous silicon, 3-D packaging, wafer thinning and solar market applications for our processes and equipment, to enable us to enter emerging markets and provide innovative solutions, our plan to leverage our Raider platform with both our current and potential new customers and in new markets and our expectation that revenue from our Raider platform will continue to account for a significant portion of our revenue, our plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with other semiconductor device manufacturers, our intent to expand our sales and support organization to broaden customer reach, particularly in Asia, and the potential for growth in those markets, our anticipation of stronger sales in the Asian market in fiscal 2008, relative to fiscal 2007, the performance and acceptance of our products, including the continued technological improvement of our tools and the success of our Raider platform, manufacturing strategy, including our vertical manufacturing structure and manufacturing strategies for increasing performance reliability and yields while reducing the cost of ownership of our tools, competition, including our ability to compete favorably with companies significantly larger than we are, our efforts to protect our intellectual property portfolio and intent to continue to file patent applications to protect that intellectual property, the adequacy of our existing manufacturing facilities,
  the ability to maintain our worldwide sales, service and customer support organizations, and the impact of litigation on our business, including patent disputes.

        Other forward-looking statements made below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere include statements relating to:

  accounting policies and estimates and the effects of new accounting standards, research and development expenses, including expected fluctuations in such expenses in absolute dollar amounts and as a percentage of net sales, and our expectation of continued funding of research and development to attain technology leadership in our industry, the expectation that our transition to a direct sales and service presence in Asia will improve our profitability, estimates of capital expenditures and the sufficiency of funds and sources of financing to make expected capital expenditures through fiscal 2008, inventory management,
  the sufficiency of funds and the ability to finance activities, including sources of liquidity and the availability of the funds for borrowing under the debt covenants contained in our revolving credit line, our expectation that existing debt financing arrangements and cash flows generated from operating activities will be sufficient to fund operations and planned capital expenditures through fiscal 2008, and our expectation that, if additional financial resources are required, we will have the ability to issue securities from our shelf registration statement, issue other financial instruments or borrow money.

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

Item 1.  Business

Overview

        We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer level packaging of ICs processes. Our single wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. Our BEOL surface preparation systems are used for polymer removal and packaging applications. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Also, our surface preparation systems are used for cleaning and etching processes for wafer level packaging. Our primary product for all of these processes is the Raider platform, which is a multi-chamber single wafer tool. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

        Semitool, Inc., a Montana corporation, was founded in 1979 and is headquartered in Kalispell, Montana. Our mailing address is 655 West Reserve Drive, Kalispell, MT 59901 and our telephone number is 406-752-2107. Additional information about the Company is available on our Web site at http://www.semitool.com. On our Investor Relations page on our Web site, we post the following filings as soon as practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our own Investor Relations web page are available to be viewed free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. Our Form 10-K and other filings also are available at the Securities and Exchange Commission’s Web site at http://www.sec.gov. Any materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

Industry Background

        Growth in the semiconductor industry is driven by the global demand for semiconductor devices that are incorporated in an ever increasing array of electronics devices such as personal computers, network servers, digital televisions, audio systems including MP3 players, video game players, cellular phones, GPS devices and digital cameras to name a few. The market for semiconductor equipment used to fabricate semiconductor devices has also experienced significant growth, driven by greater demand for, and increasingly higher performance of, semiconductor devices. Though subject to a high degree of cyclicality due to periods of excess supply or demand for semiconductor equipment, semiconductor devices and semiconductor fab capacity utilization, the market for semiconductor equipment is characterized by rapid technological development and product innovation. As a result, to meet new technological advancements, semiconductor device manufacturers may purchase new semiconductor equipment despite the timing of the market cycle.

Semiconductor Manufacturing Process Overview

        Semiconductor devices can consist of over a billion microscopic transistors and other components that electronically store information and allow the execution of instructions used to operate electronic devices. Fabrication of ICs involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment, chemical media, and materials. The fabrication process includes, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films. After the deposition of each film layer, the fabrication process continues with repeated cleaning, stripping and etching processes to prepare the surface for the next process. When completed, the wafer may contain several hundred ICs, which are traditionally then separated by a dicing process. The ICs are then packaged by connecting them to pins using metal wire contacts and encapsulating the ICs in a polymer. In an effort to reduce the size of packaged ICs, some manufacturers are using newer wafer level packaging, which allows for attaching each IC’s package before dicing. Once diced, the entire packaged semiconductor device can then be placed into an electronic product, such as a cellular phone or other electronic device.

        Cleaning, stripping, etching or otherwise preparing the wafer surface are steps repeated throughout the semiconductor fabrication process as well as in the wafer level packaging process. These processes are important, since the integrity of the next process depends on the effectiveness of prior cleaning, stripping, or etching steps. Immersion and spray are two fundamental means by which surface preparation wet process steps are performed. Immersion processes, or wet benches, are a series of liquid-filled tanks in which wafers are immersed. The wafers are transported from a wet chemical tank to another tank by robots or human operators. Spray delivery systems subject wafers to sequential spray applications of chemicals inside an enclosed process chamber, where the chemical is brought to the wafers which are spinning on axis. Spray systems can be configured to process wafers in a batch or single-wafer mode. Single-wafer processor systems can provide a combination of spray and immersion processes.

        An IC’s interconnect wiring establishes the connections between the IC’s transistors and external devices. Interconnects are formed by the deposition of metal film layers, such as copper, into trenches and vias on the surface of a wafer. The deposition step occurs numerous times throughout the manufacturing process, with advanced ICs possessing seven or more metal film layers. As device dimensions continue to shrink, the connections between transistors add noticeably more delay to IC processing speeds, due to the intrinsic resistance and capacitance of the interconnect material. Copper is the material of choice in such situations and practically all 300mm fabs use copper plating equipment. However, copper, unlike aluminum, is difficult to handle and must be kept from direct contact with the silicon wafer as it will diffuse into the silicon. This will ruin the devices on the wafer and could potentially contaminate an entire fab. As a result, copper-based manufacturing requires more critical surface preparation steps and special processing techniques to provide complete isolation of the copper material.

Trends in Semiconductor Manufacturing

        There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

         Smaller Device Features for Lower Cost and Higher Performance. Semiconductor devices follow Moore’s Law which states that approximately every two years the amount of transistors on a device doubles giving it twice the power in the same space. The continuing trend towards more advanced electronics applications continues the industry’s transition to smaller device features, enabling lower cost, as more ICs can be fabricated on each wafer. As the industry moves to 45 nanometer feature sizes and below, the IC fabrication process becomes significantly more complex, requiring more stringent manufacturing specifications and lower acceptable margins of error. In particular, the fabrication process becomes more susceptible to ever smaller particles, requiring the use of more advanced surface preparation equipment. Also, manufacturing smaller IC interconnects often requires the use of equipment specifically designed for copper processing.

         New Materials to Fabricate More Advanced Semiconductor Devices. The need to fabricate increasingly advanced semiconductor devices has led to more complex manufacturing processes that use new materials, such as low-k dielectrics and copper to form an IC’s interconnect wiring. The use of copper, in particular, presents significant processing challenges to prevent copper contamination measured in parts per billion at the atomic level. To address these challenges, dedicated processes have been developed to provide better isolation of copper materials on the wafer, including dual-damascene, barrier layer formation, and new cleaning processes to remove unwanted copper. These complex, dedicated processes require the use of equipment for the precise deposition of copper material. Additionally, the introduction of new materials requires a higher number of surface preparation steps, as well as more advanced cleaning processes that are tailored to handle these new materials.

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

         Move to Single-Wafer Processing Technologies for Enhanced Surface Preparation. The industry shift towards smaller device dimensions, new materials and 300mm wafer processing has driven the need for more advanced surface preparation technologies and process equipment. In particular, 300mm is causing a move to single-wafer processing as the process can be controlled more precisely compared to wet bench technology. For example, single-wafer spray processing is increasingly being used instead of wet benches due to its greater process control, reduced footprint, reduced manufacturing cycle time, reduced chemical consumption and now greater throughput. Fab BEOL processes, where the interconnect wiring is placed on the wafer, have already made the transition from being a primarily batch process to a single wafer process. Currently, FEOL processes, which fabricate the devices’ transistors, are starting to transition from batch to single wafer.

         Wafer Level and Other Advanced Packaging Enable Smaller Portable Products. New packaging technologies, including wafer level packaging, are being developed by the industry for the manufacture of smaller portable products such as GPS devices, MP3 players, mobile phones and radio frequency identification, or RFID tags. Advanced packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology. Advanced packaging uses fabrication processes similar to IC fabrication and includes, among others, ECD for connective solder or gold bumps, photoresist stripping and under-bump metal etching. The packaging method allows for more efficient 3-D device mounting, or chip stacking, to further reduce the device’s footprint.

         Emerging Need for Thinned Wafers and Chip Stacking Driven by the Demand for Smaller Portable Devices. The desire for smaller, lighter and more power efficient devices has led to the need for thinning the device prior to packaging. Another emerging trend is 3-D device stacking for more functionality in a smaller space.

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

         Technology Leadership. We are able to leverage our extensive expertise in wet chemical processing and over 28 years of experience building and supporting production-proven semiconductor manufacturing equipment. We utilize advanced modeling techniques in the design of our process chambers to address an increasingly complex manufacturing process. We have a strong intellectual property portfolio with 344 U.S. patents issued and approximately 182 U.S. patents pending.

         Comprehensive Product Portfolio. We provide a broad suite of advanced, highly-engineered, innovative processing chambers that include surface preparation and ECD equipment. These chambers are incorporated into our single wafer platform and into our batch processing tools. We design a variety of chambers to optimize performance of each of the different processes.

         Raider Platform. Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation and ECD applications. Our proprietary platform is configured in a linear design, coupled with our own robotic technology, allowing for up to 14 interchangeable process chambers. The Raider platform also features no-teach robot technology which results in reduced installation and maintenance costs.

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

         Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technology leader in surface preparation and ECD. Our goal is to deliver leading-edge technical innovation to our customers by focusing on performance, improved system reliability, high throughput, yield enhancement and a low cost of ownership. We plan to develop new technologies, such as porous silicon and solar applications, to enable us to enter emerging markets and provide innovative solutions to meet customer needs.

         Leverage our Raider Platform to Further Penetrate New Customer and Market Opportunities. Our Raider platform features proprietary surface preparation, ECD, and wafer handling technologies. We continue to enhance the capabilities of our Raider platform and thus broaden its customer appeal by expanding its portfolio of wet chemical processing capabilities. We plan to leverage our Raider platform with both our current and potential new customers, in our existing markets, as well as in new markets. New Raider developments will provide a significant throughput advantage with a reduced footprint compared to batch processing technology.

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

         Leverage Strategic Relationships. For over 28 years, we have focused on satisfying the needs of worldwide semiconductor device manufacturers and establishing long-term relationships with our customers. We work with select customers at the concept and design stages to identify and respond to their requests for current and future generations of products. These close working relationships allow us to understand and address the performance and cost expectations of our customers. We plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with additional semiconductor device manufacturers.

         Expand Our Asian Market Presence. During the past several years we have expanded our presence in Asia. We currently have sales organizations in Singapore, Japan, Taiwan, Korea and China, and we intend to continue to expand our sales and applications support organization to broaden our customer reach. We believe that the Asia region has the potential for additional significant long-term growth. Our sales, marketing and service strategy is to expand our installed base of equipment with existing and potential new customers in these regions.

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

        Our surface preparation systems incorporate our innovative cleaning technology, such as our new HiDRIS cleaning chamber used to remove high dose ion implant photo-resist from the surface of the wafer. We are developing porous silicon chambers for potential use in nano-technology and solar applications.

        For electroplating applications, we leverage our advanced techniques in the design of our proprietary copper pellet anode assemblies and membrane technology to provide low cost copper to the flash and memory device markets. Our multiple anode assemblies enable radially controlled current density during the electroplating process, leading to a more controllable process for depositing copper film on the surface of a wafer allowing the optimal match of the copper film to the planarization characteristics of the downstream CMP process step.

Products

        Our broad product suite of innovative processing systems leverages our core wet chemical processing expertise and our years of experience in manufacturing and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are multi-chamber single-wafer and batch cleaning, stripping and etching equipment and single-wafer plating equipment, primarily for the deposition of copper, lead or lead-free solder. We operate in one segment with net sales of $215.2 million, $243.2 million and $190.4 million for fiscal 2007, 2006 and 2005, respectively.

Surface Preparation Products

        Our multi-chamber, single-wafer processing systems for wet cleaning, stripping and etching are designed with a linear arrangement of the processing chambers for high volume production and, like our ECD chambers, utilize the Raider platform. The platform modularity reduces downtime and increases wafer throughput providing the customer with an overall lower cost of ownership. These systems are available to accommodate 200mm and 300mm wafer sizes. Selling prices for these single wafer surface preparation products range from $700,000 to $4.0 million.

        Our batch systems for wet cleaning, stripping and etching applications include semi- and fully-automated systems and use our proprietary spray technology to deliver chemicals, deionized water and gases to the wafer surface in an enclosed chamber. The wafers are rotated, on axis, and are showered by a sequenced spray of chemicals followed by heated nitrogen gas to dry the wafers. This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time. Our cost-effective ozone and deionized water-based cleaning process, called HydrOzone, is available on selected systems. This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time, reduced water consumption, and can minimize chemical disposal costs. These systems are available to accommodate 150mm, 200mm and 300mm wafer sizes in up to 50 wafer batches. Selling prices for these systems range from under $20,000 to $2.9 million.

RAIDER SP

        Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation applications. Our proprietary platform is configured in a linear design, coupled with our robotic technology, allowing for up to 14 interchangeable process chambers. The Raider platform also features Nano-Megs cleaning capability, which uses megasonic energy to delicately but effectively clean the wafers, combined with the ability to use the single-wafer version of our HydrOzone or FluorOzone processes. The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry. The tool can be equipped with our proprietary Capsule chambers, which allows side-selectable processing. In addition, the system can also be equipped with spray, immersion, megasonic, or vapor process chambers. Applications include wafer backside, bevel-edge clean for removal of unwanted copper and other contaminates, post-etch polymer removal, critical pre-deposition cleans, metal etching and FEOL cleans. The Raider SP is available to accommodate 200mm and 300mm wafer sizes.

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

Electrochemical Deposition Systems

        Our single-wafer ECD systems incorporate proprietary electroplating technology on a multi-chamber platform that processes one wafer per chamber. ECD applications include copper interconnect for logic and memory ICs, gold bumps for high speed communication ICs, lead and lead-free solder bumps for advanced wafer level packaging and through silicon via plating for 3-D chip stacking applications. Our leading single-wafer design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration. These systems generally include a combination of ECD and surface preparation process chambers to address a customer’s specific application. These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers’ capacity requirements. Selling prices of these systems typically range from approximately $800,000 to $4.2 million.

RAIDER ECD

        The Raider ECD is an automated, single-wafer processor for high volume ECD. The specific configuration of its multiple processing chambers determines which semiconductor IC and advanced packaging markets the Raider ECD serves. For copper interconnect, several process steps can be integrated onto a single system such as ECD seed layer enhancement, ECD plating fill, wafer backside clean, bevel-edge clean, film thickness metrology and rapid thermal anneal. Our proprietary concentric anode chamber design, coupled with our model-based plating controller, allows the user to optimize plating profiles for downstream operations such as better matching of film characteristics to planarization (CMP) equipment, resulting in yield CMP improvements and reducing expensive CMP costs. Our cleaning chambers, which are also used in our Raider SP, are integrated into the tool for bevel-edge and backside copper cleaning to eliminate copper contamination. The modularity of the platform provides our customers with the flexibility to configure the chamber mix to meet their specific needs. Additionally, our Advanced Chemical Management System, or ACMS, an automated electroplating bath control unit, can be fully integrated with the Raider ECD systems. The ACMS maintains the desired chemical balance in the plating baths by automatically analyzing and replenishing the chemical constituents using our proprietary technology and typically services two ECD systems. The primary applications for the Raider ECD are copper, gold, nickel, platinum and solder depositions. It is available to accommodate 200mm and 300mm wafer sizes.

Customers, Sales and Marketing

        Our customers include leading global semiconductor manufacturers. The following is a representative list of our largest customers in fiscal 2007:

Advanced Micro Devices Amkor Anadigics Bosch Casio Freescale Semiconductor Grace Semiconductor	Hitachi Infineon/Qimonda Maxim Integrated Products Micron/IM Flash Seagate Skyworks	Sony Spansion STMicroelectronics Taiwan Semiconductor Mfg. Co. TECH Semiconductor Texas Instruments United Microelectronics Corporation

        Our top ten customers accounted for 67.8%, 54.0% and 58.2% of net sales in fiscal 2007, 2006 and 2005, respectively. Advanced Micro Devices accounted for 23.8%, 13.8% and 16.7% of net sales in fiscal 2007, 2006 and 2005, respectively. Micron/IM Flash accounted for 10.2% of net sales in fiscal 2007.

        International sales, primarily in Europe, Asia and Japan, accounted for approximately 62.5%, 62.5 % and 72.7% of net sales for fiscal 2007, 2006 and 2005, respectively. We have direct sales and customer support organizations located in the United States, Europe, Japan, Singapore, Korea, Taiwan and China, and for some products, we utilize on a selective basis both independent representatives and distributors.

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

Backlog and Deferred Revenue

        Consolidated orders backlog was $58.9 million as of September 30, 2007 and $85.3 million in fiscal 2006. We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are subject to cancellation or rescheduling by customers with limited or no cancellation fees. During periods of downturns in the semiconductor industry, we have experienced significant cancellations and delays.

        Our deferred revenue primarily relates to equipment shipped to customers that has not been accepted by the customer. Revenue on those shipments is recognized as sales when acceptance is received. As of September 30, 2007, deferred revenue was $15.4 million.

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

        In fiscal 2006 we increased our manufacturing capacity with the purchase of a 72,000 square foot facility near Kalispell. This building contains our fabrication departments and provides more space for the assembly area in our main facility. In fiscal 2006, we also completed our facility in Salzburg, Austria which has space for light manufacturing and a repair facility. In fiscal 2007, we completed a 10,000 square foot expansion of a refurbishing facility at our Rhetech subsidiary.

Research and Development (R&D)

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

        Research and development, which is expensed as incurred, was approximately $27.1 million, $24.5 million and $19.7 million in fiscal 2007, 2006 and 2005, respectively. As a percentage of our net sales, these expenses represented approximately 12.6%, 10.1% and 10.4% in each of these fiscal years, respectively. Our surface preparation research and development efforts were focused on FEOL cleaning applications, wafer edge cleaning processes and related equipment. ECD R&D focused on the development of a new processing chamber capable of plating copper for devices at the 32 nanometer node and below, deep via applications, direct-on-barrier plating, thin seed layer enhancement processes, porous silicon processes and related equipment. R&D projects also included a single wafer copper annealing process.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological change. Significant competitive factors in the semiconductor equipment and related markets in which we compete include: system performance, quality and reliability, cost of using our equipment, ability to ship products to meet customer schedules, timeliness and quality of technical support service, our success in developing new and enhanced products, pricing and payment terms. We face substantial competition from established companies, some of which have greater financial, marketing, technical and other resources, broader and integrated product lines, more extensive customer support capabilities, larger sales organizations and greater installed customer bases. Our primary competitor in ECD is Novellus Systems, Inc. In wet surface preparation applications, our competition includes Dainippon Screen Manufacturing Co., SEZ Holding, AG and Tokyo Electron, Ltd.

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

        We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 344 U.S. patents, some with pending foreign counterparts, have approximately 182 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. We have had an active patent program since the Company’s inception; consequently, the duration of our patent portfolio is staggered due to various initial filing dates for individual patents. Our patent portfolio is not dominated by any particular patents. We consider the strength of the overall portfolio to be more important than the strength of any particular patent. In fact, many patents are part of our “patent families” and it is difficult, if not impossible, to make any assessment regarding the “materiality” of one patent in that family over another. Even if a patent is not used offensively to prevent a competitor from practicing the same art, it may still provide a deterrent against a competitor’s potential patent infringement claim against us.

Employees

        As of September 30, 2007, we had 1,157 full-time and temporary employees worldwide. Our employees are not represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position
Raymon F. Thompson (1) Larry E. Murphy (2) Timothy C. Dodkin (3) Larry A. Viano (4) James L. Wright (5) Richard C. Hegger (6)	66 48 58 53 44 51
Chairman of the Board and Chief Executive Officer
President and Chief Operating Officer
Executive Vice President
Vice President, Chief Financial Officer
Vice President, Manufacturing
General Counsel, Secretary

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

(6)     Richard C. Hegger joined us in 2000 as our General Counsel and has served as our Secretary since February 2005. Prior to joining the Company, Mr. Hegger worked for a major international law firm and specialized in corporate transactions. He is a graduate of Columbia University School of Law and a member of the bars of Montana, New York and Missouri.

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

We have incurred significant net losses in the past. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure that we will be able to maintain the profitability that we achieved in the past four fiscal years. It is possible that in future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline.

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
  level of our fixed expenses relative to our net sales; and
  fluctuating costs associated with our international organization and international sales, including currency exchange rate fluctuations.

During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high priced systems. The selling prices of our systems range from under $20,000 to in excess of $4.2 million. Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

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

We have experienced periods of significant growth and decline in net sales. Our net sales decreased 11.5% from approximately $243.2 million in fiscal 2006 to approximately $215.2 million in fiscal 2007. However, there have been periods of even more significant declines in net sales; for example, our net sales decreased 51.8% from approximately $256.5 million for fiscal 2001 to approximately $123.7 million for fiscal 2002. In addition, our consolidated orders backlog decreased 30.9% from approximately $85.3 million at September 30, 2006 to $58.9 million at September 30, 2007. If we are unable to effectively manage periods of rapid decline or sales growth, our business, financial condition, results of operations and cash flows could be significantly harmed.

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

Our ten largest customers accounted for approximately 67.8%, 54.0% and 58.2% of net sales in fiscal 2007, 2006 and 2005, respectively. There are a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a relatively small number of large companies for a significant portion of our net sales. Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by large customers could have a significant impact on our cash flows.

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

We have leveraged our Raider platform to address both surface preparation and ECD applications. In fiscal year 2007, the Raider platform accounted for approximately 76% of our tool revenues. We expect that revenue from our Raider platform will continue to account for a significant portion of our revenue. Accordingly, if the Raider platform were adversely affected by its own performance, price or total cost of ownership, or the availability, functionality and price of competing products and technologies, that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

To achieve commercial success with our products, we need to manage our inventory of component parts and finished goods effectively to meet changing customer product and volume requirements. Some of our products and supplies, have in the past and may in the future, become obsolete, while in inventory, due to rapidly changing customer specifications or slowdowns in demand for existing products ahead of new product introductions by us or our competitors. If we are not successfully able to manage our inventory, including our spare parts inventory, we may need to write off unsaleable or obsolete inventory, which would adversely affect our results of operations. For example, in the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete.

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

Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 62.5%, 62.5% and 72.7% in fiscal 2007, 2006 and 2005, respectively. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

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

We believe that our existing balances of cash, cash equivalents, our cash flow from operations, and from a revolving credit facility we renewed in the fourth quarter of fiscal 2007 will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. Although we expect existing debt financing arrangements and cash flows generated from operating activities to be sufficient to fund operations at the current and projected levels in the future, there is no assurance that our operating plan will be achieved. We may need to take actions to reduce costs, seek alternative financing arrangements or pursue additional placement of our common stock.

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

The above mentioned revolving credit facility provides for up to $30 million in borrowings. There is no assurance that this facility will be sufficient to meet our cash needs. In addition, the credit facility contains financial covenants which must be met for the availability of funds. There is no assurance that the company will in the future be able to meet the requirements of these covenants so that the funds are available for borrowing.

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

We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 344 U.S. patents, some with pending foreign counterparts, have approximately 182 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Furthermore, certain types of intellectual property are country-specific; for example, U.S. patents provide protection in the U.S. but generally do not provide protection outside the U.S. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

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

In fiscal 2007, approximately 62.5% of our net sales were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, China and Korea. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, in many countries other than the U.S., the public disclosure of an invention prior to the filing of a patent application for the invention would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications may remain confidential during the patent prosecution process in certain cases, the contents of a patent application may be published before a patent is granted, which provides competitors an advanced view of the contents of applications prior to the establishment of patent rights. For these and other reasons, we also have not filed patent applications in these countries to the same extent that we file in the U.S. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

        We own two manufacturing facilities located on sites near Kalispell, Montana with approximately 251,000 square feet in the aggregate. Additionally, we own two manufacturing facilities located in Libby, Montana housing approximately 20,000 square feet in the aggregate. We also own a facility located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary, which we expanded by 10,000 square feet in fiscal 2007 for a total of 32,000 square feet. We constructed a 29,000 square-foot production and office building in Salzburg, Austria, which we occupied in December 2005. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We own an office building in Cambridge, UK, which serves as our European headquarters for sales and customer support. We also lease 13 other smaller facilities worldwide, which are used as sales and customer service centers.

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

Item 3.  Legal Proceedings

        We are involved in legal proceedings that arise in the ordinary course of our business, including employment related litigations. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol “SMTL” on the NASDAQ Stock Market LLC. The approximate number of shareholders of record at December 3, 2007 was 119 and the reported last sale price on that date of our common stock on the NASDAQ Stock Market LLC was $8.72. The high and low sales prices for our common stock reported by the NASDAQ Stock Market LLC are shown below.

	Common Stock Price Range Fiscal Year Ended September 30,
	2007		2006
	High	Low	High	Low
First Quarter	$14.00	$ 9.86	$10.98	$ 7.78
Second Quarter	$14.09	$10.80	$13.65	$10.44
Third Quarter	$13.13	$ 9.59	$12.39	$ 8.54
Fourth Quarter	$10.56	$ 8.78	$11.27	$ 8.00

Since our initial public offering of common stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative total shareholder return on the Company’s Common Stock from September 30, 2002 through the end of the Company’s fiscal year ended September 30, 2007, with the percentage change in the cumulative total return for the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The comparison assumes an investment of $100 on September 30, 2002 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

	Year Ended September 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$215,220	$243,218	$190,373	$139,627	$117,048
Gross profit (1)	101,491	112,919	96,969	77,421	35,254
Income (loss) from operations	2,633	14,770	10,714	10,876	(35,269)
Net income (loss)	5,231	9,836	10,050	7,354	(21,151)
Diluted earnings (loss) per share	0.16	0.31	0.35	0.25	(0.74)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	16,090	17,347	7,032	22,354	27,935
Working capital (1)	123,370	114,863	83,620	78,287	73,108
Total assets	226,329	232,396	178,680	181,300	138,774
Short-term debt	1,158	3,680	292	225	228
Long-term debt and capital leases	10,027	4,699	3,111	2,089	2,322
Shareholders' equity (2)	168,853	161,024	120,421	109,843	100,677

(1)	In the fourth quarter of fiscal 2003, we wrote down inventory by $19.1 million primarily due to a change in forecasted demand for certain of our products due to the successful introduction of our new Raider platform. In the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete.

(2)	In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $28.0 million in net cash proceeds.

Item 7.  Management’s Discussion and Analysis of Financial Condition andResults of Operations

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer level packaging of ICs processes. Our single wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. Our BEOL surface preparation systems are used for polymer removal and packaging applications. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Also, our surface preparation systems are used for cleaning and etching processes for wafer level packaging. Our primary product for all of these processes is the Raider platform, which is a multi-chamber single wafer tool. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

  smaller device features for lower cost and higher performance;
  new materials to fabricate more advanced semiconductor devices;
  increased use of 300mm wafers to reduce manufacturing costs;
  move to single-wafer processing technologies for enhanced surface preparation;
  wafer level and other advanced packaging to enable smaller portable products; and
  emerging need for thinned wafers and chip stacking driven by the demand for smaller portable devices.

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

Key Performance Indicators

Our management focuses on revenues, gross margin, operating expenses and profitability in managing our business. In addition to these financial measures found in our consolidated financial statements, we also use bookings, backlog, shipments, deferred revenue and shipment-based results of operations. Bookings are firm orders for which we have received written customer authorization in the fiscal period. Backlog is the balance of undelivered orders at the end of a fiscal period. In order to be included in bookings or backlog, an order must be scheduled to ship within the next 12 months. Backlog and forecasted orders drive our production schedule. Shipments measure how well we have met our production plan and are viewed as a primary measure of factory output. Deferred revenue primarily represents tool shipments for which we are awaiting final customer acceptance.

A summary of key factors that impacted our financial performance during fiscal year 2007 includes:

  Our fiscal 2007 bookings were $193.6 million and include $118.9 million in bookings for our Raider platform. Fourth quarter fiscal 2007 bookings were $60.2 million. Our consolidated orders backlog of $58.9 million and deferred revenue of $15.4 million resulted in a revenue backlog of $74.3 million at September 30, 2007.

  Shipments in fiscal 2007 were $219.9 million including $135.0 million from Raider shipments.

  Net income was $5.2 million, or 2.4%, on net sales of $215.2 million in fiscal 2007 compared with net income of $9.8 million, or 4.0%, on net sales of $243.2 million in fiscal 2006.

  Our gross margin increased to 47.2% of net sales, up from 46.4% in fiscal 2006. An inventory write off in the fourth quarter of fiscal 2007 negatively impacted fiscal year 2007 margins by approximately one percentage point.

  Cash and cash equivalents were $16.1 million at September 30, 2007, a decrease of $1.2 million from $17.3 million at September 30, 2006.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Year Ended September 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.8%	53.6%	49.1%

Gross profit	47.2%	46.4%	50.9%

Operating expenses:
Selling, general and administrative	33.3%	30.3%	34.9%
Research and development	12.6%	10.1%	10.4%
Downsizing costs	0.3%	--%	--%
Gain on sale of building	(0.3)%	--%	--%

Total operating expenses	45.9%	40.4%	45.3%

Income from operations	1.2%	6.0%	5.6%
Other income (expense)	0.3%	--%	2.0%

Income before income taxes	1.5%	6.0%	7.6%
Income tax provision (benefit)	(0.9)%	2.0%	2.3%

Net income	2.4%	4.0%	5.3%

Fiscal 2007 Compared with Fiscal 2006 and Fiscal 2005

Net Sales

	Year Ended September 30,
	2007	2006	2005
	(Dollars in millions)
Net Sales	$215.2	$243.2	$190.4
By Product Line:
Semiconductor equipment	$214.0	$242.5	$190.3
License fees	$1.2	$0.7	$0.1
By Geographical Distribution, percentage of net tool sales:
North America	30.4%	31.6%	18.8%
Europe	43.5%	26.9%	27.8%
Asia, including Japan	26.1%	41.5%	53.4%

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and royalties. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the product is an existing tool to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SAB 104, “Revenue Recognition” have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new products or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue. License fee revenue represents fees generated from our anode technology.

Net sales declined 11.5% or $28.0 million to $215.2 million for fiscal 2007 as compared to $243.2 million in fiscal 2006. Business activity levels declined and we experienced a slow down in our bookings in the first three quarters of fiscal 2007. Revenues for ECD Raiders for copper interconnect applications increased by over 70% as compared with fiscal 2006 levels while revenues from our wafer level packaging applications decreased by approximately 23%. Revenues for our single-wafer surface preparation Raiders for FEOL applications increased approximately 23% while revenues for BEOL cleans applications declined approximately 38% from prior year levels. FEOL tools benefited from the transition away from batch processing to single wafer processing to more closely control cleaning processes of smaller geometry devices whereas BEOL applications for current industry standard 300mm wafer fabs had previously made the transition to single wafer and were affected by the overall decline in semiconductor industry business levels. Overall, revenues from our Raider platform contributed just more than 60% to our fiscal 2007 revenues and while Raider revenue declined in absolute dollars, the decline is the equivalent of two or three tools. Revenues from automated and manual batch tools, used primarily for cleaning applications declined by approximately $14 million when compared with fiscal 2006 levels as single wafer processing continues to supplant batch processing in 300mm fabs. The revenue contribution from spare parts, service and from our Rhetech subsidiary was proportionate with fiscal 2006 levels.

Net sales increased 27.7% or $52.8 million to $243.2 million for fiscal 2006 as compared to $190.4 million in fiscal 2005. In general, business activity levels increased in fiscal 2006 as compared to fiscal 2005 as all product lines showed improvement over fiscal 2005 levels. Revenue from both shipments and acceptances of single-wafer surface preparation Raiders for FEOL and BEOL cleans applications and ECD Raiders for interconnect applications accounted for almost 60% of fiscal 2006 sales and for more than 70% of the increase in sales over fiscal 2005 levels. Our Raider tool base continued to expand, allowing us to recognize more revenue upon tool shipment as evidenced by the 69% increase in revenue from shipments in fiscal 2006 as compared to fiscal 2005 and the 26% decrease in revenue from tool acceptances from fiscal 2005. Spare Parts sales contributed more than 11% to the increase in fiscal 2006 revenues while sales at our Rhetech subsidiary added almost 10% to the increase in revenues over fiscal 2005 levels.

Geographically, the North American and European markets were our leading market areas in fiscal 2007, although we see additional opportunity in Asia when we compare ourselves to the rest of the industry.

European tool sales increased sharply making it our leading market area for tool sales in fiscal 2007 contributing 43.5% to total tool sales. This represents an increase of 16.6% from fiscal 2006 levels and 15.7% from fiscal 2005 levels.

North American tool sales were essentially flat in fiscal 2007 as compared with fiscal 2006, declining approximately one percentage point to 30.4% of total tool sales. Both fiscal 2006 and fiscal 2007 represent a strong increase from fiscal 2005 North American tool sales of 18.8%.

Asian tool sales declined to 26.1% of total tool sales in fiscal 2007 after contributing 41.5% and 53.4%, respectively, in fiscal 2006 and fiscal 2005. We continue to place a strong focus on our sales and marketing efforts in this region and anticipate stronger sales in the Asian market in fiscal 2008.

Gross Profit

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Gross profit	$101,491	$112,919	$96,969
Percentage of net sales	47.2%	46.4%	50.9%

Gross profit declined $11.4 million in absolute dollars or 10.1% in fiscal 2007 as compared to fiscal 2006. Gross profit increased $16.0 million or 16.4% in fiscal 2006 compared to the fiscal 2005 gross profit of $97.0 million. As a percentage of net sales, gross profit increased 0.8 percentage points in fiscal 2007 as compared to fiscal 2006 after decreasing 4.5 percentage points in fiscal 2006 from 50.9% in fiscal 2005.

Gross profit decreased in absolute dollars in fiscal 2007 because of lower sales volumes and improved by 0.8 percentage points from fiscal 2006. Margins improved a combined three percentage points on tool revenues, spare parts and service revenues and on sales from our Rhetech subsidiary. Our tool margins improved on copper interconnect, FEOL and BEOL tools. Margin improvements were realized in both North America and Asia. Installation revenues contributed more to overall revenue in both absolute dollars and on a percentage basis. Warranty and installation expense decreased in fiscal 2007, contributing approximately one percentage point to the margin increase. These margin improvements were partially offset by increased obsolescence and inventory reserve charges in the fourth quarter related to product enhancements on our Raider tool line that rendered certain component parts obsolete.

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

Selling, General and Administrative

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Selling, general and administrative	$71,749	$73,624	$66,513
Percentage of net sales	33.3%	30.3%	34.9%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses decreased $1.9 million in fiscal 2007 as compared with fiscal 2006 and increased $7.1 million in fiscal 2006 as compared with fiscal 2005. As a percentage of net sales, SG&A expenses increased to 33.3% up from 30.3% in fiscal 2006 but down from 34.9% in fiscal 2005.

In response to a slowdown in the semiconductor industry, we implemented a plan to align our cost structure with our business outlook for the remainder of the fiscal year in April 2007. The plan consisted primarily of a seven percent reduction in our worldwide work force, management pay cuts, reduced overtime and mandatory leave. As a result, travel, aircraft and general business costs decreased over the course of the year. Employment costs increased $2.4 million over fiscal 2006 levels primarily related to expenses incurred prior to the implementation of the cost alignment plan in the second half of fiscal 2007. Employment costs decreased $1.9 million in the second half of fiscal 2007. Commission expense declined $2.8 million in fiscal 2007 related to our transition to a direct marketing and sales force in Taiwan and China. Professional fees also declined in fiscal 2007 as compared with fiscal 2006 as fiscal 2006 professional fees included certain duplicate expenses related to the change in our external auditors.

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

Research and Development

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Research and development	$27,080	$24,525	$19,742
Percentage of net sales	12.6%	10.1%	10.4%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $2.6 million or from 10.1% of net sales to 12.6% of net sales in fiscal 2007 as compared with fiscal 2006. R&D expense increased $4.8 million in fiscal 2006 as compared to fiscal 2005 and decreased slightly from 10.4% of net sales in fiscal 2005.

Increasing $1.7 million, prototype expense was the primary driver in the $2.6 million increase in R&D expense in fiscal 2007 as compared with fiscal 2006. Our surface preparation research and development efforts were focused on FEOL cleaning applications, wafer edge cleaning processes and related equipment. ECD R&D focused on the development of a new processing chamber capable of plating copper for devices at the 32 nanometer node and below, deep via applications, direct-on-barrier plating, thin seed layer enhancement processes, porous silicon processes and related equipment. R&D projects also included a single wafer copper annealing process. Travel expense increased in fiscal 2007 related to increased process support for our tools.

Prototype expenses increased approximately $1.3 million in fiscal 2006 compared to fiscal 2005 as we expanded our research and development efforts. Our research and development efforts were focused on the following projects which include FEOL cleaning applications, edge cleaning processes and equipment and integrated megasonic cleans. ECD R&D focused on the development of proprietary processes and power supply hardware to provide arbitrary wave form and dynamic current control for damascene plating, direct-on-barrier and thin seed layer processes, porous silicon processes and equipment and deep via applications. R&D projects also included mini-batch vacuum furnace/anneal and Thru Silicon Via (TSV) plating required for three dimensional chip stacking. During fiscal 2006, we and other semiconductor equipment companies and research institutes formed a consortium called EMC 3D, whose mission is to develop the processes and equipment needed for TSV technology. Depreciation expense increased approximately $1.6 million as we replaced older technology tools in our demonstration laboratories with new generation Raider platform tools. Employment costs increased approximately $1.4 million in the year-to-date comparison reflecting increased staff levels and stock-based compensation expense. General operating expenses increased reflecting expanded business activity.

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

Downsizing Costs

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Downsizing costs	$677	$--	$--
Percentage of net sales	0.3%	--%	--%

In April 2007, we announced and implemented a plan to align our cost structure with current business activity levels. The cost reduction plan consisted primarily of a seven percent reduction in our worldwide work force, management pay cuts, reduced overtime and mandatory leave. One-time involuntary termination costs of $677,000 were reported as a separate component of operating expenses in our fiscal third quarter. All costs related to the downsizing plan were fully incurred in the third quarter. Net of the downsizing costs, we saved approximately $5 million in employment, travel and general business expenses in the second half of fiscal 2007 as compared with spending in the first half of fiscal 2007.

Gain on Sale of Building

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Gain on sale of building	$(648)	$--	$--
Percentage of net sales	(0.3)%	--%	--%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income (Expense)

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Interest income	$352	$493	$309
Interest expense	(649)	(479)	(122)
Foreign exchange gain (loss)	233	(148)	(64)
Other	770	17	3,670

Total other income (expense)	$706	$(117)	$3,793

Net other income (expense) increased to a net other income of $706,000 in fiscal 2007 from a net other expense of $117,000 in fiscal 2006 and a net other income of $3.8 million in fiscal 2005. In fiscal 2007, we reported commission income of approximately $156,000 from Starview Technology, Inc., a provider of manufacturing software for the semiconductor industry in which Mr. Thompson, our chairman and chief executive officer and his son-in-law, Thomas Sulzbacher, are majority shareholders. We also reported rental income of a portion of our Cambridge facility. Interest income declined to $352,000 in fiscal 2007 from $493,000 in fiscal 2006 because of lower investment levels. Interest expense increased to $649,000 in fiscal 2007 because of increased use of our line of credit.

In October 2004, we received a seed layer enhancement litigation settlement payment of $2.9 million from Novellus Systems, Inc. which accounted for most of the fiscal 2005 net, other income.

We reported an exchange gain of $233,000 in fiscal 2007 as compared to exchange losses of $148,000 and $64,000 in fiscal 2006 and 2005, respectively, related to fluctuations in the Yen, Euro and British pound. Beginning in April 2007, due to a change in how we conduct business and following an evaluation of the scope of our operations and business practices, we concluded that the Euro is the currency of the primary economic environment in which Semitool Austria operates and, consequently, changed the functional currency for Semitool Austria to the Euro. Semitool Austria invoices its customers in Euros and its financing and operating activities are denominated in the Euro. Accordingly, from April 1, 2007, all assets and liabilities of Semitool Austria are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss.

Income Taxes

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Income tax provision (benefit)	$(1,892)	$4,817	$4,457
Effective tax rate	(57)%	33%	32%

Our estimated effective full year tax rate for fiscal 2007 was a benefit of 57% as compared to the effective tax rate for fiscal 2006 of 33%. Our fiscal year 2007 tax rate is lower than in fiscal 2006 based on a combination of the extension of the federal Research and Experimentation Credit (Credit) in fiscal 2007 for fiscal 2006, the current year estimated Credit and the decline in our Net Income before Taxes (NIBT) from $14.7 million in fiscal 2006 to $3.3 million in fiscal 2007. While the fiscal year NIBT decreased, the qualified research expenditures affecting the Credit are estimated to remain near the level generated on the fiscal year 2006 tax return, the combination of which results in a reduction of the effective tax rate for the fiscal year. The effective rate was also impacted by additional Montana R&D credits realized in excess of prior estimates and a tax benefit realized in the United Kingdom for an exchange loss incurred translating statutory financial statements from the Great Britain Pound to the U.S. Dollar.

For fiscal year 2007, we recorded an income tax benefit of $1.9 million as compared to a tax provision of $4.8 million for the corresponding period of fiscal year 2006. The first quarter of fiscal year 2007 included a benefit of $540,000 related to the extension of the Credit as it pertains to our fiscal year 2006. Legislation to extend the Credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore we were unable to recognize the full Credit in fiscal 2006. The third quarter of fiscal year 2007 includes a benefit of $808,000 due to an increase in the Research and Experimentation Credit and deductions related to foreign sales on our fiscal year 2006 U.S. income tax return.

Our estimated effective tax rate increased to 33% in fiscal 2006 as compared to 32% in fiscal 2005. The effective tax rate in fiscal 2006 was higher compared to the rate used for fiscal 2005 because the Federal Research Credit expired in December 2005. As of September 30, 2006, no extension of the Research Credit had been enacted by Congress.

The expensing of stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment,” and the limited deductibility of those awards in some jurisdictions, also contributed to the increase in our effective tax rate for fiscal year 2006.

Our future effective tax rate is based on our continued investments in research and development programs qualifying for the Credit and our expectations of earnings from operations in jurisdictions with lower tax rates throughout the world.

Backlog and Deferred Revenue

	September 30,
	2007	2006	2005
	(Dollars in millions)
Backlog	$58.9	$85.3	$61.3
Percentage change in backlog
year over year	(30.9)%	39.2%	62.6%
Deferred revenue	$15.4	$14.4	$23.5
Percentage change in deferred revenue
year over year	6.9%	(38.7)%	(46.6)%

Approximately 79% of our current backlog is for Raider tools. Deferred revenue increased $1.0 million at September 30, 2007 as compared with September 30, 2006 primarily because of shipments of Raiders into either new customer environments or into Japan, where title does not transfer until final customer acceptance, both of which require full deferral of tool revenue until final customer acceptance in accordance with our revenue recognition policy. Current deferrals include all or a part of 17 Raiders as compared with 23 Raiders at September 30, 2006 and 27 Raiders at September 30, 2005. The fiscal 2005 figure includes a higher percentage of Raiders that represented new tools shipped into new customer environments, requiring full deferral of revenue on those tools.

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

Total compensation cost recorded in fiscal 2007 and fiscal 2006 was $1.1 million and $1.4 million, respectively, or $1.1 million and $940,000 after tax, respectively, in each period, an impact of approximately $0.03 per basic and diluted share in both periods. Through fiscal 2005, we accounted for our stock option plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

Liquidity and Capital Resources

Operating Activities. Operations provided $2.9 million in cash during fiscal 2007. The primary use of cash in fiscal 2007 was a $10.4 million decrease in accounts payable as our payables declined due to lower business activity levels compared to fiscal 2006. As a result of the inventory reduction plan implemented in the third quarter as well as a write off of obsolete inventory in the fourth quarter, inventories declined by $6.6 million. Customer advances decreased $2.9 million as we shipped the tools underlying those advances. Income taxes payable and payroll related liabilities decreased $5.0 million. The primary sources of cash from operations during fiscal 2007 were net income of $5.2 million and non-cash components of net income including $10.7 million in depreciation and amortization expense offset by a $2.3 million decrease in deferred income taxes.

In fiscal 2006, cash used by operations was $8.4 million. The primary uses of cash were increased trade receivables of $15.6 million as a result of higher sales levels and increased inventory of $21.8 million to support increased sales volume. Work-in Process inventory grew $7.8 million and Raw Materials inventory grew $10.6 million to support current and expected shipment volumes and to ensure adequate inventory was available near our customers’ locations to support their operations. Offsetting these uses of cash were a $4.0 million increase in accounts payable, a $3.6 million increase in customer advances, net income of $9.8 million and changes in non-cash components of net income including $9.7 million in depreciation and amortization expense and $1.4 million in stock-based compensation expense offset by a $2.0 million decrease in deferred income taxes.

Investing Activities. Investing activities in fiscal 2007 included $8.7 million in purchases of factory and laboratory equipment, other property and the expansion and remodeling of our Rhetech subsidiary facility. Additionally we invested $5.7 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. These investments in our equipment and facilities were partially offset by proceeds from the sale of property, plant and equipment, primarily a manufacturing facility located near Kalispell, Montana, which we sold for approximately $1.9 million. We also invested a net amount of $1.1 million in our patent portfolio.

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

Financing Activities. Financing activities in fiscal 2007 provided cash of $3.6 million and consisted primarily of $1.6 million in borrowings under long-term debt for our Rhetech subsidiary expansion and remodeling project and $4.9 million in new long-term debt used to finance the acquisition, remodeling and equipping of a manufacturing facility located near Kalispell, Montana. The $4.9 million financing with First Interstate Bank is under a value-added loan program sponsored by the Montana Board of Investments (MBOI). The MBOI participation in 75% of the loan carries an interest rate of 2.5% for the first five years and 6.5% for the second five years of a ten-year term. The 25% of the loan financed by First Interstate Bank has a 7.75% interest rate over the ten-year term. Stock option exercises also provided $1.2 million in fiscal 2007. Offsetting these sources of cash, we repaid short-term borrowings of $3.1 million on our revolving line of credit in fiscal 2007. There are currently no advances outstanding on the revolving credit line.

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

The following commitments as of September 30, 2007, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$11,128	$1,101	$2,211	$2,365	$5,451
Capital lease obligations	57	57	--	--	--
Operating leases	2,450	1,371	848	230	1
Purchase order commitments	8,069	7,404	665	--	--

Total commitments	$21,704	$9,933	$3,724	$2,595	$5,452

We have agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, our chairman and chief executive officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,839,200 for the year ended September 30, 2007 and $3,289,200 in each of the years ended September 30, 2006 and 2005. The current rental rate is approximately $199,100 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table. The terms of the lease agreements were based on comparable information on lease rates received from independent aircraft leasing dealers and finance entities for similar aircraft. We believe that these lease agreements are on terms no less favorable to us than could have been obtained from an unaffiliated party.

During the fiscal years 2005 through 2007, the Company acted as a sales representative to Starview Technology, Inc., a provider of manufacturing software for the semiconductor industry in which Mr. Thompson and his son-in-law, Thomas Sulzbacher, are majority shareholders. The Company earned sales commissions from Starview Technology in the amount of $156,000 in fiscal 2007.

In December 2004, we sold a condominium located in Kalispell, Montana to Larry E. Murphy, our president and chief operating officer, for $250,000 in cash. The condominium had previously been used to provide short-term housing to employees who were not located in the Kalispell area. The terms were negotiated with Mr. Murphy based on the estimated current market value of the condominium.

As of September 30, 2007, our principal sources of liquidity consisted of approximately $16.1 million of cash and cash equivalents and $30.0 million available under our $30.0 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate, 7.75% as of September 30, 2007, or at our option, LIBOR plus 2.25%, or 7.37% as of that date. The revolving credit line expires on March 1, 2009. The Credit Agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial covenants. If we were to default on the Credit Agreement or if there were a materially adverse change in our financial condition, the bank could accelerate payment of any advances outstanding under the Credit Agreement. In addition, the availability of funds requires compliance with certain financial covenants. We currently are in compliance with our debt covenants; however, there is no assurance that in the future we will be able to maintain compliance with these covenants so as to ensure availability of the line.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations and amounts available under our credit facility to meet operating expenses and planned capital expenditures through fiscal 2008 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $7.0 million and $9.0 million during the next twelve months. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue securities from the shelf registration statement or to issue other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of selling, general and administrative within the Consolidated Statements of Income. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of peer companies in our industry ranges between approximately 50 and 145 days.

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

We use the Black-Scholes option valuation model to value employee stock options, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). We estimate stock price volatility based on a blended rate of historical volatility and the implied volatility derived from traded options on our stock. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting that were granted after fiscal 2005, we recognize compensation expense using the straight-line amortization method. As of September 30, 2007, $2.2 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.5 years.

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

Litigation

We are involved in legal proceedings that arise in the ordinary course of our business, including employment related litigations. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement 109,” (FIN 48) which clarifies the accounting for uncertain tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 in fiscal 2008. We are currently evaluating the impact of adopting FIN 48 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  On November 14, 2007, the FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Accordingly, we will adopt SFAS No. 157 in the first quarter of fiscal 2010. We are currently evaluating the impact this statement will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly we will adopt SFAS 159 in fiscal 2009. We are currently evaluating the impact of adopting SFAS 159 on our results of operations and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of September 30, 2007, we had approximately $11.2 million in long-term debt. As of September 30, 2006, we had approximately $5.3 million in long-term debt and approximately $3.1 million in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. Our short-term debt bears interest at the bank’s prime lending rate, 7.75% as of September 30, 2007, or at our option, LIBOR plus 2.25%, or 7.57% as of that date. Our short-term debt bore interest at the bank’s prime lending rate, 8.25% as of September 30, 2006, or at our option, LIBOR plus 2.25%, as of that date. We believe that a 10% change in the long-term or the short-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows. See Note 6 – Long-Term Debt and Capital Leases.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2007, we held forward contracts to sell Japanese Yen with a total face value of $4.8 million and a total market value of $4.9 million and a total unrealized loss of approximately $100,000. At September 30, 2006, we held forward contracts to sell Japanese Yen with a total face value of $6.2 million and a total market value of $5.9 million and a total unrealized gain of approximately $300,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.  Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and 2006
(Amounts in Thousands, Except Share Amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,090	$17,347
Trade receivables, less allowance for doubtful accounts of $259 and $269
in 2007 and 2006	56,999	56,593
Inventories	78,017	90,159
Income tax refund receivable	76	211
Prepaid expenses and other current assets	3,498	2,835
Deferred income taxes	13,301	11,268

Total current assets	167,981	178,413
Property, plant and equipment, net	49,148	44,610
Intangibles, less accumulated amortization of $3,279 and $2,390 in 2007 and 2006	8,336	8,470
Other assets	864	903

Total assets	$226,329	$232,396

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,958	$22,882
Note payable to bank	--	3,109
Accrued commissions	1,568	2,328
Accrued warranty	7,781	7,368
Accrued payroll and related benefits	6,859	8,784
Income taxes payable	247	3,274
Other accrued liabilities	3,688	2,070
Customer advances	1,617	4,560
Deferred profit	8,736	8,604
Long-term debt and capital leases, due within one year	1,158	571

Total current liabilities	44,612	63,550
Long-term debt and capital leases, due after one year	10,027	4,699
Deferred income taxes	2,837	3,123

Total liabilities	57,476	71,372

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,107,457 and 31,924,781 shares issued and outstanding in 2007 and 2006	83,215	80,738
Retained earnings	86,130	80,899
Accumulated other comprehensive loss	(492)	(613)

Total shareholders' equity	168,853	161,024

Total liabilities and shareholders' equity	$226,329	$232,396

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2007, 2006 and 2005
(Amounts in Thousands, Except Per Share Amounts)

	2007	2006	2005
Net sales	$215,220	$243,218	$190,373
Cost of sales	113,729	130,299	93,404

Gross profit	101,491	112,919	96,969

Operating expenses:
Selling, general and administrative	71,749	73,624	66,513
Research and development	27,080	24,525	19,742
Downsizing costs	677	--	--
Gain on sale of building	(648)	--	--

Total operating expenses	98,858	98,149	86,255

Income from operations	2,633	14,770	10,714

Other income (expense):
Interest income	352	493	309
Interest expense	(649)	(479)	(122)
Other, net	1,003	(131)	3,606

Total other income (expense)	706	(117)	3,793

Income before income taxes	3,339	14,653	14,507
Income tax provision (benefit)	(1,892)	4,817	4,457

Net income	$5,231	$9,836	$10,050

Earnings per share:
Basic	$0.16	$0.32	$0.35

Diluted	$0.16	$0.31	$0.35

Weighted average common shares outstanding:
Basic	32,034	31,174	28,709
Diluted	32,450	31,518	29,086

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended September 30, 2007, 2006 and 2005
(Amounts in Thousands)

	Common Stock
	Number Of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2004	28,668	$49,222	$61,013	$(392)	$109,843
Net income	--	--	10,050	--	10,050
Issuance of common stock under
employee compensation plans	65	349	--	--	349
Income tax effect of stock option
transactions	--	29	--	--	29
Compensation expense recognized under
employee stock option plans	--	253	--	--	253
Other comprehensive income	--	--	--	(103)	(103)

Balance September 30, 2005	28,733	49,853	71,063	(495)	120,421
Net income	--	--	9,836	--	9,836
Issuance of common stock under
employee compensation plans	192	1,274	--	--	1,274
Proceeds from stock offering	3,000	27,788	--	--	27,788
Income tax effect of stock option
transactions	--	427	--	--	427
Compensation expense recognized under
employee stock option plans	--	1,396	--	--	1,396
Other comprehensive loss	--	--	--	(118)	(118)

Balance September 30, 2006	31,925	80,738	80,899	(613)	161,024
Net income	--	--	5,231	--	5,231
Issuance of common stock under
employee compensation plans	182	1,177	--	--	1,177
Income tax effect of stock option
transactions	--	247	--	--	247
Compensation expense recognized under
employee stock option plans	--	1,053	--	--	1,053
Other comprehensive loss	--	--	--	121	121

Balance September 30, 2007	32,107	$83,215	$86,130	$(492)	$168,853

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2007, 2006 and 2005
(Amounts in Thousands)

	2007	2006	2005
Operating activities:
Net income	$5,231	$9,836	$10,050
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
(Gain) Loss on disposition of assets	(398)	125	116
Depreciation and amortization	10,703	9,743	7,237
Deferred income taxes	(2,308)	(2,014)	1,805
Income tax benefit received on the exercise of stock-based awards	29	99	29
Compensation expense recognized under employee stock options plans	1,053	1,396	253
Change in:
Trade receivables	(492)	(15,613)	9,977
Inventories	6,604	(21,804)	(23,836)
Income tax refund receivable	135	(207)	1,257
Prepaid expenses and other current assets	(646)	1,261	(1,555)
Other assets	42	(191)	(250)
Accounts payable	(10,355)	4,009	(2,722)
Accrued commissions	(764)	(482)	(1,210)
Accrued warranty	407	1,854	1,811
Accrued payroll and related benefits	(1,964)	1,348	2,340
Income taxes payable	(3,036)	2,533	(2,230)
Other accrued liabilities	1,591	(1,580)	1,864
Customer advances	(2,945)	3,568	(1,277)
Deferred profit	41	(2,262)	(13,284)

Net cash provided by (used in) operating activities	2,928	(8,381)	(9,625)

Investing activities:
Purchases of marketable securities	--	--	(2,490)
Proceeds from sale and maturities of marketable securities	--	475	8,004
Purchases of property, plant and equipment	(8,726)	(14,270)	(6,429)
Increases in intangible assets	(1,055)	(1,300)	(1,206)
Proceeds from sale of property, plant and equipment	1,885	152	543

Net cash used in investing activities	(7,896)	(14,943)	(1,578)

Financing activities:
Net proceeds from stock offering	--	27,788	--
Proceeds from exercise of stock options	1,177	1,274	349
Excess tax benefits received on the exercise of stock-based awards	218	328	--
Borrowings under line of credit and short-term debt	20,538	82,779	--
Repayments of line of credit and short-term debt	(23,647)	(79,671)	--
Borrowings under long-term debt	6,466	2,075	1,314
Repayments of long-term debt and capital leases	(1,105)	(375)	(225)

Net cash provided by financing activities	3,647	34,198	1,438

Effect of exchange rate changes on cash and cash equivalents	64	(84)	(46)

Net increase (decrease) in cash and cash equivalents	(1,257)	10,790	(9,811)
Cash and cash equivalents at beginning of year	17,347	6,557	16,368

Cash and cash equivalents at end of year	$16,090	$17,347	$6,557

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2007, 2006 and 2005
(Amounts in Thousands)

	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$664	$457	$116
Income taxes	3,330	2,274	5,208
Supplemental disclosures of non-cash financing and investing activity:
Inventory transferred to equipment	$5,732	$3,747	$6,906
Assets acquired by incurring debt and capital leases	--	98	--
Intangible assets acquired with the sale of products	--	914	--

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL,INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended September 30, 2007, 2006 and 2005
(Amounts in Thousands)

	2007	2006	2005
Net income	$5,231	$9,836	$10,050
Net gain (loss) on cash flow hedges	(363)	61	234
Unrealized gain on available-for-sale securities	--	--	6
Foreign currency translation adjustments	484	(179)	(343)

Total comprehensive income	$5,352	$9,718	$9,947

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.     Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool or the Company) designs, manufactures, installs and services highly-engineered equipment for use in the fabrication of semiconductor devices. Semitool’s products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. The Company’s surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer level packaging of ICs processes. Semitool’s single wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. The Company’s BEOL surface preparation systems are used for polymer removal and packaging applications. Semitool’s ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Also, the Company’s surface preparation systems are used for cleaning and etching processes for wafer level packaging. Semitool’s primary product for all of these processes is the Raider platform, which is a multi-chamber single wafer tool. The Company’s products address critical applications within the semiconductor manufacturing process, and help enable Semitool’s customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices.

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

Cash Equivalents

The Company considers all highly liquid investments with original or purchased maturities of three months or less to be cash equivalents. The Company invests its cash and cash equivalents in deposits with major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

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

Derivatives

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures. The Company uses cash flow hedge accounting in accordance with SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, the risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. For effective hedges, unrealized gains and losses are included in accumulated other comprehensive income (loss) (OCI). If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of OCI and reported in earnings during the period in which hedge accounting no longer applies. At maturity or termination the gain or loss on the derivative is calculated and reported in earnings.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese Yen. Forward contracts used to hedge forecasted international sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the fiscal years ended September 30, 2007 and 2006, the amount transferred from OCI to Other income (expense) was not material. The Company estimates that all $182,000 of net derivative losses, currently reported as a separate component of OCI, will be reclassified into earnings within the next 12 months.

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

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the fiscal years ended September 30, 2007, 2006 and 2005.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method with estimated useful lives as follows:

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

Intangible Assets

Intangible assets primarily include legal costs associated with obtaining patents. The cost of granted patents is amortized on a straight-line basis over the lesser of the estimated economic life or seven years.

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

Semitool’s shipping terms are customarily FOB Semitool shipping point or equivalent terms. All sales, use, value added, excise or other taxes imposed by a governmental authority on customer sales are presented on a net basis, that is, excluded from revenues.

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

Semitool Japan uses the Yen as its functional currency and invoices its customers in Yen. All assets and liabilities of Semitool Japan are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Translation adjustments are reported as a separate component of OCI. Transaction gains and losses are included in the Consolidated Statements of Income.

Beginning in April 2007, due to a change in how the Company conducts business and following an evaluation of the scope of its operations and business practices, the Company concluded that the Euro is the currency of the primary economic environment in which Semitool Austria operates and consequently, changed the functional currency for Semitool Austria to the Euro. Semitool Austria invoices its customers in Euros and its financing and operating activities are denominated in the Euro. Accordingly, from April 1, 2007, all assets and liabilities of Semitool Austria are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Translation adjustments are reported as a separate component of OCI. Transaction gains and losses are included in the Consolidated Statements of Income.

Transaction gains of $625,000, $33,000 and $110,000 in fiscal 2007, 2006 and 2005 related to cash flow hedges and their underlying receivables are included in other income (expense) in the Consolidated Statements of Income.

Research and Development Costs

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with product development efforts. Costs of research and development are expensed as incurred.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense, amortized on a straight-line basis, over the requisite service period of the individual grants, which generally equals the vesting period.

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). As a result, the Company’s Consolidated Statements of Income as of September 30, 2007 and 2006 reflect compensation cost for new stock awards granted under the stock incentive plans during fiscal 2007 and fiscal 2006 and the nonvested portion of previous stock option grants which vested during fiscal 2007 and fiscal 2006. Total compensation cost recorded in fiscal 2007 and fiscal 2006, respectively, was $1.1 million and $1.4 million pre-tax, or $1.1 million and $940,000 after tax, an impact of approximately $0.03 per basic and diluted share in both periods.

The Company elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R)
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (SFAS No. 148). APB No. 25 provided that compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options granted. Compensation expense was recognized in the statement of income in the case where the stock options were granted at exercise prices below fair market value on the date of grant. The Company amortized deferred stock-based compensation cost on the accelerated vesting method described in FASB Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an Interpretation of APB Opinions No. 15 and 25” over the vesting periods of the applicable stock options (normally five years). If the stock options were granted at market value, no compensation expense was recorded. SFAS No. 123 provided for a fair value based method of accounting for an employee stock option. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free rate over the expected life of the option. SFAS No. 123 required entities that continued to use the intrinsic value based method of accounting prescribed by APB No. 25 to provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been used. SFAS No. 148 required prominent disclosure of the method used to value options and the effect of the method used on reported results in both annual and interim financial statements. The pro forma information for fiscal 2005 was as follows (in thousands, except per share amounts):

2005
Net income, as reported	$10,050
Add: Compensation expense recorded
under APB No. 25, net of tax related effects	175
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax related effects	(843)

Pro forma net income	$9,382

Basic earnings per share:
As reported	$0.35
Pro forma	$0.33
Diluted earnings per share:
As reported	$0.35
Pro forma	$0.32

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	2007	2006	2005
Numerator:
Net income used for basic and diluted
earnings per share	$5,231	$9,836	$10,050

Denominator:
Weighted average common shares used for
basic earnings per share	32,034	31,174	28,709
Effects of dilutive stock options	416	344	377

Denominator for diluted earnings per share	32,450	31,518	29,086

Diluted earnings per share excludes the effects of antidilutive stock options to purchase 577,719, 209,575, and 403,350 shares of common stock in fiscal 2007, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,”(FIN 48) which clarifies the accounting for uncertain tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 in fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. On November 14, 2007, the FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Accordingly, the Company will adopt SFAS No. 157 in the first quarter of fiscal 2010. The Company is currently evaluating the impact this statement will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly the Company will adopt SFAS 159 in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 159 on its results of operations and financial condition.

    2.     Inventories:

Inventories at September 30, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Parts and raw materials	$44,441	$47,793
Work-in-process	23,280	33,878
Finished goods	10,296	8,488

	$78,017	$90,159

    3.     Property, Plant and Equipment:

Property, plant and equipment at September 30, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Buildings and improvements	$31,950	$30,176
Machinery and equipment	46,926	38,550
Furniture, fixtures and leasehold improvements	10,534	10,563
Vehicles and aircraft	10,091	9,724

	99,501	89,013
Less accumulated depreciation and amortization	(55,237)	(48,838)

	44,264	40,175
Land and land improvements	4,884	4,435

	$49,148	$44,610

Depreciation expense was $9,785,000, $8,904,000, and $6,694,000 for fiscal 2007, 2006 and 2005, respectively.

    4.     Intangible Assets:

Amortization expense for intangible assets was $936,000, $811,000, and $549,000 for fiscal 2007, 2006 and 2005, respectively. Based primarily on patent rights granted and recorded at September 30, 2007, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Year Ending September 30,	Total
2008	$1,011
2009	928
2010	782
2011	563
2012	329
Thereafter	221

Accumulated amortization was $3,279,000 and $2,390,000 at September 30, 2007 and 2006, respectively.

    5.     Note Payable to Bank:

The Company has a $30 million Credit Agreement, renewable annually, with a bank with an expiration date of March 1, 2009. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 7.75% as of September 30, 2007, or at our option, LIBOR plus 2.25%, or 7.37% as of that date. The agreement requires monthly interest payments only, until March 1, 2009, when the then outstanding principal balance is due and payable in full. The original agreement provided for a non-utilization fee payable quarterly at a rate of 0.30% per annum on the average daily amount of the unused portion of the overall credit limit for each such year, and the amended agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth, pre-tax profit and a maximum borrowing limit based upon total accounts receivable. The Company was in compliance with its debt covenants as of September 30, 2007. At September 30, 2007, there were no advances outstanding on the agreement.

    6.     Long-Term Debt and Capital Leases:

Long-term debt and capital leases at September 30, 2007 and September 30, 2006 are summarized as follows (in thousands):

	2007	2006
Mortgage term note payable in monthly installments of
$23, including interest at a blended rate of 5.5%, maturing on
September 1, 2014. (A)	$1,524	$1,710
Mortgage term note payable in monthly installments of $49
including interest at a blended rate of 3.81% up to Jan 2012 when it will change to $53 including interest at a blended rate of
6.81%, maturing on January 2017. (B)	4,629	--
Mortgage term note payable to the Pennsylvania Industrial
Development Authority (PIDA) in monthly installments of $6,
including interest at 4.25%, maturing on December 1, 2008.(C)	78	142
Mortgage term note payable to Sovereign Bank in monthly
installments of $6 including interest at 4.5%, maturing
August 15, 2021. (D)	1,804	286
Mortgage term note payable to the Raiffeisenbank Hallein
in monthly installments of EUR 11 (US $13),
including interest at 3.5%, maturing on March 5, 2016. (E)	3,093	3,034
Capital lease obligation payable in monthly installments
of EUR 3 (US $4) including interest at 4.25% with an original maturity date of June 1, 2008. Collateralized by equipment with a
net book value of $136.	57	98

	11,185	5,270
Less current portion	1,158	571

	$10,027	$4,699

(A)	The mortgage term note payable is collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s Chairman and Chief Executive Officer.

(B)	The mortgage term note payable is collateralized by a first lien deed of trust on the manufacturing facility located at Birch Grove Road in Kalispell, Montana and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 75% of the financing with First Interstate Bank providing the remaining 25%.

(C)	The mortgage term note payable to PIDA is collateralized by a first lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides. The net book value of assets pledged under the agreement was $4.5 million at September 30, 2007, $2.4 million at September 30, 2006 and $2.0 million at September 30, 2005.

(D)	The mortgage term note payable to Sovereign Bank for the expansion of the Rhetech, Inc. manufacturing facility is collateralized by a second lien upon the premises in Coopersburg, Pennsylvania by Lehigh County Industrial Development Authority and guaranteed by Semitool, Inc.

(E)	The mortgage term note payable to Raiffeisenbank Hallein is collateralized by a lien on the Salzburg, Austria premises.

Principal maturities for long-term debt and capital leases at September 30, 2007, are summarized as follows (in thousands):

Year Ending September 30,	Notes Payable	Capital Leases
2008	$1,101	$57
2009	1,089	--
2010	1,122	--
2011	1,169	--
2012	1,196	--
Thereafter	5,451	--

	$11,128	$57

    7.     Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss consists of unrealized losses on cash flow hedges and foreign currency translation adjustments resulting from translating both Semitool Japan’s financial statements from the Japanese Yen and Semitool Austria’s financial statements from the Euro, to the U.S. Dollar.

Accumulated other comprehensive loss at September 30, 2007 and 2006 consisted of the following components (in thousands):

	2007	2006
Unrealized gain (loss) on derivative instruments qualifying as cash flow hedges	$(182)	$181
Cumulative translation adjustments	(310)	(794)

	$(492)	$(613)

    8.     Employee Benefit and Stock Option Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan. Total contribution cost for this plan was approximately $1.1 million, $1.0 million and $785,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2007, 2006 and 2005 approximated $40,000, $38,000 and $51,000, respectively.

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

The total shares reserved for issuance under the 2007 Plan are 3,381,700 at September 30, 2007, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, restricted stock, restricted stock units, and stock appreciation rights. As of September 30, 2007, only stock options and restricted stock have been awarded. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock are settled with newly issued common shares.

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

	2007	2006	2005
Expected stock price volatility	51.6%	59.6%	80.0%
Risk-free interest rate	4.6%	4.6%	3.9%
Dividend yield	0.0%	0.0%	0.0%
Expected life of options (in years)	5.1	5.2	4.6

The weighted average grant date fair values based on the Black-Scholes option pricing model for stock options granted in fiscal 2007, 2006 and 2005 were $5.58, $4.86 and $5.29 per share, respectively.

The following summary shows stock option activity for the three years ended September 30, 2007:

	2007		2006		2005
Stock Option Activity	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,922,426	$7.53	1,983,305	$7.36	1,634,925	$7.08
Granted	62,000	$11.05	142,500	$8.78	439,700	$8.21
Exercised	(169,676)	$6.94	(192,004)	$6.64	(64,420)	$5.42
Forfeited	(35,000)	$8.65	(11,375)	$7.89	(26,900)	$9.00

Outstanding, end of year	1,779,750	$7.69	1,922,426	$7.53	1,983,305	$7.36

Exercisable, end of year	1,246,956	$7.52	1,167,366	$7.50	1,078,105	$7.35

As of September 30, 2007, $2.1 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.5 years. The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2007 was 5.4 years and 4.4 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2007 was $4.1 million and $3.1 million, respectively. The total intrinsic value of stock options exercised during fiscal 2007, 2006 and 2005 was $900,000, $1.0 million and $230,000, respectively.

The Company granted a total of 62,000 stock options during fiscal 2007 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair market value of these awards were $11.05 and $5.58, respectively. Compensation expense recognized during fiscal 2007 under SFAS No. 123(R) was $1.1 million. All stock options issued in fiscal 2007 were issued at the then-current market price.

The Company granted a total of 142,500 stock options during fiscal 2006 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair market value of these awards were $8.78 and $4.86, respectively. Compensation expense recognized during fiscal 2006 under SFAS No. 123(R) was $1.4 million. All stock options issued in fiscal 2007 were issued at the then-current market price.

The Company granted a total of 286,500 stock options during fiscal 2005 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these awards were $8.22 and $5.27, respectively. The Company granted a total of 153,200 stock options during fiscal 2005 with exercise prices less than the market price of the stock on the grant date and recognized compensation expense of $253,000 pre-tax or $175,000 after tax on those options. The weighted-average exercise price and weighted-average fair value of these awards were $8.20 and $5.33, respectively. The Company did not grant stock options during fiscal 2005 with exercise prices greater than the market price of the stock on the grant date.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(In years)
$ 3.28 - $4.88	319,090	$4.12	5.3	260,260	$4.10
$ 5.94 - $8.73	1,004,085	$7.47	5.1	679,520	$7.32
$ 9.06 - $13.59	416,925	$10.20	6.3	276,026	$10.25
$13.73 - $19.25	39,650	$15.69	5.2	31,150	$16.22

	1,779,750	$7.69	5.4	1,246,956	$7.52

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $247,000, $427,000 and $29,000 in fiscal 2007, 2006 and 2005, respectively, which were recorded as additional capital.

A summary of the Company’s restricted stock activity for fiscal 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at September 30, 2006	--	$--
Restricted stock granted	13	9.68
Restricted stock vested	(1)	10.04
Restricted stock forfeited	--	--

Nonvested at September 30, 2007	12	$9.64

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant. As of September 30, 2007, $100,000 of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 2.1 years.

    9.     Downsizing Costs:

In April 2007, the Company announced and implemented a plan to align its cost structure with current business activity levels. The cost reduction plan consisted primarily of a seven percent reduction in the Company’s worldwide work force, management pay cuts, reduced overtime and mandatory leave. One-time involuntary termination costs of $677,000 were reported as a separate component of operating expenses in the Company’s fiscal third quarter. All costs related to the downsizing plan have been fully incurred and paid. The Company’s downsizing costs and the amount remaining to be paid are summarized as follows (in thousands):

Fiscal Year Ended September 30, 2007
Liability for one-time involuntary termination costs, beginning of period	$--
One-time involuntary termination costs incurred during the period	677
One-time involuntary termination costs paid during the period	(677)

Liability for one-time involuntary termination costs, end of period	$--

    10.    Other Income (Expense):

Other, net for fiscal 2005 includes a $2.9 million seed layer enhancement litigation settlement payment received from Novellus Systems, Inc. in October 2004.

    11.    Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
Federal:
Current	$(1083)	$4,977	$244
Deferred	(1,689)	(1,863)	1,547
State:
Current	638	282	347
Deferred	(702)	(78)	168
Foreign:
Current	873	1,556	2,047
Deferred	71	(57)	104

	$(1,892)	$4,817	$4,457

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Domestic	$(1,681)	$10,217	$8,468
Foreign	5,020	4,436	6,039

	$3,339	$14,653	$14,507

The components of the deferred tax assets and liabilities as of September 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Accrued warranty	$2,223	$2,209
Net operating loss carryforwards	255	255
Tax credit carryforwards	3,446	172
Deferred profit	2,770	4,441
Other accrued liabilities	1,509	1,725
Inventories	2,392	1,810
Other	706	656

Deferred tax assets	13,301	11,268

Deferred tax liabilities:
Depreciation and amortization	(2,828)	(3,123)
Other	9	--

Deferred tax liabilities	(2,837)	(3,123)

Net deferred tax asset	$10,464	$8,145

Semitool has net operating loss carryforwards of approximately $12 million in various states. The Company estimates the tax effect of these net operating losses to be approximately $255,000. The losses expire in fiscal years 2008 through 2023. Semitool has a research and experimentation credit carryforward in the State of Montana of approximately $762,000, which will expire by fiscal year 2022. Semitool has a Federal research and experimentation credit carryforward of approximately $1.5 million which will expire by fiscal year 2022. The Company also has an Alternative Minimum Tax credit carryforward of approximately $731,000 that does not expire and a Foreign Tax Credit carryforward of approximately $470,000 which will expire by fiscal year 2017.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, were approximately $20.6 million at September 30, 2007. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

Semitool has concluded that based on their history of taxable income and other sources of future income, that it is more likely than not that all of the deferred tax assets will be realized and that no valuation allowance is necessary at this time.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Amount computed using the statutory rate	$1,169	$5,129	$5,077
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	(173)	228	291
Effect of foreign taxes/foreign exchange	(1,003)	(179)	(151)
Research and experimentation credit	(2,388)	(304)	(1,033)
Meals and entertainment and other permanent items	777	450	313
Extraterritorial income exclusion	(520)	(529)	(574)
Incentive stock options	222	204	--
Domestic production deduction	--	(155)	--
Subpart F income net of related foreign tax credit	20	152	542
Other, net	4	(179)	(8)

	$(1,892)	$4,817	$4,457

The Research and Experimentation Credit (Credit) expired on June 30, 2004. Legislation extending the Credit was not signed into law by September 30, 2004. Therefore, the Company was unable to recognize approximately $186,000 of the Credit generated in the fourth quarter of fiscal 2004 until the first quarter of fiscal 2005 when the Credit was again reenacted. Additionally, no Credit was recognized in the last nine months of fiscal 2006 as the extension expired on December 31, 2005. Legislation extending the Credit was signed into law during Q1 of fiscal 2007. Therefore the Company was unable to recognize approximately $843,000 of credit in fiscal 2006 until fiscal 2007.

    12.    Related Party Transactions:

Semitool has agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, the Company’s chairman and chief executive officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,839,200 for the year ended September 30, 2007 and $3,289,200 in each of the years ended September 30, 2006 and 2005. The rental rate for fiscal 2008 is anticipated to be $199,100 per month for both the aircraft and the hangar; the lease terms are month-to-month.

During the fiscal years 2005 through 2007, the Company acted as a sales representative to Starview Technology, Inc., a provider of manufacturing software for the semiconductor industry in which Mr. Thompson, the Company’s chairman and chief executive officer and his son-in-law, Thomas Sulzbacher, are majority shareholders. The Company earned sales commissions in the amount of $156,000 in fiscal 2007.

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

Changes in the Company’s accrued warranty liability, for fiscal 2007, 2006 and 2005, were as follows (in thousands):

	September 30,
	2007	2006	2005
Accrued warranty balance, beginning of year	$7,368	$5,521	$3,713
Accruals for new warranties issued during the year	9,238	11,919	9,567
Expirations and changes in estimates to pre-existing warranties	2,876	1,068	(1,032)
Warranty labor and materials provided during the year	(11,701)	(11,140)	(6,727)

Accrued warranty balance, end of year	$7,781	$7,368	$5,521

Operating Leases

The Company has various non-cancelable operating lease agreements for equipment and office space that expire through the year 2014. Total rent expense for the years ended September 30, 2007, 2006 and 2005, exclusive of amounts paid to a related party as described in Note 12, was approximately $1.9 million, $1.8 million and $1.8 million, respectively. The following table summarizes future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year as of September 30, 2007 (in thousands):

Year Ending September 30,	Total
2008	$1,371
2009	551
2010	297
2011	118
2012	112
Thereafter	1

$2,450

Litigation

The Company is involved in legal proceedings that arise in the ordinary course of its business, including employment related litigations. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

    14.    Shareholders’Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders. At September 30, 2007 and 2006, no preferred shares were outstanding.

In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $28.0 million in net cash proceeds.

    15.    Financial Instruments and Certain Concentrations:

The Company has estimated the fair value of its financial instruments including cash and cash equivalents and long-term debt. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates are not necessarily indicative of what the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument at September 30, 2007 and 2006 for which it is practicable to estimate that value:

Cash and Cash Equivalents – The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Long-Term Debt – The fair value of notes payable is based on the discounted value of contractual cash flows using an estimated discount rate of 7.75% and 8.25% at September 30, 2007 and 2006, which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2007 and 2006 consisted of the following (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,090	$16,090	$17,347	$17,347
Note payable to bank	--	--	3,109	3,109
Long-term debt	11,128	7,845	5,172	4,215

At September 30, 2007 and 2006, trade receivables of the Company were primarily from companies in the semiconductor industry, and included approximately $41.4 million and $41.0 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers.

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

Advanced Micro Devices accounted for 23.8%, 13.8% and 16.7% of net sales in fiscal 2007, 2006 and 2005, respectively. Micron/IM Flash accounted for 10.2% of net sales in fiscal 2007.

Net sales information by geographic location for fiscal 2007, 2006 and 2005 is summarized as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Net sales, by customer location:
United States	$80,646	$91,157	$51,893
Germany	67,739	41,960	37,233
Europe, excluding Germany	16,790	24,731	17,442
Japan	16,488	16,563	24,363
Taiwan	15,812	26,672	43,199
Singapore	13,546	30,220	9,036
Asia and other, excluding Taiwan,
Singapore and Japan	4,199	11,915	7,207

	$215,220	$243,218	$190,373

Property, plant and equipment information by geographic location for fiscal 2007 and 2006 is summarized as follows (in thousands):

	Year Ended September 30,
	2007	2006
Property, plant and equipment, net:
United States	$39,145	$35,191
United Kingdom	4,055	4,201
Austria	5,189	4,619
Other countries	759	599

	$49,148	$44,610

    17.    Quarterly Financial Data (Unaudited):

For each quarter of fiscal 2007 and 2006 (in thousands, except for per share amounts):

	Year Ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$67,965	$53,474	$46,606	$47,175
Gross profit (1)	$32,765	$26,381	$22,109	$20,236
Net income (loss)	$5,693	$1,070	$(45)	$(1,487)
Earnings (loss) per basic share	$0.18	$0.03	$0.00	$(0.05)
Earnings (loss) per diluted share	$0.18	$0.03	$0.00	$(0.05)

	Year Ended September 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$55,289	$63,824	$59,095	$65,010
Gross profit	$24,008	$30,309	$27,640	$30,962
Net income	$63	$3,558	$2,351	$3,864
Earnings per basic share	$0.00	$0.11	$0.07	$0.12
Earnings per diluted share	$0.00	$0.11	$0.07	$0.12

(1) In the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Semitool, Inc.

We have audited the accompanying consolidated balance sheets of Semitool, Inc. (a Montana corporation) and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, cash flows, and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semitool, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Semitool Inc.‘s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 10, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
December 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Semitool, Inc.

We have audited Semitool, Inc. (a Montana Corporation) and subsidiaries internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Semitool, Inc. and subsidiaries’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Semitool, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Semitool, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semitool, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity cash flows, and comprehensive income for years then ended and our report dated December 10, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
December 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders Semitool, Inc.:

In our opinion, the accompanying consolidated statements of income and comprehensive income, of changes in shareholders’ equity and cash flows for the year ended September 30, 2005 present fairly, in all material respects, the results of operations and cash flows of Semitool, Inc. and its subsidiaries for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30 ,2005 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
December 13, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Semitool conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting. The management of Semitool is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Semitool’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control —Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

(c)	Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)	The information concerning our directors, our audit committee and our audit committee financial expert, is contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	For information with respect to executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(c)	The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plans
Equity compensation plans approved by
shareholders	1,779,750	$7.69	3,381,700

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information on principal accounting fees and services required under this item is contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders under the captions “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

The financial statements and reports of independent registered public accounting firms listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets at September 30, 2007 and September 30, 2006

Consolidated Statements of Income for the Years Ended September 30, 2007, September 30, 2006 and September 30, 2005

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2007, September 30, 2006 and September 30, 2005

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, September 30, 2006 and September 30, 2005

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2007, September 30, 2006 and September 30, 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedules:

Schedule	II - Valuation and Qualifying Accounts

3.	Exhibits:

(a)	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
3.1 3.8 3.9 3.2 (ii) 10.1 10.2/10.3 10.4 10.12 10.41 10.42 10.43 10.44 10.45 10.46 10.47 10.48 10.5 10.6 10.7 10.8 10.9 10.91 10.92 10.93 10.94 10.95 10.96
Restated Articles of Incorporation of the Company (1)
Amendment to the Restated Articles of Incorporation of the Company (2)
Correction to the Amendment of the Restated Articles of Incorporation of the Company (2)
Amended Bylaws of Semitool, Inc. (3)
Semitool, Inc. 2004 Stock Option Plan (3) *
Aircraft lease agreement, dated January 15, 2004, as amended by Amendment No 1, dated March 31, 2004, between the Company and EAGLE I LLC (3)
Aircraft lease agreement, dated March 31, 2004, between the Company and EAGLE II LLC (3)
Agreement between the Company and the Semitool European Companies (1)
Employment Agreement between Larry A. Viano and the Company dated June 1, 2003 (4) *
Employment Agreement between Timothy C. Dodkin and the Company dated June 30, 2003 (4) *
Employment Agreement between Larry Murphy and the Company dated April 20, 2004 (5) *
Aircraft lease agreement, dated August 22, 2004, between the Company and EAGLE III LLC (6)
Credit Agreement, dated as of November 1, 2004, between the Company and
  Wells Fargo HSBC Trade Bank, N.A. (6)
Loan Agreement, dated May 17, 2005, between Raiffeisenbank Hallein and
  Semitool Austria, GmbH (7)
First Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company, dated December 6, 2005 (8)
Executive Bonus Plan for Larry E. Murphy, President and Chief Operating Officer dated October 1, 2005 (9)
Supplemental Executive Health Plan, dated February 15, 2006 (10)
Guaranty and Suretyship agreement dated August 15, 2006 (11)
Loan Agreement, dated August 15, 2006, between Sovereign Bank, Lehigh County Industrial Development
  Authority and Rhetech, Inc. (12)
Term Loan Agreement between First Interstate Bank and the Company, dated December 29, 2006 (13)
Semitool 2007 Stock Incentive Plan (14)
Semitool 2007 Non-Qualified Stock Option Award Agreement (14)
Semitool 2007 Stock Option Award Agreement (14)
Semitool 2007 Restricted Stock Bonus Award Agreement (Non-Employee Directors) (14)
Semitool 2007 Restricted Stock Bonus Award Agreement (14)
Amendment No. 3 dated June 5, 2007 to Aircraft Lease Agreement dated January 15, 2004 between
  Eagle I, LLC and Semitool, Inc. (15)
Second Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company, dated September 1, 2007

21.1 23.1 23.2 31.1 31.2 32.1 32.2	Subsidiaries of Registrant
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
  Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the identically numbered exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2000.

(3)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2004.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2003.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2004.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2004.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2005.

(8)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report December 6, 2005.

(9)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report October 1, 2005.

(10)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report February 15, 2006.

(11)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 8-K, date of report August 15, 2006.

(12)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2006.

(13)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 8-K, date of report December 29, 2006.

(14)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2007.

(15)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 8-K, date of report June 5, 2007.

*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits. The Exhibits listed in Item 15(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2007	SEMITOOL, INC. By: /s/Raymon F. Thompson —————————————— Raymon F. Thompson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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
(Principal Accounting and Financial Officer)

           Director

           Director

           Director

Director and Executive Vice President

           Director

           Director

	Director	December 13, 2007 December 13, 2007 December 13, 2007 December 13, 2007 December 13, 2007 December 13, 2007 December 11, 2007 December 13, 2007 December 13, 2007

SEMITOOL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2007, 2006 and 2005
(Amounts in Thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended September 30, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$269	$--	$--	$10	$259
Inventory allowance	2,850	3,662	--	3,215	3,297
Year ended September 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	270	--	--	1	269
Inventory allowance	1,107	1,743	--	--	2,850
Year ended September 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	271	--	--	1	270
Inventory allowance	645	662	--	200	1,107