Form 10-Q
period 2007-12-31
SEMITOOL INC
filed 2008-02-08
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                 (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of January 31, 2008 32,475,117

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2007

Condensed Consolidated Statements of Operations for the three months ended December 31, 2007 and
  December 31, 2006

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and
  December 31, 2006

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended
  December 31, 2007 and December 31, 2006

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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,389	$16,090
Marketable securities	1,280	--
Trade receivables, less allowance for doubtful accounts of $259 in both periods	66,213	56,999
Inventories	82,754	78,017
Prepaid expenses and other current assets	5,334	3,574
Deferred income taxes	13,056	13,301

Total current assets	181,026	167,981
Property, plant and equipment, net	48,007	49,148
Intangibles, less accumulated amortization of $3,536 and $3,279 in 2008 and 2007	8,178	8,336
Other assets, net	826	864

Total assets	$238,037	$226,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,418	$12,958
Accrued commissions	1,653	1,568
Accrued warranty	7,918	7,781
Accrued payroll and related benefits	7,684	6,859
Income taxes payable	--	247
Other accrued liabilities	3,768	3,688
Customer advances	2,681	1,617
Deferred profit	10,749	8,736
Long-term debt and capital leases, due within one year	1,165	1,158

Total current liabilities	54,036	44,612
Long-term debt and capital leases, due after one year	9,817	10,027
Long-term income taxes payable	2,521	--
Deferred income taxes	2,778	2,837

Total liabilities	69,152	57,476

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,456,117 and 32,107,457 shares issued and outstanding in 2008 and 2007	84,687	83,215
Retained earnings	84,683	86,130
Accumulated other comprehensive loss	(485)	(492)

Total shareholders' equity	168,885	168,853

Total liabilities and shareholders' equity	$238,037	$226,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended December 31,
	2007	2006
Net sales	$48,592	$67,965
Cost of sales	24,420	35,200

Gross profit	24,172	32,765

Operating expenses:
Selling, general and administrative	18,696	19,609
Research and development	6,979	6,481
Gain on sale of building	--	(648)

Total operating expenses	25,675	25,442

Income (loss) from operations	(1,503)	7,323
Other income, net	447	255

Income (loss) before income taxes	(1,056)	7,578
Income tax provision (benefit)	(280)	1,885

Net income (loss)	$(776)	$5,693

Earnings (loss) per share:
Basic	$(0.02)	$0.18

Diluted	$(0.02)	$0.18

Weighted average common shares outstanding:
Basic	32,155	31,956

Diluted	32,155	32,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2007	2006
Operating activities:
Net income (loss)	$(776)	$5,693
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on disposition of assets	109	(650)
Depreciation and amortization	2,694	2,768
Deferred income taxes	198	(408)
Stock-based compensation	699	295
Marketable securities acquired in sales transaction	(1,280)	--
Change in:
Trade receivables	(9,040)	(16,987)
Inventories	(5,224)	(3,038)
Prepaid expenses and other current assets	(1,751)	511
Other assets, net	41	169
Accounts payable	5,125	(1,252)
Accrued commissions	83	405
Accrued warranty	130	665
Accrued payroll and related benefits	789	(410)
Income taxes payable	1,597	1,023
Other accrued liabilities	66	160
Customer advances	1,054	(605)
Deferred profit	1,895	(658)

Net cash used in operating activities	(3,591)	(12,319)

Investing activities:
Purchases of property, plant and equipment	(418)	(2,451)
Increases in intangible assets	(179)	(265)
Proceeds from sale of property, plant and equipment	10	1,866

Net cash used in investing activities	(587)	(850)

Financing activities:
Proceeds from exercise of stock options	773	524
Borrowings under line of credit and short-term debt	--	7,253
Repayments of line of credit and short-term debt	--	(4,362)
Borrowings under long-term debt	--	5,515
Repayments of long-term debt	(372)	(144)

Net cash provided by financing activities	401	8,786

Effect of exchange rate changes on cash and cash equivalents	76	(10)

Net decrease in cash and cash equivalents	(3,701)	(4,393)
Cash and cash equivalents at beginning of period	16,090	17,347

Cash and cash equivalents at end of period	$12,389	$12,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2007	2006
Net income (loss)	$(776)	$5,693
Net loss on cash flow hedges	(162)	(183)
Foreign currency translation adjustments	169	(58)

Total comprehensive income (loss)	$(769)	$5,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Semitool, Inc. (the Company) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2007 previously filed with the SEC on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. Accordingly the Company will adopt SFAS No. 141(R) in the first quarter of our fiscal 2010. SFAS No. 141(R) will only impact the Company if we are involved in a business combination.

Stock-Based Compensation

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

Total compensation cost recorded in the first quarter of fiscal 2008 and fiscal 2007, respectively, was $699,000 and $295,000 pre-tax, or $447,000 and $221,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods.

In February 2004, the Board of Directors adopted and the shareholders approved the 2004 Stock Option Plan (the 2004 Plan), replacing the expiring 1994 Stock Option Plan. Upon approval of the 2007 Stock Incentive Plan (the 2007 Plan) in March 2007, the 2007 Plan immediately replaced the 2004 Plan. Options that were granted under the 2004 Plan generally become exercisable at a rate of 5% per quarter commencing three months after the grant date and have a requisite service period of five years. Under the 2004 Plan, the Company has granted options that qualify as incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, directors and consultants. The options generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Option exercises are settled with newly issued common shares.

The total shares reserved for issuance under the 2007 Plan are 3,159,650 at December 31, 2007, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, restricted stock, restricted stock units, and stock appreciation rights. As of December 31, 2007, only stock options and restricted stock have been awarded under the 2007 Plan. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock are settled with newly issued common shares.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The following assumptions were used in the Black-Scholes model for both periods: expected stock price volatility of 51.6%; risk-free interest rate of 4.4%; and expected life of options of 5.1 years.

The weighted average grant date fair values based on the Black-Scholes option pricing model for stock options granted in the first quarter of fiscal 2008 and fiscal 2007 were $4.77 and $6.39 per share, respectively.

The following summary shows stock option activity for the first quarter of fiscal 2008:

	Number of Shares	Weighted- average Exercise Price Per Share
	(In thousands)
Outstanding at September 30, 2007	1,780	$7.69
Options granted	5	9.49
Options exercised	(125)	6.17
Options forfeited	(10)	11.18

Outstanding at December 31, 2007	1,650	$7.79

Exercisable at December 31, 2007	1,178	$7.64

As of December 31, 2007, $1.9 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.4 years. The weighted average remaining contractual term for options outstanding and exercisable at December 31, 2007 was 5.5 years and 4.7 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2007 was $2.4 million and $1.9 million, respectively. The total intrinsic value of stock options exercised during the first quarter of fiscal 2008 and fiscal 2007 was $346,000 and $398,000, respectively.

A summary of the Company’s restricted stock activity for the first quarter of fiscal 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at September 30, 2007	12	$9.64
Restricted stock granted	223	9.13
Restricted stock vested	(45)	9.15
Restricted stock forfeited	--	--

Unvested at December 31, 2007	190	$9.16

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant. As of December 31, 2007, $1.5 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 2.1 years.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended December 31,
	2007	2006
Numerator:
Net income (loss) used for basic and
diluted earnings per share	$(776)	$5,693

Denominator:
Weighted average common shares used for
basic earnings per share	32,155	31,956
Effect of dilutive stock options	--	544

Denominator for diluted earnings per share	32,155	32,500

Diluted earnings per share excludes the effects of antidilutive stock options of 1,650,140 and 60,150 for the three months ended December 31, 2007 and 2006, respectively.

Note 2.  Marketable Securities

Marketable securities consists of 1 million shares of common stock acquired in a sales transaction. The shares have not been registered under the Securities Act of 1933, as amended. The shares have registration rights attached to them which require registration with the SEC no later than 15 months after the date of the transaction. In valuing the stock, the Company took into consideration marketability and blockage discounts. The Company recognized $1.2 million in revenue on the transaction in the first quarter of fiscal 2008 and deferred revenue related to its remaining performance obligations.

Note 3.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	December 31, 2007	September 30, 2007
Parts and raw materials	$43,358	$44,441
Work-in-process	29,169	23,280
Finished goods	10,227	10,296

	$82,754	$78,017

For the three months ended December 31, 2007 and 2006, a net $690,000 and $1,937,000 of inventory was transferred to property, plant and equipment for testing and laboratory use.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Accrued warranty balance, beginning of period	$7,781	$7,368
Accruals for new warranties issued during the period	2,083	3,402
Expirations and changes in estimates to pre-existing warranties	(126)	49
Warranty labor and materials provided during the period	(1,820)	(2,787)

Accrued warranty balance, end of period	$7,918	$8,032

Note 5.  Contingencies

The Company is involved in legal proceedings that arise in the ordinary course of its business, including employment related litigation. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

The Company recently determined that it may have exported certain pumps and valves that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List without proper authorization, either in the form of an export license or pursuant to an exception to the Bureau of Industry and Security’s export license requirements. In response thereto, on February 1, 2008 the Company submitted an initial notification of a voluntary self-disclosure of possible inadvertent violations of export regulations to the Office of Export Enforcement in accordance with applicable Export Administration Regulations. The Company currently is conducting a review of all of its exports of these pumps and valves in order to determine the exact nature and scope of any potential lapses in compliance with export regulations. If it is determined that the Company failed to comply with applicable U.S. export regulations, the U.S. Department of Commerce could assess penalties for any past violation of such export control regulations. Because the Company has not yet completed its review and the U.S. Department of Commerce has not responded to its initial voluntary self-disclosure, the Company does not know whether it will ultimately have to pay any fines or penalties or, if the Company does, whether those fines or penalties will be substantial.

Note 6.  Income Taxes

The Company’s estimated effective tax rate for fiscal 2008 is 36% as of December 31, 2007 as compared to an estimated effective tax rate for fiscal 2007 of 32% as of December 31, 2006. The Company’s fiscal year 2008 tax rate is higher than in fiscal 2007 due to the expiration of the federal research credit on December 31, 2007.

The first quarter of fiscal year 2007 also included a benefit of $540,000 related to the extension of the federal research credit as it pertains to fiscal year 2006. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore the Company was unable to recognize the full federal research credit in fiscal 2006.

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company increased its estimate of net unrecognized tax benefits by approximately $671,000 and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to beginning retained earnings. Total unrecognized tax benefits at October 1, 2007 were approximately $2.4 million, substantially all of which would, if recognized, impact the Company's tax rate. The Company anticipates that the amount of unrecognized tax benefits could change in the next twelve months but does not expect those changes to have a significant impact on the results of operations or the financial position of the Company.

During the first three months of fiscal year 2008, the total amount of unrecognized tax benefits was as follows:

Three Months Ended December 31, 2007
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Current quarter changes for unrecognized benefits and interest	100

December 31, 2007	$2,521

As of October 1, 2007, the Company is potentially subject to U.S. federal income tax examinations for the fiscal tax years 2004 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, the Company is potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. The Company includes interest and penalties related to unrecognized tax benefits within its provision for taxes. As of the date of adoption of FIN 48, the Company had $283,000 of accrued potential interest and penalties relating to unrecognized tax benefits. The accrued potential interest and penalties relating to unrecognized tax benefits increased approximately $42,000 in the three months ended December 31, 2007.

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
  the ability to finance activities;
  our expected effective tax rate;
  accounting policies and estimates; and
  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three month period ended December 31, 2007.

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer level packaging of ICs processes. Our single-wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. Our BEOL surface preparation systems are used for polymer removal and packaging applications. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Also, our surface preparation systems are used for cleaning and etching processes for wafer level packaging. Our primary product for all of these processes is the Raider platform, which is a multi-chamber single-wafer tool. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

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
  wafer level and other advanced packaging to enable smaller portable products; and
  emerging need for thinner wafers and chip stacking driven by the demand for smaller portable devices.

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

A summary of key factors which impacted our financial performance during the first quarter includes:

  First quarter fiscal 2008 equipment bookings were $63.8 million, a 41.8% increase over first quarter fiscal 2007 bookings of $45.0 million.

  Shipments in the first quarter of fiscal 2008 were $50.5 million as compared with shipments of $66.2 million in the first quarter of fiscal 2007.

  Deferred revenue at December 31, 2007 was $17.3 million.

  Net loss was $776,000 on revenues of $48.6 million during the first quarter of fiscal 2008 compared to net income of $5.7 million on revenues of $68.0 million in the first quarter of fiscal 2007.

  Our gross margin was 49.7% of net sales, up from the 48.2% gross margin we reported in the first quarter of fiscal 2007.

  Cash, cash equivalents and marketable securities were $13.7 million at December 31,
  2007, a decrease of $2.4 million from $16.1 million at September 30, 2007.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended December 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	50.3%	51.8%

Gross profit	49.7%	48.2%
Operating expenses:
Selling, general and administrative	38.5%	28.9%
Research and development	14.3%	9.5%
Gain on sale of building	--%	(1.0)%

Total operating expenses	52.8%	37.4%

Income (loss) from operations	(3.1)%	10.8%
Other income, net	0.9%	0.4%

Income (loss) before income taxes	(2.2)%	11.2%
Income tax provision (benefit)	(0.6)%	2.8%

Net income (loss)	(1.6)%	8.4%

First Quarter of Fiscal 2008 Compared with First Quarter of Fiscal 2007

Net Sales

	Three Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)
Net sales	$48,592	$67,965

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and royalties. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the tool incorporates proven technology (“existing tool”) and is shipped to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SAB 104, “Revenue Recognition” have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new technology products (“new tools”) or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue.

Net sales declined $19.4 million for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 reflecting the recent slowdown in the semiconductor industry. Due to the downturn in the industry, revenue from shipments decreased approximately 31% in the first quarter of fiscal 2008 as compared to same period in fiscal 2007. Revenue from tool acceptances decreased approximately 73% over fiscal 2007‘s first quarter. Revenue from both shipments and acceptances was weighted toward our Raider platform. Net sales includes $1.2 million related to a transaction in which we acquired 1 million shares of common stock.

Geographically, our sales mix was weighted toward North America while Asian sales were relatively flat on a percentage basis. Sales in Europe declined significantly as our primary customer in that region has cut back on capital spending.

Gross Profit

	Three Months Ended
	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Gross profit	$24,172	$32,765
Gross margin percentage	49.7%	48.2%

Gross profit decreased by $8.6 million or 26.2% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Our first quarter fiscal 2008 gross margin improved by approximately 1.5 percentage points to 49.7% from 48.2% in the first quarter of fiscal 2007.

Gross profit decreased in absolute dollars because of lower sales volumes. Our gross margin increased during the first quarter of fiscal 2008 primarily because spare parts and service, which historically have a higher gross margin percentage than tools, contributed more to net sales in the first quarter of fiscal 2008. Tool gross margins benefited by lower warranty and installation costs, which declined approximately three percentage points from first quarter fiscal 2007 as actual warranty costs reported were lower than in the comparable period of fiscal 2007.

Selling, General and Administrative

	Three Months Ended
	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Selling, general and administrative	$18,696	$19,609
Percentage of net sales	38.5%	28.9%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. In fiscal 2008, SG&A expenses decreased $913,000 as compared to fiscal 2007 but increased to 38.5% of net sales from 28.9% of net sales in the first quarter of fiscal 2007.

SG&A expenses in the first quarter of fiscal 2008 decreased to $18.7 million as compared to $19.6 million in fiscal 2007. Commission expense decreased approximately $275,000 because first quarter fiscal 2007 included a commission to our former manufacturing representative in Taiwan and China. Fiscal 2008 travel and general business expenses decreased when compared with the first quarter of fiscal 2007 because of cost reduction measures we implemented in the third quarter of fiscal 2007. As bookings improved for the second sequential quarter, we reinstated merit increases and other benefits for our employees in December 2007. Employment costs were flat in the comparative periods because the first quarter of fiscal 2008 included an incremental expense of $320,000 related to the 20% initial vesting of restricted stock awards to our employees. SG&A expenses were also impacted by the weakening of the US Dollar, especially against the Euro and the Yen.

Research and Development

	Three Months Ended
	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Research and development	$6,979	$6,481
Percentage of net sales	14.3%	9.5%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In the first quarter of fiscal 2008, R&D expense increased $498,000 or to 14.3% of net sales as compared to 9.5% of net sales in the comparable period of fiscal 2007.

Employment costs increased 15% in the first quarter of fiscal 2008 as compared with the first quarter of fiscal 2007 as a result of increasing our staff to improve our wafer process engineering capabilities for our customers and increased stock-based compensation expense related to the 20% initial vesting of restricted stock awards for our employees. The weakening of the US Dollar, especially against the Euro and the Yen, also impacted the increase in expense. Prototype costs increased 20% over first quarter fiscal 2007 levels related to increased expense for demo tools placed for developmental purposes. These increases were partially offset by decreases in depreciation and other general operating expenses.

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

Gain on Sale of Building

	Three Months Ended
	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Gain on sale of building	$--	$648
Percentage of net sales	--%	1.0%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income, Net

	Three Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)
Interest income	$96	$64
Interest expense	(111)	(96)
Foreign exchange gain	278	11
Other	184	276

Total other income, net	$447	$255

Net other income increased by approximately $192,000 in the first quarter of fiscal 2008 to a net other income of $447,000 as compared to a net other income of $255,000 in the same period in fiscal 2007 primarily related to foreign exchange gains on unhedged intercompany transactions denominated in local currency with our Japanese and Austrian subsidiaries. The Yen to US Dollar rate has declined from approximately 119 to 112 and the US Dollar to Euro rate has declined from 1.32 to 1.46 from December 31, 2006 to December 31, 2007.

Income Taxes

	Three Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)
Income tax provision (benefit)	$(280)	$1,885

Our estimated effective tax rate for fiscal 2008 is 36% as of December 31, 2007 as compared to an estimated effective rate of 32% as of December 31, 2006. Our fiscal year 2008 tax rate is higher than in fiscal 2007 due to the expiration of the federal research credit on December 31, 2007.

The first quarter of fiscal year 2007 included a benefit of $540,000 related to the extension of the federal research credit as it pertains to our fiscal year 2006. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore we were unable to recognize the full federal research credit in fiscal 2006.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we increased our estimated net unrecognized tax benefits by approximately $671,000 and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to our beginning retained earnings. Total unrecognized tax benefits at October 1, 2007 were approximately $2.4 million, substantially all of which would, if recognized, impact our tax rate. We anticipate that the amount of unrecognized tax benefits could change in the next twelve months but do not expect those changes to have a significant impact on our results of operations or financial position.

During the first three months of fiscal year 2008, the total amount of unrecognized tax benefits was as follows:

Three Months Ended December 31, 2007
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Current quarter changes for unrecognized benefits and interest	100

December 31, 2007	$2,521

As of October 1, 2007, we are potentially subject to U.S. federal income tax examinations for the fiscal tax years 2004 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, we are potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. We include interest and penalties related to unrecognized tax benefits within our provision for taxes. As of the date of adoption of FIN 48, we had $283,000 of accrued potential interest and penalties relating to unrecognized tax benefits. The accrued potential interest and penalties relating to unrecognized tax benefits increased approximately $42,000 in the three months ended December 31, 2007.

Backlog and Deferred Revenue

	December 31, 2007	December 31, 2006
	(Dollars in millions)
Backlog	$73.6	$64.0
Percentage change in backlog year-over-year	15.0%	(14.4)%
Deferred revenue	$17.3	$10.4
Percentage change in deferred revenue year-over-year	66.3%	(45.0)%

Approximately 84% of our current backlog is for Raider tools. Deferred revenue increased $6.9 million at December 31, 2007 as compared with December 31, 2006 primarily because of shipments of Raiders which were classified as new tools, into new customer environments or into Japan, where risk of ownership does not transfer until final customer acceptance, all of which require full deferral of tool revenue until final customer acceptance in accordance with our revenue recognition policy. Current revenue deferrals include all or a part of 27 Raiders as compared with 24 Raiders at December 31, 2006. The fiscal 2008 figure includes a higher percentage of Raiders that represented new tools, new customer environments or shipments to Japan, requiring full deferral of revenue on those tools.

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

Stock-Based Compensation

Effective the beginning of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. We have issued both restricted stock awards and stock options. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics that differ from those of publicly traded options.

Total compensation cost for all award types recorded in the first quarter of fiscal 2008 and fiscal 2007 was $699,000 and $295,000, respectively, or $447,000 and $221,000 after tax, respectively, in each period, an impact of approximately $0.01 per basic and diluted share in both periods.

Liquidity and Capital Resources

Cash used by operating activities was $3.6 million in the first quarter of fiscal 2008. The primary source of cash was a $5.1 million increase in accounts payable as inventory purchases increased in response to strong bookings in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008. Customer advances increased $1.1 million and non-cash operating expenses totaled $2.4 million. Trade receivables increased $9.0 million primarily due to increased shipments in the past two quarters and the timing of customer payments. Inventories increased $5.2 million as our Work-In-Process inventory grew in anticipation of second quarter shipments.

Investing activities in the first quarter of fiscal 2008 included $418,000 in purchases of factory equipment and other property. We invested an additional $690,000 in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net amount of $179,000 in our patent portfolio.

Financing activities in the first quarter of fiscal 2008 provided cash of $401,000 and consisted of stock option exercises of $773,000 which were partially offset by repayments on long-term debt and capital leases of $372,000.

In the first quarter of fiscal 2007, cash used by operating activities was $12.3 million. The primary use of cash in the first quarter of fiscal 2007 was a $17.0 million increase in trade receivables related to the timing of tool shipments and the increase in sales volumes. Inventories increased $3.0 million in the same period, including a $1.2 million increase in our raw materials inventory and a $1.5 million increase in work-in-process inventory. Work-in-process inventory included eight tools totaling $6.9 million, scheduled to ship in January 2007, that were substantially complete. The primary sources of cash from operations during the first quarter were net income of $5.7 million and other non-cash operating activities of $2.0 million.

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

As of December 31, 2007, our principal sources of liquidity consisted of approximately $12.4 million of cash and cash equivalents and our $30.0 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate, 7.25% as of December 31, 2007, or at our option, LIBOR plus 2.25%, or 7.10% as of that date. The revolving credit line expires on March 1, 2009. The Credit Agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial covenants. If we were to default on the Credit Agreement or if there were a materially adverse change in our financial condition, the bank could accelerate payment of any advances outstanding under the Credit Agreement. In addition, the availability of funds requires compliance with certain financial covenants. We currently are in compliance with our debt covenants; however, there is no assurance that in the future we will be able to maintain compliance with these covenants so as to ensure availability of the line.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2008 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $7.0 million and $9.0 million during fiscal 2008. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue additional common stock or other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

There were no changes to our critical accounting policies and estimates in the first quarter of fiscal 2008 other than our accounting for income taxes. For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2007.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. Accordingly we will adopt SFAS No. 141(R) in the first quarter of our fiscal 2010. SFAS No. 141(R) will only impact us if we are involved in a business combination.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of December 31, 2007, we had approximately $11.0 million in long-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At December 31, 2007, we held forward contracts to sell Japanese Yen with a total face value of $6.4 million and a total market value of $6.6 million and a future unrealized loss of approximately $200,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved in legal proceedings that arise in the ordinary course of our business, including employment related litigation. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

We recently determined that we may have exported certain pumps and valves that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List without proper authorization, either in the form of an export license or pursuant to an exception to the Bureau of Industry and Security’s export license requirements. In response thereto, on February 1, 2008 we submitted an initial notification of a voluntary self-disclosure of possible inadvertent violations of export regulations to the Office of Export Enforcement in accordance with applicable Export Administration Regulations. We currently are conducting a review of all of our exports of these pumps and valves in order to determine the exact nature and scope of any potential lapses in compliance with export regulations. If it is determined that we failed to comply with applicable U.S. export regulations, the U.S. Department of Commerce could assess penalties for any past violation of such export control regulations. Because we have not yet completed our review and the U.S. Department of Commerce has not responded to our initial voluntary self-disclosure, we do not know whether we will ultimately have to pay any fines or penalties or, if we do, whether those fines or penalties will be substantial.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007.

Item 6.   Exhibits

      Exhibits

10.97 31.1 31.2 32.1 32.2	Semitool 2007 Restricted Stock Unit Award Agreement
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

Date: February 8, 2008	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)