Form 10-Q
period 2008-03-31
SEMITOOL INC
filed 2008-05-08
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                        (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of April 30, 2008 32,637,407

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 4. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007

Condensed Consolidated Statements of Income for the three and six months ended March 31, 2008 and
    March 31, 2007

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and
    March 31, 2007

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended
    March 31, 2008 and March 31, 2007

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

Submission of Matters to a Vote of Security Holders

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,893	$16,090
Restricted cash	696	--
Marketable securities	380	--
Trade receivables, less allowance for doubtful accounts of $259 in both periods	83,323	56,999
Inventories	87,044	78,017
Prepaid expenses and other current assets	3,740	3,574
Deferred income taxes	13,143	13,301

Total current assets	200,219	167,981
Property, plant and equipment, net	48,260	49,148
Intangibles, less accumulated amortization of $3,793 and $2,845 in 2008 and 2007	8,065	8,336
Other assets, net	852	864

Total assets	$257,396	$226,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,286	$12,958
Note payable to bank	9,000	--
Accrued commissions	1,826	1,568
Accrued warranty	8,453	7,781
Accrued payroll and related benefits	7,937	6,859
Income taxes payable	--	247
Other accrued liabilities	3,915	3,688
Customer advances	5,584	1,617
Deferred profit	12,922	8,736
Long-term debt and capital leases, due within one year	1,175	1,158

Total current liabilities	71,098	44,612
Long-term debt and capital leases, due after one year	9,767	10,027
Long-term income taxes payable	2,625	--
Deferred income taxes	2,663	2,837

Total liabilities	86,153	57,476

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,577,117 and 32,055,932 shares issued and outstanding in 2008 and 2007	85,763	83,215
Retained earnings	86,828	86,130
Accumulated other comprehensive loss	(1,348)	(492)

Total shareholders' equity	171,243	168,853

Total liabilities and shareholders' equity	$257,396	$226,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$62,958	$53,474	$111,550	$121,439
Cost of sales	32,886	27,093	57,306	62,293

Gross profit	30,072	26,381	54,244	59,146

Operating expenses:
Selling, general and administrative	20,070	18,721	38,766	38,330
Research and development	6,947	7,266	13,926	13,747
Gain on sale of building	--	--	--	(648)

Total operating expenses	27,017	25,987	52,692	51,429

Income from operations	3,055	394	1,552	7,717
Other income, net	459	6	906	261

Income before income taxes	3,514	400	2,458	7,978
Income tax provision (benefit)	1,369	(670)	1,089	1,215

Net income	$2,145	$1,070	$1,369	$6,763

Earnings per share:
Basic	$0.07	$0.03	$0.04	$0.21

Diluted	$0.07	$0.03	$0.04	$0.21

Weighted average common shares outstanding:
Basic	32,300	32,016	32,227	31,985

Diluted	32,481	32,539	32,445	32,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2008	2007
Operating activities:
Net income	$1,369	$6,763
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposition of assets	233	(515)
Depreciation and amortization	5,530	5,415
Deferred income taxes	46	(504)
Stock-based compensation	1,054	555
Marketable securities acquired in sales transaction	(1,280)	--
Change in:
Restricted cash	696	--
Trade receivables	(25,115)	(3,297)
Inventories	(10,274)	(5,791)
Prepaid expenses and other current assets	(103)	50
Other assets, net	28	70
Accounts payable	5,667	(7,120)
Accrued commissions	243	(751)
Accrued warranty	631	659
Accrued payroll and related benefits	901	(1,124)
Income taxes payable	1,681	(1,716)
Other accrued liabilities	143	405
Customer advances	3,557	(3,899)
Deferred profit	3,621	2,374

Net cash used in operating activities	(12,764)	(8,426)

Investing activities:
Purchases of property, plant and equipment	(942)	(4,491)
Increases in intangible assets	(349)	(626)
Proceeds from sale of property, plant and equipment	9	1,885

Net cash used in investing activities	(1,282)	(3,232)

Financing activities:
Proceeds from exercise of stock options	1,493	947
Borrowings under line of credit and short-term debt	11,961	19,414
Repayments of line of credit and short-term debt	(2,961)	(19,523)
Borrowings under long-term debt	--	6,465
Repayments of long-term debt	(927)	(357)

Net cash provided by financing activities	9,566	6,946

Effect of exchange rate changes on cash and cash equivalents	283	5

Net decrease in cash and cash equivalents	(4,197)	(4,707)
Cash and cash equivalents at beginning of period	16,090	17,347

Cash and cash equivalents at end of period	$11,893	$12,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$2,145	$1,070	$1,369	$6,763
Net loss on cash flow hedges	(139)	(31)	(301)	(214)
Unrealized loss on available-for-sale securities	(900)	--	(900)	--
Foreign currency translation adjustments	176	40	345	(18)

Total comprehensive income	$1,282	$1,079	$513	$6,531

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Accordingly, the Company will adopt SFAS No. 161 in its interim period beginning January 1, 2009. The Company is currently evaluating the potential impact of adoption of SFAS No. 161 on its consolidated financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items falling within the scope of FSP 157-2. Accordingly, Semitool will adopt SFAS No. 157 in the first quarter of fiscal 2010. The Company is currently evaluating the impact this statement will have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. Accordingly, the Company will adopt SFAS No. 141(R) in the first quarter of fiscal 2010. SFAS No. 141(R) will only impact the Company if it is involved in a business combination.

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

Total compensation cost recorded in the second quarter of fiscal 2008 and fiscal 2007, respectively, was $355,000 and $259,000 pre-tax, or $228,000 and $202,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first six months of fiscal 2008 and fiscal 2007, respectively, was $1.1 million and $554,000 pre-tax, or $675,000 and $423,000 after tax, an impact of approximately $0.02 and $0.01 per basic and diluted share.

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

The total shares reserved for issuance under the 2007 Plan are 3,137,950 at March 31, 2008, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, stock appreciation rights and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units. As of March 31, 2008, only stock options and restricted stock awards have been awarded under the 2007 Plan. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock awards are settled with newly issued common shares.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The following assumptions were used in the Black-Scholes model for the six month periods ending March 31, 2008 and March 31, 2007: expected stock price volatility of 51.6%; risk-free interest rate of 4.4%; and expected life of options of 5.1 years. The following assumptions were used for the three month period ending March 31, 2007: expected stock price volatility of 51.6%; risk-free interest rate of 4.7%; and expected life of 5.1 years. There were no stock options granted in the second quarter of fiscal 2008.

The weighted average grant date fair values based on the Black-Scholes option pricing model for stock options granted in the first six months of fiscal 2008 and fiscal 2007 were $4.77 and $6.41 per share, respectively, and for options granted in the second quarter of fiscal 2007 were $6.47 per share.

The following summary shows stock option activity for the first half of fiscal 2008:

	Number of Shares	Weighted- average Exercise Price Per Share
	(In thousands)
Outstanding at September 30, 2007	1,780	$7.69
Options granted	5	9.49
Options exercised	(235)	6.36
Options forfeited	(14)	10.51

Outstanding at March 31, 2008	1,536	$7.87

Exercisable at March 31, 2008	1,127	$7.71

As of March 31, 2008, $1.6 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.3 years. The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2008 was 5.6 years and 5.0 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2008 was $1.8 million and $1.5 million, respectively. The total intrinsic value of stock options exercised during the second quarter of fiscal 2008 and fiscal 2007 was $128,000 and $369,000, respectively, and $474,000 and $786,000 during the first six months of fiscal 2008 and fiscal 2007, respectively.

A summary of the Company’s restricted stock award activity for the first half of fiscal 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at September 30, 2007	12	$9.64
Restricted stock awards granted	250	9.06
Restricted stock awards vested	(48)	9.16
Restricted stock awards forfeited	(16)	9.35

Unvested at March 31, 2008	198	$9.04

The fair value of the restricted stock awards is calculated based upon the fair market value of the Company’s stock at the date of the grant. As of March 31, 2008, $1.5 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.9 years.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Net income used for basic and
diluted earnings per share	$2,145	$1,070	$1,369	$6,763

Denominator:
Weighted average common shares used for
basic earnings per share	32,300	32,016	32,227	31,985
Effect of dilutive stock options	181	523	218	525

Denominator for diluted earnings per share	32,481	32,539	32,445	32,510

Diluted earnings per share excludes the effects of antidilutive stock options of 1,008,281 and 251,724 for the three months ended March 31, 2008 and 2007, respectively, and 977,993 and 245,841 for the six months ended March 31, 2008 and 2007, respectively.

Note 2.  Restricted Cash

Restricted cash consists of a $696,000 customer advance payment held under a bank guarantee until certain contractual requirements are met.

Note 3.  Marketable Securities

Marketable securities consists of one million shares of common stock acquired in a sales transaction. The shares have not been registered under the Securities Act of 1933, as amended. The shares have registration rights attached to them which require registration with the SEC no later than 15 months after the date of the transaction. In valuing the stock, the Company took into consideration marketability and blockage discounts. The Company recognized $1.2 million in revenue on the transaction in the first quarter of fiscal 2008 and deferred revenue related to its remaining performance obligations.

As of the second quarter of fiscal 2008, the shares are subject to reporting under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). The shares are classified as Available-for-Sale securities and are marked to market in Other Comprehensive Income (OCI) every quarter.

For individual securities defined as Available-for-Sale, SFAS No. 115 requires the Company to determine whether any decline in the fair value of the security is “other than temporary.” If a decline in the fair value of a security is determined to be “other than temporary” then the cost basis of the security must be written down to the current fair value and the adjustment must be recorded as a component of earnings. Many factors go into the determination of whether a decline in value of a given security represents a temporary or “other than temporary” loss. During the second quarter of fiscal 2008, the market value of the shares acquired in the first quarter transaction described above declined approximately 70%. The Company reviewed the relevant factors and determined that, at this point, the decline in fair value is a temporary decline in the fair value of the stock and thus recorded the change in fair value in OCI.

Note 4.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	March 31, 2008	September 30, 2007
Parts and raw materials	$45,839	$44,441
Work-in-process	31,021	23,280
Finished goods	10,184	10,296

	$87,044	$78,017

For the three and six months ended March 31, 2008, a net $1,703,000 and $2,393,000 of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 5.  Note Payable to Bank

The Company recently amended its $30 million Credit Agreement with a bank, redefining certain financial covenants and extending the expiration date to March 1, 2010. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 5.25% as of March 31, 2008, or at our option, LIBOR plus 2.25%, or 4.95% as of that date. The agreement requires monthly interest payments only, until March 1, 2010, when the then outstanding principal balance is due and payable in full. The agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include an updated measurement of tangible net worth, total liabilities divided by tangible net worth, a maximum borrowing limit based on a funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio which replaces a profitability covenant and a maximum borrowing limit based upon total accounts receivable. The Company was in compliance with its debt covenants as of March 31, 2008. At March 31, 2008, there were $9 million in advances outstanding on the agreement.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Six Months Ended March 31,
	2008	2007
Accrued warranty balance, beginning of period	$7,781	$7,368
Accruals for new warranties issued during the period	5,138	5,719
Expirations and changes in estimates to pre-existing warranties	(298)	813
Warranty labor and materials provided during the period	(4,168)	(5,873)

Accrued warranty balance, end of period	$8,453	$8,027

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

The Company has determined that it inadvertently exported certain pumps and valves that are listed on the U.S. Bureau of Industry and Security’s (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The countries at issue are Singapore, Taiwan, China, Israel, Malaysia and Liechtenstein. These pumps and valves are used as replacement parts in our equipment, and are eligible for a license exception if they are exported as one-for-one replacement parts directly to the customer. However, in some instances the Company warehoused these parts in the subject countries before they were delivered to the customer or they were exported to the customer in retrofit packages, which makes the export ineligible for the replacement license exception. In response thereto, the Company has submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. If it is determined that the Company failed to comply with applicable U.S. export regulations, the OEE could assess penalties, restrict exports of the items or provide an administrative warning to the Company. Because the OEE has not yet responded to our voluntary self-disclosure, the Company does not know whether it will ultimately have to pay any fines or penalties or, if the Company does, whether those fines or penalties will be substantial. In the interim, the Company has applied for licenses to enable it to export these parts in the same manner as it has disclosed to the OEE and it is in receipt of the first of these licenses. However, the receipt of these export licenses does not affect the ability of the OEE to assess fines or sanctions for past violations.

Note 8.  Income Taxes

The Company’s estimated effective tax rate for fiscal 2008 is 36% as of March 31, 2008 as compared to an estimated effective tax rate for fiscal 2007 of 22% as of March 31, 2007. The Company’s fiscal year 2008 tax rate is higher than in fiscal 2007 due to the expiration of the federal research credit on December 31, 2007.

The first quarter of fiscal year 2007 also included a benefit of $540,000 related to the extension of the federal research credit as it pertained to fiscal year 2006. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore the Company was unable to recognize the full federal research credit in fiscal 2006.

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

As a result of the implementation of FIN 48, the Company increased its estimate of net unrecognized tax benefits by approximately $671,000 and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to beginning retained earnings. Total unrecognized tax benefits at October 1, 2007 were approximately $2.4 million, substantially all of which would, if recognized, impact the Company’s tax rate. The Company anticipates that the amount of unrecognized tax benefits could change in the next twelve months but does not expect those changes to have a significant impact on the results of operations or the financial position of the Company.

During the six months of fiscal 2008, the total amount of unrecognized tax benefits was as follows:

Six Months Ended March 31, 2008
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Year-to-date changes for unrecognized benefits and interest	204

March 31, 2008	$2,625

As of October 1, 2007, the Company is potentially subject to U.S. federal income tax examinations for the fiscal tax years 2004 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, the Company is potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. The Company includes interest and penalties related to unrecognized tax benefits within its provision for taxes. As of the date of adoption of FIN 48, the Company had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits. The accrued potential interest and penalties related to unrecognized tax benefits increased approximately $101,000 in the six months ended March 31, 2008.

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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2008.

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

A summary of key factors which impacted our financial performance during the second quarter includes:

  Second quarter fiscal 2008 bookings were $66.2 million, a 75.0% increase over second quarter fiscal 2007 bookings of $37.8 million. Year-to-date bookings were $130.0 million compared with $82.8 million for the comparable period in fiscal 2007.

  Shipments in the second quarter of fiscal 2008 were $66.8 million as compared with shipments of $59.6 million in the second quarter of fiscal 2007.

  Net income was $2.1 million on revenues of $63.0 million during the second quarter of fiscal 2008 compared to net income of $1.1 million on revenues of $53.5 million in the second quarter of fiscal 2007.

  Our gross margin was 47.8% of net sales, down 1.5 percentage points from the 49.3% gross margin we reported in the second quarter of fiscal 2007. Our second quarter gross margin was negatively impacted by sales incentives provided to a major new prospective customer that has subsequently placed additional tool orders with us.

  Deferred revenue at March 31, 2008 was $21.2 million.

  Cash, cash equivalents, restricted cash and marketable securities were $13.0 million at March 31, 2008.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.2%	50.7%	51.4%	51.3%

Gross profit	47.8%	49.3%	48.6%	48.7%
Operating expenses:
Selling, general and administrative	31.9%	35.0%	34.8%	31.5%
Research and development	11.0%	13.6%	12.4%	11.3%
Gain on sale of building	--%	--%	--%	(0.5)%

Total operating expenses	42.9%	48.6%	47.2%	42.3%

Income from operations	4.9%	0.7%	1.4%	6.4%
Other income, net	0.7%	0.0%	0.8%	0.2%

Income before income taxes	5.6%	0.7%	2.2%	6.6%
Income tax provision (benefit)	2.2%	(1.3)%	1.0%	1.0%

Net income	3.4%	2.0%	1.2%	5.6%

Second Quarter and First Half of Fiscal 2008 Compared with Second Quarter and First Half of Fiscal 2007

Net Sales

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(In thousands)		(In thousands)
Net sales	$62,958	$53,474	$111,550	$121,439

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

Net sales increased $9.5 million for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 reflecting the strengthening of tool order bookings over the past three quarters. In the second quarter of fiscal 2008, revenue from shipments increased approximately 22% as compared to the same period in fiscal 2007. Revenue from tool acceptances increased approximately 42% over fiscal 2007‘s second quarter. Revenue from both shipments and acceptances was weighted toward our Raider platform.

Net sales declined $9.9 million in the first half of fiscal 2008 as compared with the first half of fiscal 2007 as a result of the downturn in the industry. Although second quarter fiscal 2008 revenue increased significantly over the comparable period in fiscal 2007, our first quarter fiscal 2008 revenues of $48.6 million were still impacted by the industry-wide downturn. In the year-to-date comparable periods, revenue from tool shipments declined approximately 10% and revenue from tool acceptances declined approximately 24%.

Geographically, our sales mix year-to-date was weighted toward Asia and North America after being weighted toward Europe in fiscal 2007. Increasing revenue in Asia, including Japan and Korea, offset the decreased capital spending by our European customers in the first six months of fiscal 2008 while North American sales have held constant both in dollar and percentage terms.

Gross Profit

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Dollars in thousands)		(Dollars in thousands)
Gross profit	$30,072	$26,381	$54,244	$59,146
Gross margin percentage	47.8%	49.3%	48.6%	48.7%

Gross profit increased by $3.7 million or 14.0% in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. Our second quarter fiscal 2008 gross margin percentage declined approximately 1.5 percentage points to 47.8% from the 49.3% reported in the second quarter of fiscal 2007. The gross margin percentage was stable in the year-to-date comparative periods, but due to lower revenues in fiscal 2008, gross profit decreased $4.9 million in the first half of fiscal 2008 as compared with the first half of fiscal 2007.

In the quarterly comparison, gross profit increased in absolute dollars because of higher sales volumes. Our gross profit was negatively impacted by the expense related to sales incentives provided to a major new prospective customer that has subsequently placed additional tool orders with us. Exclusive of that incentive, our gross margin percentage in the second quarter of fiscal 2008 would have been slightly higher than the second quarter fiscal 2007 gross margin percentage. Tool gross margins were benefitted by approximately two percentage points by lower warranty and installation costs as actual warranty costs reported were lower than in the comparable period of fiscal 2007. This savings was offset by lower margins on spares parts and restorations.

Year-to-date, our gross margins decreased in absolute dollars, but remained flat as a percentage of sales. Exclusive of the customer incentive described in the quarterly results, margins would have improved approximately one percentage point primarily due to lower warranty and installation costs reported in the first half of fiscal 2008 as compared with the first half of fiscal 2007.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Dollars in thousands)		(Dollars in thousands)
Selling, general and administrative	$20,070	$18,721	$38,766	$38,330
Percentage of net sales	31.9%	35.0%	34.8%	31.5%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. In the second quarter of fiscal 2008, SG&A expenses increased $1.3 million as compared to the second quarter of fiscal 2007 but decreased to 31.9% of net sales from 35.0% of net sales. For the first six months of fiscal 2008, SG&A expenses increased $436,000 as compared to the first six months of fiscal 2007 and increased to 34.8% of net sales from 31.5% of net sales.

Commission expense increased $889,000 in the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007 and $616,000 in the first six months of fiscal 2008 as compared with the same period of fiscal 2007 related to higher sales volumes in the quarterly comparison. In both comparative periods, commission expense was impacted by commissions paid to a U.S. sales representative who earns commissions at a higher rate than salaried-plus-commission based employees. Employment costs increased approximately 5.2% and 2.7% in the quarterly and year-to-date comparisons, respectively, related to merit increases, the weakness of the U.S. dollar and, in the year-to-date comparison, stock-based compensation expense.

Research and Development

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Dollars in thousands)		(Dollars in thousands)
Research and development	$6,947	$7,266	$13,926	$13,747
Percentage of net sales	11.0%	13.6%	12.4%	11.3%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In the second quarter of fiscal 2008, R&D expense decreased approximately $320,000 or from 13.6% of net sales to 11.0% of net sales in fiscal 2008 as compared with fiscal 2007. In the six month period, R&D expense increased approximately $180,000 or from 11.3% of net sales to 12.4% of net sales.

Lower prototype costs were the primary driver in the decline in R&D expense in the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007. Prototype costs and general operating expenses decreased approximately 28% from the first half of fiscal 2007 as our efforts were focused on projects related to cost reduction and throughput enhancement for our tools that, if successful, will help lower our customers’ cost of ownership and improve our gross margin. We continued to work on a number of leading edge projects including on-going development of porous silicon for the solar industry. The decrease in prototype and general operating expenses was partially offset by the impact of the continued weakening of the U.S. Dollar and by increased employment costs. Employment costs increased approximately 9% in the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007 as a result of increasing our staff to improve our wafer process engineering capabilities for our customers and merit increases.

Employment costs were also the driver in the $180,000 increase in R&D expense in the first half of fiscal 2008 as compared with the first half of fiscal 2007. Employment costs increased approximately 12% primarily due to increased stock-based compensation expense, merit increases and recruiting costs. This increase was partially offset by lower prototype and general operating expenses as described in the quarterly comparison.

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

Gain on Sale of Building

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Dollars in thousands)		(Dollars in thousands)
Gain on sale of building	$--	$--	$--	$648
Percentage of net sales	--%	--%	--%	0.5%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income, Net

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(In thousands)		(In thousands)
Interest income	$51	$98	$147	$162
Interest expense	(113)	(122)	(224)	(218)
Foreign exchange gain	385	(171)	663	(160)
Other	136	201	320	477

Total other income, net	$459	$6	$906	$261

Net other income increased by approximately $450,000 in the second quarter of fiscal 2008 to a net other income of $459,000 as compared to a net other income of $6,000 in the same period in fiscal 2007 and increased $645,000 to a net other income of $906,000 in the first half of fiscal 2008 as compared with a net other income of $261,000 in the same period in fiscal 2007 primarily related to foreign exchange gains on unhedged intercompany transactions denominated in local currency with our Japanese and Austrian subsidiaries. The Yen to U.S. Dollar rate has declined from approximately 118 to 100 and the U.S. Dollar to Euro rate has declined from 1.34 to 1.58 from March 31, 2007 to March 31, 2008.

Income Taxes

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(In thousands)		(In thousands)
Income tax provision (benefit)	$1,369	$(670)	$1,089	$1,215

Our estimated effective tax rate for fiscal 2008 is 36% as of March 31, 2008 as compared to an estimated effective rate of 22% as of March 31, 2007. Our fiscal year 2008 tax rate is higher than in fiscal 2007 due to the expiration of the federal research credit on December 31, 2007.

The first quarter of fiscal year 2007 included a benefit of $540,000 related to the extension of the federal research credit as it pertained to our fiscal year 2006. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore we were unable to recognize the full federal research credit in fiscal 2006.

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

During the six months of fiscal 2008, the total amount of unrecognized tax benefits was as follows:

Six Months Ended March 31, 2008
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Year-to-date changes for unrecognized benefits and interest	204

March 31, 2008	$2,625

As of October 1, 2007, we are potentially subject to U.S. federal income tax examinations for the fiscal tax years 2004 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, we are potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. We include interest and penalties related to unrecognized tax benefits within our provision for taxes. As of the date of adoption of FIN 48, we had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits. The accrued potential interest and penalties related to unrecognized tax benefits increased approximately $101,000 in the six months ended March 31, 2008.

Backlog and Deferred Revenue

	March 31, 2008	March 31, 2007
	(Dollars in millions)
Backlog	$71.6	$42.3
Percentage change in backlog year-over-year	69.3%	(32.4)%
Deferred revenue	$21.2	$15.0
Percentage change in deferred revenue year-over-year	41.3%	(17.6)%

Approximately 83% of our current backlog is for Raider tools. Deferred revenue increased $6.2 million at March 31, 2008 as compared with March 31, 2007 primarily because of shipments of Raiders which were classified as new tools, into new customer environments or into Japan, where risk of ownership does not transfer until final customer acceptance, all of which require full deferral of tool revenue until final customer acceptance in accordance with our revenue recognition policy. Current revenue deferrals include all or a part of 31 Raiders as compared with 19 Raiders at March 31, 2007. The percentage of Raiders that represent new tools, new customer environments or shipments to Japan, requiring full deferral of revenue on those tools was approximately the same in both periods.

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

Total compensation cost for all award types recorded in the second quarter of fiscal 2008 and fiscal 2007, respectively, was $355,000 and $259,000 pre-tax, or $228,000 and $202,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first six months of fiscal 2008 and fiscal 2007, respectively, was $1.1 million and $554,000 pre-tax, or $675,000 and $423,000 after tax, an impact of approximately $0.02 and $0.01 per basic and diluted share.

Liquidity and Capital Resources

Cash used by operating activities was $12.8 million in the first half of fiscal 2008. The primary source of cash was a $5.7 million increase in accounts payable as inventory purchases increased in response to strong bookings in the past three quarters. Customer advances increased $3.6 million due to an advance payment for a tool that will ship in the third quarter; deferred profit increased $3.6 million due to higher sales volumes and non-cash operating expenses, including depreciation and stock-based compensation, totaled $5.6 million. Cash was primarily used to fund increases in trade receivables and inventories. Trade receivables increased $25.1 million primarily due to increased shipments in the past three quarters and the timing of customer payments. Inventories increased $10.3 million as our Work-In-Process inventory grew in response to higher order volumes and expected third quarter shipments.

Investing activities in the first half of fiscal 2008 included $942,000 in purchases of factory equipment and other property. We invested an additional $2.4 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net amount of $349,000 in our patent portfolio.

Financing activities in the first half of fiscal 2008 provided cash of $9.6 million, including a $9 million advance on our line of credit that was repaid in early April. Stock option exercises of $1.5 million were partially offset by repayments on long-term debt and capital leases of $927,000.

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

As of March 31, 2008, our principal sources of liquidity consisted of approximately $11.9 million of cash and cash equivalents and our $30.0 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate, 5.25% as of March 31, 2008, or at our option, LIBOR plus 2.25%, or 4.95% as of that date. During the second quarter of fiscal 2008, we amended the credit facility with Wells Fargo, extending the expiration date of the credit facility and redefining two of the financial covenants. The revolving credit line now expires on March 1, 2010. The availability of funds requires compliance with certain financial covenants, including a maximum borrowing limit based on a funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio which replaces a profitability covenant, and a maximum borrowing limit based on trade receivables. We currently are in compliance with our debt covenants; however, there is no assurance that in the future we will be able to maintain compliance with these covenants so as to ensure availability of the entire $30 million line.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2008 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $8.0 million and $10.0 million during fiscal 2008. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue additional common stock or other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

There were no changes to our critical accounting policies and estimates in the first six months of fiscal 2008 other than our accounting for income taxes. For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2007.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Accordingly, we will adopt SFAS No. 161 in our interim period beginning January 1, 2009. We are currently evaluating the potential impact of adoption of SFAS No. 161 on our consolidated financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items falling within the scope of FSP 157-2. Accordingly, we will adopt SFAS No. 157 in the first quarter of fiscal 2010. We are currently evaluating the impact this statement will have on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. Accordingly, we will adopt SFAS No. 141(R) in the first quarter of our fiscal 2010. SFAS No. 141(R) will only impact us if we are involved in a business combination.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of March 31, 2008, we had approximately $10.9 million in long-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At March 31, 2008, we held forward contracts to sell Japanese Yen with a total face value of $7.3 million and a total market value of $8.4 million and a future unrealized loss of approximately $1.1 million. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

We have determined that we inadvertently exported certain pumps and valves that are listed on the U.S. Bureau of Industry and Security’s (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The countries at issue are Singapore, Taiwan, China, Israel, Malaysia and Liechtenstein. These pumps and valves are used as replacement parts in our equipment, and are eligible for a license exception if they are exported as one-for-one replacement parts directly to the customer. However, in some instances we warehoused these parts in the subject countries before they were delivered to the customer or they were exported to the customer in retrofit packages, which makes the export ineligible for the replacement license exception. In response thereto, we have submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. If it is determined that we failed to comply with applicable U.S. export regulations, the OEE could assess penalties, restrict exports of the items or provide an administrative warning to us. Because the OEE has not yet responded to our voluntary self-disclosure, we do not know whether we will ultimately have to pay any fines or penalties or, if we do, whether those fines or penalties will be substantial. In the interim, we have applied for licenses to enable us to export these parts in the same manner as we have disclosed to the OEE and we are in receipt of the first of these licenses. However, the receipt of these export licenses does not affect the ability of the OEE to assess fines or sanctions for past violations.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on March 6, 2008, the following proposals were adopted:

1.	To elect eight directors of the Company to serve until the 2009 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes, which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

	Votes For	Authority Withheld
Raymon F. Thompson	21,796,426	7,977,717
Howard E. Bateman	29,555,940	218,203
Donald P. Baumann	29,591,158	182,985
Timothy C. Dodkin	21,850,474	7,923,669
Daniel J. Eigeman	29,554,990	219,153
Charles P. Grenier	29,651,138	123,005
Steven C. Stahlberg	29,649,788	124,355
Steven R. Thompson	20,944,333	8,829,810

2.	To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2008.

Votes For	Votes Against	Votes Abstain
29,733,450	29,468	11,225

Item 6.   Exhibits

      Exhibits

10.97 31.1 31.2 32.1 32.2	Third Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company, dated
     February 4, 2008.
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

Date: May 8, 2008	SEMITOOL, INC. (Registrant) By: /s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)