Form 10-Q
period 2008-06-30
SEMITOOL INC
filed 2008-08-08
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

                                     (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of July 31, 2008 32,690,007

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and
  June 30, 2007

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and
  June 30, 2007

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended
  June 30, 2008 and June 30, 2007

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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,899	$16,090
Restricted cash	725	--
Marketable securities	380	--
Trade receivables, less allowance for doubtful accounts of $259 in both periods	74,558	56,999
Inventories	89,028	78,017
Prepaid expenses and other current assets	4,558	3,574
Deferred income taxes	12,899	13,301

Total current assets	196,047	167,981
Property, plant and equipment, net	47,510	49,148
Intangibles, less accumulated amortization of $4,067 and $3,279 in 2008 and 2007	7,896	8,336
Other assets, net	909	864

Total assets	$252,362	$226,329

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,348	$12,958
Note payable to bank	3,000	--
Accrued commissions	2,014	1,568
Accrued warranty	9,702	7,781
Accrued payroll and related benefits	8,873	6,859
Income taxes payable	1,271	247
Other accrued liabilities	4,915	3,688
Customer advances	3,131	1,617
Deferred profit	11,606	8,736
Long-term debt and capital leases, due within one year	1,136	1,158

Total current liabilities	61,996	44,612
Long-term debt and capital leases, due after one year	9,476	10,027
Long-term income taxes payable	2,362	--
Deferred income taxes	2,765	2,837

Total liabilities	76,599	57,476

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,689,707 and 32,107,457 shares issued and outstanding in 2008 and 2007	86,591	83,215
Retained earnings	90,262	86,130
Accumulated other comprehensive loss	(1,090)	(492)

Total shareholders' equity	175,763	168,853

Total liabilities and shareholders' equity	$252,362	$226,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$66,973	$46,606	$178,523	$168,045
Cost of sales	34,871	24,497	92,177	86,790

Gross profit	32,102	22,109	86,346	81,255

Operating expenses:
Selling, general and administrative	19,206	16,050	57,972	54,380
Research and development	7,917	6,518	21,843	20,265
Downsizing costs	--	677	--	677
Gain on sale of building	--	--	--	(648)

Total operating expenses	27,123	23,245	79,815	74,674

Income (loss) from operations	4,979	(1,136)	6,531	6,581
Other income (expense), net	(274)	(372)	632	(111)

Income (loss) before income taxes	4,705	(1,508)	7,163	6,470
Income tax provision (benefit)	1,271	(1,463)	2,360	(248)

Net income (loss)	$3,434	$(45)	$4,803	$6,718

Earnings (loss) per share:
Basic	$0.11	$(0.00)	$0.15	$0.21

Diluted	$0.11	$(0.00)	$0.15	$0.21

Weighted average common shares outstanding:
Basic	32,437	32,074	32,297	32,015

Diluted	32,602	32,074	32,494	32,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2008	2007
Operating activities:
Net income	$4,803	$6,718
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposition of assets	232	(433)
Depreciation and amortization	8,408	7,945
Deferred income taxes	364	(195)
Income tax benefit (loss) on stock-based awards exercised	(4)	161
Stock-based compensation	1,464	801
Marketable securities acquired in sales transaction	(1,280)	--
Change in:
Restricted cash	(725)	--
Trade receivables	(16,493)	5,012
Inventories	(13,866)	(874)
Prepaid expenses and other current assets	(932)	(766)
Other assets, net	(34)	11
Accounts payable	2,050	(11,484)
Accrued commissions	437	(409)
Accrued warranty	1,886	300
Accrued payroll and related benefits	1,895	(1,581)
Income taxes payable	2,692	(3,273)
Other accrued liabilities	1,146	58
Customer advances	1,064	(3,754)
Deferred profit	2,649	(1,696)

Net cash used in operating activities	(4,244)	(3,459)

Investing activities:
Purchases of property, plant and equipment	(1,587)	(7,984)
Increases in intangible assets	(454)	(771)
Proceeds from sale of property, plant and equipment	9	1,885

Net cash used in investing activities	(2,032)	(6,870)

Financing activities:
Proceeds from exercise of stock options	1,916	1,071
Borrowings under line of credit and short-term debt	15,973	20,538
Repayments of line of credit and short-term debt	(12,973)	(23,647)
Borrowings under long-term debt	--	6,466
Repayments of long-term debt	(1,227)	(666)

Net cash provided by financing activities	3,689	3,762

Effect of exchange rate changes on cash and cash equivalents	396	(79)

Net decrease in cash and cash equivalents	(2,191)	(6,646)
Cash and cash equivalents at beginning of period	16,090	17,347

Cash and cash equivalents at end of period	$13,899	$10,701

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$3,434	$(45)	$4,803	$6,718
Net gain (loss) on cash flow hedges	478	95	177	(119)
Unrealized loss on available-for-sale securities	--	--	(900)	--
Foreign currency translation adjustments	(220)	185	125	167

Total comprehensive income	$3,692	$235	$4,205	$6,766

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to materially impact its results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141). FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years with early adoption prohibited. Accordingly, the Company will adopt FSP 142-3 in fiscal 2010. FSP 142-3 will only impact Semitool if the Company acquires assets accounted for under SFAS No. 142.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Accordingly, Semitool will adopt SFAS No. 161 in its interim period beginning January 1, 2009. The Company is currently evaluating the potential impact of adoption of SFAS No. 161 on its consolidated financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. In February 2008, the FASB also issued FASB Staff Position FAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FSP 157-2 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items falling within the scope of FSP 157-2. Accordingly, Semitool will adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company is currently evaluating the impact this statement will have on its results of operations and financial condition.

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

Total compensation cost recorded in the third quarter of fiscal 2008 and fiscal 2007, respectively, was $410,000 and $246,000 pre-tax, or $262,000 and $204,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first nine months of fiscal 2008 and fiscal 2007, respectively, was $1.5 million and $800,000 pre-tax, or $937,000 and $664,000 after tax, an impact of approximately $0.03 and $0.02 per basic and diluted share.

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

The total shares reserved for issuance under the 2007 Plan are 3,127,525 at June 30, 2008, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, stock appreciation rights and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units. As of June 30, 2008, only stock options and restricted stock awards have been awarded under the 2007 Plan. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock awards are settled with newly issued common shares.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The following assumptions were used in the Black-Scholes model for the nine month periods ending June 30, 2008 and June 30, 2007: expected stock price volatility of 51.6%; risk-free interest rates of 4.4% for 2008 and 4.5% for 2007; and expected life of options of 5.1 years. The following assumptions were used for the three month period ending June 30, 2007: expected stock price volatility of 51.6%; risk-free interest rate of 4.7%; and expected life of 5.1 years. There were no stock options granted in the third quarter of fiscal 2008.

The weighted average grant date fair values based on the Black-Scholes option pricing model for stock options granted in the nine months of fiscal 2008 and fiscal 2007 were $4.77 and $6.28 per share, respectively, and for options granted in the third quarter of fiscal 2007 were $5.40 per share.

The following summary shows stock option activity for the first nine months of fiscal 2008:

	Number of Shares	Weighted- average Exercise Price Per Share
	(In thousands)
Outstanding at September 30, 2007	1,780	$7.69
Options granted	5	9.49
Options exercised	(326)	5.87
Options forfeited	(26)	10.87

Outstanding at June 30, 2008	1,433	$8.05

Exercisable at June 30, 2008	1,086	7.91

As of June 30, 2008, $1.4 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.2 years. The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2008 was 5.4 years and 4.8 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2008 was $892,000 and $853,000, respectively. The total intrinsic value of stock options exercised during the third quarter of fiscal 2008 and fiscal 2007 was $382,000 and $75,000, respectively, and $856,000 and $860,000 during the first nine months of fiscal 2008 and fiscal 2007, respectively.

A summary of the Company’s restricted stock award activity for the first nine months of fiscal 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested at September 30, 2007	12	$9.64
Restricted stock awards granted	271	9.01
Restricted stock awards vested	(60)	9.02
Restricted stock awards forfeited	(17)	9.34

Unvested at June 30, 2008	206	$9.02

The fair value of the restricted stock awards is calculated based upon the fair market value of the Company’s stock at the date of the grant. As of June 30, 2008, $1.4 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.8 years.

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) used for basic and
diluted earnings (loss) per share	$3,434	$(45)	$4,803	$6,718

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	32,437	32,074	32,297	32,015
Effect of dilutive stock options	165	--	197	463

Denominator for diluted earnings (loss) per share	32,602	32,074	32,494	32,478

Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 899,016 and 1,772,650 for the three months ended June 30, 2008 and 2007, respectively, and 909,870 and 346,723 for the nine months ended June 30, 2008 and 2007, respectively.

Note 2.  Restricted Cash

Restricted cash consists of a $725,000 customer advance payment held under a bank guarantee until certain contractual requirements are met.

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

As of the second quarter of fiscal 2008, the shares were subject to reporting under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). The shares are classified as Available-for-Sale securities and are marked to market in Other Comprehensive Income (OCI) every quarter.

For individual securities defined as Available-for-Sale, SFAS No. 115 requires the Company to determine whether any decline in the fair value of the security is “other than temporary.” If a decline in the fair value of a security is determined to be “other than temporary” then the cost basis of the security must be written down to the current fair value and the adjustment must be recorded as a component of earnings. Many factors go into the determination of whether a decline in value of a given security represents a temporary or “other than temporary” loss. During the second quarter of fiscal 2008, the market value of the shares acquired in the first quarter transaction described above declined approximately 70%. During the third quarter, there was no change in the market value of the shares. The Company reviewed the relevant factors and has determined that, at this point, the decline in fair value is a temporary decline in the fair value of the stock and thus recorded the change in fair value in OCI.

Note 4.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	June 30, 2008	September 30, 2007
Parts and raw materials	$44,771	$44,441
Work-in-process	30,019	23,280
Finished goods	14,238	10,296

	$89,028	$78,017

For the three and nine months ended June 30, 2008, a net $1,244,000 and $3,637,000 of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 5.  Note Payable to Bank

In the second quarter of fiscal 2008, the Company amended its $30 million Credit Agreement with its commercial bank, redefining certain financial covenants and extending the expiration date to March 1, 2010. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 5.00% as of June 30, 2008, or at our option, LIBOR plus 2.25%, or 5.03% as of that date. The agreement requires monthly interest payments only, until March 1, 2010, when the then outstanding principal balance is due and payable in full. The agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include an updated measurement of tangible net worth, total liabilities divided by tangible net worth, a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio which replaces a profitability covenant and a maximum borrowing limit based upon total accounts receivable. The Company was in compliance with its debt covenants as of June 30, 2008. At June 30, 2008, there were $3 million in advances outstanding on the agreement.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Nine Months Ended June 30,
	2008	2007
Accrued warranty balance, beginning of period	$7,781	$7,368
Accruals for new warranties issued during the period	8,279	6,576
Expirations and changes in estimates to pre-existing warranties	298	2,512
Warranty labor and materials provided during the period	(6,656)	(8,794)

Accrued warranty balance, end of period	$9,702	$7,662

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

The Company determined that it inadvertently exported certain pumps and valves that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The countries at issue are Singapore, Taiwan, China, Israel, Malaysia and Liechtenstein. These pumps and valves are used as replacement parts in our equipment, and are eligible for a license exception if they are exported as one-for-one replacement parts directly to the customer. However, in some instances the Company warehoused these parts in the subject countries before they were delivered to the customer or they were exported to the customer in retrofit packages, which makes the export ineligible for the replacement license exception. In response thereto, the Company submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. On June 23, 2008, the Company received notice from the OEE that it had decided not to pursue any fines or other sanctions; rather, it would close the matter with the issuance of a warning letter only.

Note 8.  Income Taxes

The Company’s estimated effective tax rate for fiscal 2008 is 36% as of June 30, 2008 as compared to an estimated effective tax rate for fiscal 2007 of 17% as of June 30, 2007. The Company’s fiscal year 2008 tax rate is higher than in fiscal 2007 due to the expiration of the federal research credit on December 31, 2007.

The third quarter of fiscal year 2008 includes a benefit of approximately $160,000 related to the filing of the Company’s fiscal year 2007 U.S. Income Tax Return and reflects revisions of certain estimates made for the 2007 fiscal year. Further, the third quarter of fiscal 2008 reflects a net benefit related to adjustments made to the Company’s liability for uncertain tax benefits of $263,000, primarily related to the lapse of certain statutes of limitations in the period.

The first quarter of fiscal year 2007 included a benefit of $540,000 related to the extension of the federal research credit as it pertained to fiscal year 2006. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore the Company was unable to recognize the full federal research credit in fiscal 2006. The third quarter of fiscal year 2007 included a benefit of $808,000 due to the filing of the Company’s fiscal year 2006 U.S. income tax return, which included an additional Research and Experimentation Credit and deductions related to foreign sales.

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

As a result of the implementation of FIN 48, the Company increased its estimate of net unrecognized tax benefits by approximately $671,000 on October 1, 2007 and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to beginning retained earnings. Total unrecognized tax benefits at October 1, 2007 were approximately $2.4 million, substantially all of which would, if recognized, impact the Company’s tax rate. The Company anticipates that the amount of unrecognized tax benefits could change in the next twelve months but does not expect those changes to have a significant impact on the results of operations or the financial position of the Company.

During the first nine months of fiscal 2008, the total amount of unrecognized tax benefits was as follows:

Nine Months Ended June 30, 2008
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Year-to-date net changes for unrecognized benefits and interest	(59)

June 30, 2008	$2,362

As of June 30, 2008, the Company is potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, the Company is potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. The Company includes interest and penalties related to unrecognized tax benefits within its provision for taxes. As of the date of adoption of FIN 48, the Company had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits. The accrued potential interest and penalties related to unrecognized tax benefits increased approximately $48,000 in the nine months ended June 30, 2008.

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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2008.

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer-level packaging of ICs processes. Our single-wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. Our BEOL surface preparation systems are used for polymer removal and packaging applications. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead-free solder bumps for wafer-level packaging applications; and to plate other metals for various semiconductor and related applications. Also, our surface preparation systems are used for cleaning and etching processes for wafer-level packaging. Our primary product for all of these processes is the Raider platform, which is a multi-chamber, single-wafer tool. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

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
  wafer level and other advanced packaging to enable smaller portable products; and
  emerging need for chip stacking driven by the demand for smaller portable devices.

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

A summary of key factors which impacted our financial performance during the third quarter includes:

  Third quarter fiscal 2008 bookings were $67.1 million, a 33.0% increase over third quarter fiscal 2007 bookings of $50.6 million. Year-to-date bookings were $197.1 million compared with $133.4 million for the comparable period in fiscal 2007.

  Shipments in the third quarter of fiscal 2008 were $63.8 million as compared with shipments of $42.1 million in the third quarter of fiscal 2007.

  Net income was $3.4 million on revenues of $67.0 million during the third quarter of fiscal 2008 compared to a net loss of $45,000 on revenues of $46.6 million in the third quarter of fiscal 2007.

  Third quarter gross margin was 47.9% of net sales, up 0.5 percentage points from the 47.4% gross margin we reported in the third quarter of fiscal 2007.

  Deferred revenue at June 30, 2008 was $17.8 million.

  Cash and cash equivalents were $13.9 million at June 30, 2008.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.1%	52.6%	51.6%	51.6%

Gross profit	47.9%	47.4%	48.4%	48.4%
Operating expenses:
Selling, general and administrative	28.7%	34.4%	32.5%	32.4%
Research and development	11.8%	14.0%	12.2%	12.1%
Downsizing costs	--	1.4%	--	0.4%
Gain on sale of building	--	--	--	(0.4)%

Total operating expenses	40.5%	49.8%	44.7%	44.5%

Income (loss) from operations	7.4%	(2.4)%	3.7%	3.9%
Other income (expense), net	(0.4)%	(0.8)%	0.3%	0.0%

Income (loss) before income taxes	7.0%	(3.2)%	4.0%	3.9%
Income tax provision (benefit)	1.9%	(3.1)%	1.3%	(0.1)%

Net income (loss)	5.1%	(0.1)%	2.7%	4.0%

Third Quarter and First Nine Months of Fiscal 2008 Compared with Third Quarter and First Nine Months of Fiscal 2007

Net Sales

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)		(In thousands)
Net sales	$66,973	$46,606	$178,523	$168,045

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and royalties. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the tool incorporates proven technology (“existing tool”) and is shipped to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new technology products (“new tools”) or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue.

Our products are highly customized. Each customer has specific technical requirements for the performance of the equipment in the fabrication of semiconductor devices. Consequently, the specific terms of the acceptance provisions are negotiated with each customer on a tool-specific basis in order to reflect the technical specifications that will be used to determine whether the tool passes the applicable acceptance tests. These acceptance specifications are lengthy, technically complex and vary greatly from customer to customer and product to product.

We have a proven track recording of obtaining customer acceptances within a reasonable timeframe. In the rare event when acceptance does not occur because the customer does not believe that the tool has met the applicable technical specifications, the parties treat the matter as a contractual issue that needs to be resolved before the customer accepts the equipment. That resolution can take many different forms, including re-testing the equipment, making technical modifications to resolve the disagreement or extending the warranty to accommodate a delayed acceptance. Whether or not a customer may have any further remedy where a resolution cannot be agreed between the parties, including any right of return of the equipment, would be a question of contract interpretation that ultimately would have to be adjudicated in accordance with applicable law.

Net sales increased $20.4 million for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 and increased approximately $4 million over the second quarter of fiscal 2008 reflecting strong tool order bookings over the past four quarters. Despite an industry downturn, our bookings have been growing as we further penetrate the Asian market and memory manufacturers moving to copper for interconnect wiring. Revenue from tool shipments more than doubled in the third quarter of fiscal 2008 as compared with the third quarter of fiscal 2007. Revenue from tool acceptances decreased approximately 23% over fiscal 2007‘s third quarter. Our revenue was weighted toward our single-wafer Raider platform.

Net sales increased $10.5 million or approximately 6%, in the first nine months of fiscal 2008 as compared with the first nine months of fiscal 2007. Fiscal 2007 revenues included two quarters that were significantly impacted by the downturn in the industry as compared with fiscal 2008 in which only the first quarter was significantly impacted by the industry slowdown. In the year-to-date comparable periods, revenue from tool shipments increased approximately 14% and revenue from tool acceptances declined approximately 10%.

Geographically, our sales mix year-to-date was weighted toward Asia after being weighted toward North America and Europe in fiscal 2007. Increasing revenue in Asia, including Japan and Korea, offset the decreased capital spending by our European customers in the first nine months of fiscal 2008.

Gross Profit

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Gross profit	$32,102	$22,109	$86,346	$81,255
Gross margin percentage	47.9%	47.4%	48.4%	48.4%

Gross profit increased by $10.0 million or 45.2% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. Our third quarter fiscal 2008 gross margin percentage increased approximately 0.5 percentage points to 47.9% from the 47.4% reported in the third quarter of fiscal 2007. Gross profit increased $5.1 million in the first nine months of fiscal 2008 as compared with the first nine months of fiscal 2007 while our gross margin percentage was stable in the year-to-date comparative periods.

In both the quarterly and year-to-date comparisons, gross profit increased in absolute dollars because of higher sales volumes. As a percentage of net sales, gross margins improved in the quarterly comparison because warranty and installation costs were lower as a percentage of net sales. Year-to-date, gross margin was flat as a percentage of sales.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Selling, general and administrative	$19,206	$16,050	$57,972	$54,380
Percentage of net sales	28.7%	34.4%	32.5%	32.4%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. In the third quarter of fiscal 2008, SG&A expenses increased $3.2 million as compared to the third quarter of fiscal 2007 but decreased to 28.7% of net sales from 34.4% of net sales. For the first nine months of fiscal 2008, SG&A expenses increased $3.6 million as compared to the first nine months of fiscal 2007 and remained essentially flat as a percentage of net sales.

Employment costs increased approximately 23% and 9% in the third quarter and first nine months of fiscal 2008 as compared with the third quarter and first nine months of fiscal 2007, respectively. In both comparative periods, we increased our staffing worldwide, including shifting certain customer service resources to Japan, where the employment costs are typically higher than in the United States. Travel expenses also increased approximately 46% in the quarterly comparison and approximately 18% in the annual comparison, primarily due to increased customer service related travel. Commission expense increased approximately $440,000 in the quarterly comparison and $1.1 million in the annual comparison related to increased revenues in fiscal 2008. General business expenses also increased to support the higher business activity levels.

Research and Development

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Research and development	$7,917	$6,518	$21,843	$20,265
Percentage of net sales	11.8%	14.0%	12.2%	12.1%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In the third quarter of fiscal 2008, R&D expense increased approximately $1.4 million but decreased to 11.8% of net sales from 14.0% of net sales in fiscal 2007. In the nine month period, R&D expense increased approximately $1.6 million and remained essentially flat as a percentage of net sales.

Employment costs increased approximately 26% in the third quarter of fiscal 2008 as compared with the third quarter of fiscal 2007 as we increased our staff to improve our wafer process engineering capabilities for our customers and due to merit increases and stock-based compensation. Depreciation expense increased by approximately $400,000 because we replaced older technology tools in our demonstration laboratories with new technology tools to support our customers’ development efforts. Other expenses increased in the quarterly comparison because of developmental work being completed at our Austrian facility to optimize certain batch tool lines for our European customers. We continued to work on a number of leading edge projects including on-going development of porous silicon for the solar industry.

Employment costs were also the driver in the $1.6 million increase in R&D expense in the first nine months of fiscal 2008 as compared with the first nine months of fiscal 2007. Employment costs increased approximately 16% primarily due to increased headcount, stock-based compensation expense, merit increases and recruiting costs. Depreciation expense increased 9.5% as described in the quarterly comparison. These increases were partially offset by lower prototype expenses.

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

Downsizing Costs

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Downsizing costs	$--	$677	$--	$677
Percentage of net sales	--	1.4%	--	0.4%

In April 2007, we announced and implemented a plan to align our cost structure with then current business activity levels. The cost reduction plan consisted primarily of a seven percent reduction in our worldwide work force, management pay cuts, reduced overtime and mandatory leave. One-time involuntary termination costs of $677,000 were reported as a separate component of operating expenses in our fiscal 2007 third quarter. All costs related to the downsizing plan were fully incurred in the third quarter of fiscal 2007.

Our fiscal 2007 third quarter operating results included savings of $2.5 million, net of downsizing costs, as employment, travel, and general business expenses declined from second quarter fiscal 2007 levels in response to our cost reduction plan.

Gain on Sale of Building

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Gain on sale of building	$--	$--	$--	$(648)
Percentage of net sales	--	--	--	(0.4)%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)		(In thousands)
Interest income	$56	$66	$203	$228
Interest expense	(118)	(312)	(342)	(530)
Foreign exchange gain (loss)	(345)	(107)	318	(267)
Other	133	(19)	453	458

Total other income (expense), net	$(274)	$(372)	$632	$(111)

Other income (expense), net decreased by approximately $98,000 in the third quarter of fiscal 2008 to a net other expense of $274,000 as compared to a net other expense of $372,000 in the same period in fiscal 2007 and increased $743,000 to a net other income of $632,000 in the first nine months of fiscal 2008 as compared with a net other expense of $111,000 in the same period in fiscal 2007 primarily related to foreign exchange gains on unhedged intercompany transactions denominated in local currency with our Japanese and Austrian subsidiaries. The Yen to U.S. Dollar rate has declined from approximately 123 to 106 and the U.S. Dollar to Euro rate has declined from 1.35 to 1.57 from June 30, 2007 to June 30, 2008.

Income Taxes

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)		(In thousands)
Income tax provision (benefit)	$1,271	$(1,463)	$2,360	$(248)

Our estimated effective tax rate for fiscal 2008 is 36% as of June 30, 2008 as compared to an estimated effective rate of 17% as of June 30, 2007. Our fiscal year 2008 tax rate is higher than in fiscal 2007 due to the expiration of the federal research credit on December 31, 2007.

The third quarter of fiscal year 2008 includes a benefit of approximately $160,000 related to the filing of our fiscal year 2007 U.S. Income Tax Return and reflects revisions of certain estimates made for the 2007 fiscal year. Further, the third quarter of fiscal 2008 reflects a net benefit related to adjustments made to our liability for uncertain tax benefits of $263,000, primarily related to the lapse of certain statutes of limitations in the period.

The first quarter of fiscal year 2007 included a benefit of $540,000 related to the extension of the federal research credit as it pertained to our fiscal year 2006. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2006 on September 30, 2006; therefore we were unable to recognize the full federal research credit in fiscal 2006. In the third quarter of fiscal year 2007, we recorded an additional tax benefit of $808,000 as a result of the filing of the federal tax return on June 15, 2007 and the resulting differences between the estimated FY06 tax provision and the final tax return amounts. The primary differences were additional R&D credit amounts & an increased ETI deduction that was not determinable until the tax return was prepared.

Effective October 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we increased our estimated net unrecognized tax benefits by approximately $671,000 on October 1, 2007 and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to our beginning retained earnings. Total unrecognized tax benefits at October 1, 2007 were approximately $2.4 million, substantially all of which would, if recognized, impact our tax rate. We anticipate that the amount of unrecognized tax benefits could change in the next twelve months but do not expect those changes to have a significant impact on our results of operations or financial position.

During the nine months of fiscal 2008, the total amount of unrecognized tax benefits was as follows:

Nine Months Ended June 30, 2008
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Year-to-date net changes for unrecognized benefits and interest	(59)

June 30, 2008	$2,362

As of June 30, 2008, we are potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, we are potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. We include interest and penalties related to unrecognized tax benefits within our provision for taxes. As of the date of adoption of FIN 48, we had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits. The accrued potential interest and penalties related to unrecognized tax benefits increased approximately $48,000 in the nine months ended June 30, 2008.

Backlog and Deferred Revenue

	June 30, 2008	June 30, 2007
	(Dollars in millions)
Backlog	$74.9	$50.9
Percentage change in backlog year-over-year	47.2%	(39.7)%
Deferred revenue	$17.8	$10.4
Percentage change in deferred revenue year-over-year	71.2%	(29.0)%

Approximately 82% of our current backlog is for Raider tools. Deferred revenue increased $7.4 million at June 30, 2008 as compared with June 30, 2007 primarily because of shipments of Raiders which were classified as new tools, into new customer environments or into Japan, where risk of ownership does not transfer until final customer acceptance, all of which require full deferral of tool revenue until final customer acceptance in accordance with our revenue recognition policy. Current revenue deferrals include all or a part of 32 Raiders as compared with 13 Raiders at June 30, 2007. The percentage of Raiders that represent new tools, new customer environments or shipments to Japan, requiring full deferral of revenue on those tools was approximately the same in both periods.

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

Deferred profit included in our current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog. The components of deferred profit are as follows:

	June 30, 2008	June 30, 2007
	(In thousands)
Deferred revenue	$17,777	$10,458
Deferred cost of sales - manufacturing costs	(5,121)	(3,261)
Deferred cost of sales - warranty and installation costs	(914)	(322)
Deferred SG&A expense - commissions	(136)	(54)

Deferred profit	$11,606	$6,821

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

Total compensation cost for all award types recorded in the third quarter of fiscal 2008 and fiscal 2007, respectively, was $410,000 and $246,000 pre-tax, or $262,000 and $204,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first nine months of fiscal 2008 and fiscal 2007, respectively, was $1.5 million and $800,000 pre-tax, or $937,000 and $664,000 after tax, an impact of approximately $0.03 and $0.02 per basic and diluted share.

Liquidity and Capital Resources

Cash used by operating activities improved $8.6 million from $12.8 million at the end of our second quarter fiscal 2008 to $4.2 million in cash used by operating activities at the end of our third quarter fiscal 2008. Year-to-date, the primary uses of cash have been a $16.5 million increase in trade receivables and inventory growth of $13.9 million. In the third quarter, collections exceeded shipments by $8.6 million and inventory growth was primarily related to an increase in the number of tools placed with customers for evaluation and with technology partners. Year-to-date, work-in-process inventory has grown to support higher order volumes. In the first nine months of fiscal 2008, the primary sources of cash from operations have been as follows:

  Net income and non-cash operating activities, including depreciation and stock-based compensation expenses totaling $14.0 million;
  Income taxes payable increased $2.7 million from unrecognized tax benefits recorded as part our implementation of FIN 48 in the first quarter of fiscal 2008;
  Deferred profit increased $2.6 million, accounts payable increased $2.1 million and accrued warranty increased $1.9 million in response to higher sales volumes;
  Accrued payroll and related benefits increased $1.9 million due to increased staffing levels to support higher business activity levels.

Investing activities in the first nine months of fiscal 2008 included $1.6 million in purchases of factory equipment and other property. We invested an additional $3.6 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net amount of $454,000 in our patent portfolio.

Financing activities in the first nine months of fiscal 2008 provided cash of $3.7 million, including a net $3 million advance on our line of credit. Stock option exercises of $1.9 million were partially offset by repayments on long-term debt and capital leases of $1.2 million.

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

As of June 30, 2008, our principal sources of liquidity consisted of approximately $13.9 million of cash and cash equivalents and our $30.0 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate, 5.00% as of June 30, 2008, or at our option, LIBOR plus 2.25%, or 5.03% as of that date. During the second quarter of fiscal 2008, we amended the credit facility with Wells Fargo, extending the expiration date of the credit facility and redefining two of the financial covenants. The revolving credit line now expires on March 1, 2010. The availability of funds requires compliance with certain financial covenants, including a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio which replaces a profitability covenant, and a maximum borrowing limit based on trade receivables. We currently are in compliance with our debt covenants; however, there is no assurance that in the future we will be able to maintain compliance with these covenants so as to ensure availability of the entire $30 million line.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations to meet operating expenses and planned capital expenditures through fiscal 2008 and into the foreseeable future. However, continued growth in shipments of product may require additional funding. We estimate capital expenditures will be between $6.0 million and $8.0 million for the next twelve months. We currently have an effective shelf registration statement, which registers the offer and sale of up to an aggregate $47 million of our securities. If additional financial resources are required in the future, we expect either to issue additional common stock or other financial instruments, whichever management deems advisable. Of course, there can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

There were no changes to our critical accounting policies and estimates in the first nine months of fiscal 2008 other than our accounting for income taxes. For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2007.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to materially impact our results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141). FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years with early adoption prohibited. Accordingly, we will adopt FSP 142-3 in fiscal 2010. FSP 142-3 will only impact us if we acquire assets accounted for under SFAS No. 142.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Accordingly, we will adopt SFAS No. 161 in our interim period beginning January 1, 2009. We are currently evaluating the potential impact of adoption of SFAS No. 161 on our consolidated financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. In February 2008, the FASB also issued FASB Staff Position FAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FSP 157-2 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items falling within the scope of FSP 157-2. Accordingly, we will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently evaluating the impact this statement will have on our results of operations and financial condition.

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

As of June 30, 2008, we had approximately $10.6 million in long-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. However, we believe that a 10% change in the long-term interest rate would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At June 30, 2008, we held forward contracts to sell Japanese Yen with a total face value of $8.5 million and a total market value of $9.0 million and a future unrealized loss of approximately $559,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

We determined that we inadvertently exported certain pumps and valves that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The countries at issue are Singapore, Taiwan, China, Israel, Malaysia and Liechtenstein. These pumps and valves are used as replacement parts in our equipment, and are eligible for a license exception if they are exported as one-for-one replacement parts directly to the customer. However, in some instances we warehoused these parts in the subject countries before they were delivered to the customer or they were exported to the customer in retrofit packages, which makes the export ineligible for the replacement license exception. In response thereto, we submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. On June 23, 2008, we received notice from the OEE that it had decided not to pursue any fines or other sanctions; rather, it would close the matter with the issuance of a warning letter only.

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

Date: August 8, 2008	SEMITOOL, INC. (Registrant) By: /s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)