Form 10-K
period 2008-09-30
SEMITOOL INC
filed 2008-12-12
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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
(406) 752-2107
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]   No [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2008 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $187,570,323.

The number of shares of the registrant's Common Stock, no par value, outstanding as of December 4, 2008 was 32,722,926.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's definitive proxy statement for its annual meeting of shareholders to be held March 5, 2009.

SEMITOOL, INC.

Index to Annual Report on Form 10-K
Year Ended September 30, 2008

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE

CONTROLS AND PROCEDURES

OTHER INFORMATION	20 21 22 33 34 60 60 60

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE COMPENSATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  SHAREHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PRINCIPAL ACCOUNTING FEES AND SERVICES	61 61 61 61 61

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES	62 65

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

  trends in the semiconductor industry that are driving growth for our products, including the adoption of single-wafer 300mm processing, adoption of copper as an interconnect material, spray processing supplanting immersion technologies and the continued expansion of the wafer level packaging market;
  Semitool's solutions and strategies for electrochemical deposition, surface preparation and wafer level packaging, including our intent to continue investing in research and development to maintain and expand our position as a technology leader in those markets;
  our plan to develop new technologies, including porous silicon, 3-D packaging, wafer thinning and solar market applications for our processes and equipment, to enable us to enter emerging markets and provide innovative solutions;
  our plan to leverage our Raider platform with both our current and potential new customers and in new markets and our expectation that revenue from our Raider platform will continue to account for a significant portion of our revenue;
  our plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with other semiconductor device manufacturers;
  our intent to match our sales and support organization to market opportunities in Asia, and the potential for growth in those markets;
  the performance and acceptance of our products, including the continued technological improvement of our tools and the success of our Raider platform;
  manufacturing strategy, including our vertical manufacturing structure and manufacturing strategies for increasing performance reliability and yields while reducing the cost of ownership of our tools;
  competition, including our ability to compete favorably with companies significantly larger than we are;
  our efforts to protect our intellectual property portfolio and intent to continue to file patent applications to protect that intellectual property;
  the adequacy of our existing manufacturing facilities;
  the ability to maintain our worldwide sales, service and customer support organizations;
  the impact of litigation on our business, including patent disputes; and
  the impact of the recent turmoil in the world's economies on our business.

        Other forward-looking statements made below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere include statements relating to:

  accounting policies and estimates and the effects of new accounting standards;
  research and development expenses, including expected fluctuations in such expenses in absolute dollar amounts and as a percentage of net sales, and our expectation of continued funding of research and development to attain technology leadership in our industry;
  estimates of capital expenditures and the sufficiency of funds and sources of financing to make expected capital expenditures through fiscal 2009;
  the sufficiency of funds and the ability to finance activities, including sources of liquidity and the availability of the funds for borrowing under the debt covenants contained in our revolving credit line;
  our expectation that existing debt financing arrangements and cash flows generated from operating activities will be sufficient to fund operations and planned capital expenditures through fiscal 2009; and
  our estimated effective tax rate.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties are detailed under the heading “Risk Factors” (refer to Part I, Item 1A) and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

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

Industry Background

        Growth in the semiconductor industry is driven by the global demand for semiconductor devices that are incorporated in an ever increasing array of electronic devices such as personal computers, network servers, digital televisions, audio systems including MP3 players, video game players, cellular phones, GPS devices and digital cameras to name a few. The market for semiconductor equipment used to fabricate semiconductor devices has also experienced significant growth, driven by greater demand for, and increasingly higher performance of, semiconductor devices. Though subject to a high degree of cyclicality due to periods of excess supply or demand for semiconductor equipment, semiconductor devices and semiconductor fab capacity utilization, the market for semiconductor equipment is characterized by rapid technological development and product innovation. As a result, to meet new technological advancements, semiconductor device manufacturers may purchase new semiconductor equipment despite the timing of the market cycle.

Semiconductor Manufacturing Process Overview

        Semiconductor devices can consist of over a billion microscopic transistors and other components that electronically store information and allow the execution of instructions used to operate electronic devices. Fabrication of ICs involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment, chemical media, and materials. The fabrication process includes, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films. After the deposition of each film layer, the fabrication process continues with repeated cleaning, stripping and etching processes to prepare the surface for the next process. When completed, the wafer may contain several hundred ICs, which, traditionally, are then separated by a dicing process. The ICs are then packaged by connecting them to pins using metal wire contacts and encapsulated in a polymer plastic case. In an effort to reduce the size of packaged ICs, some manufacturers are using newer wafer level packaging techniques, which allow for attaching each IC to its package prior to dicing the wafer. Once diced, the packaged semiconductor device can then be used in electronic products, such as cellular phones or other electronic devices.

        Cleaning, stripping, etching or otherwise preparing the wafer surface are steps repeated throughout the semiconductor fabrication process as well as in the wafer level packaging process. These processes are important, since the integrity of the next process depends on the effectiveness of prior cleaning, stripping, or etching steps. Immersion and spray are two fundamental means by which surface preparation wet process steps are performed. Immersion processes, or wet benches, are a series of chemical baths in which wafers are immersed. The wafers are transported from a wet chemical tank to another tank by robots or human operators. In contrast, spray delivery systems subject wafers to sequential spray applications of chemicals inside an enclosed process chamber, where the chemical is brought to the wafers which are spinning on axis. Spray systems can be configured to process wafers in a batch or single wafer mode. Single-wafer processor systems can provide a combination of spray and immersion processes.

        An IC’s interconnect wiring provides the means for electronic data to flow and interface with external devices between the IC’s transistors and external devices. Interconnects are formed by the deposition of metal film layers, such as copper, into trenches and vias on the surface of a wafer. The deposition step occurs numerous times throughout the manufacturing process, with advanced ICs possessing seven or more metal film layers. As device dimensions continue to shrink, the connections between transistors add noticeably more delay to IC processing speeds, due to the intrinsic resistance and capacitance of the interconnect material. Copper is the material of choice in such situations and practically all 300mm fabs use copper plating equipment. However, copper, unlike aluminum, is difficult to handle and must be kept from direct contact with the silicon wafer as it will diffuse into the silicon. This will ruin the devices on the wafer and could potentially contaminate an entire fab. As a result, copper-based manufacturing requires more critical surface preparation steps and special processing techniques to provide complete isolation of the copper material.

Trends in Semiconductor Manufacturing

        There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

        Smaller Device Features for Lower Cost and Higher Performance. Semiconductor devices have historically followed Moore’s Law which states that approximately every two years the amount of transistors on a device doubles giving it twice the power in the same space. The inexorable goal of creating more advanced electronics applications drives the industry’s transition to smaller device features, enabling lower cost, as more ICs can be fabricated on each wafer. As the industry moves to 45 nanometer feature sizes and below, the IC fabrication process becomes significantly more complex, requiring more stringent manufacturing specifications and lower acceptable margins of error. In particular, the fabrication process becomes more susceptible to ever smaller particles, requiring the use of more advanced surface preparation equipment to reach acceptable yields. Also, manufacturing smaller IC interconnects often requires the use of equipment specifically designed for copper processing.

        New Materials to Fabricate More Advanced Semiconductor Devices. The need to fabricate increasingly advanced semiconductor devices has led to more complex manufacturing processes that use new materials, such as low-k dielectrics and copper to form an IC’s interconnect wiring. The use of copper, in particular, presents significant processing challenges to prevent copper contamination which reduces yield even when measured in parts per billion. To address these challenges, specialized processes have been developed to provide better isolation of copper materials on the wafer, including dual-damascene, barrier layer formation, and new cleaning processes to remove unwanted copper. These complex processes require the use of computer automated equipment for the precise deposition of copper material. Additionally, the introduction of new materials requires a higher number of surface preparation steps to provide high yields.

        Move to Single-Wafer Processing Technologies for Enhanced Surface Preparation. The industry shift toward smaller device dimensions, new materials and 300mm wafer processing has driven the need for more advanced surface preparation technologies and process equipment. In particular, 300mm is causing a move to single-wafer processing as the process can be controlled more precisely compared to wet bench technology. For example, single-wafer spray processing is increasingly being used instead of wet benches due to its greater process control, reduced footprint, reduced manufacturing cycle time, reduced chemical consumption and now greater throughput. Fab BEOL processes, where the interconnect wiring is placed on the wafer, have already made the transition from being primarily batch processes to single-wafer processes. FEOL processes, which fabricate the devices’ transistors, are starting to transition from batch to single wafer.

        Wafer Level and Other Advanced Packaging Enable Smaller Portable Products. New packaging technologies, including wafer level packaging, are being developed by the industry for the manufacture of smaller portable products such as GPS devices, MP3 players and mobile phones to name a few. Advanced packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology. Advanced packaging uses fabrication processes similar to IC fabrication and includes, among others, ECD for connective solder or gold bumps, photoresist stripping and under-bump metal etching. The packaging method allows for more efficient 3-D device mounting, or chip stacking, to further reduce the device’s footprint.

        Emerging Need for 3D Chipstacking Driven by the Demand for Smaller Portable Devices. The desire for smaller, lighter and more power efficient devices has led to the need for thinning devices and then stacking them in the same package. The devices are electronically connected to provide an integrated, multi-functional device in a small footprint.

Semitool’s Solution

        We are a leading provider of wet chemical processing equipment, targeting wafer surface preparation and ECD plating applications for all areas of wafer fabrication, including device packaging. As the semiconductor manufacturing process increases in complexity and production parameters become even more stringent, semiconductor manufacturers increasingly rely upon manufacturers of semiconductor equipment to achieve improved process control, provide a smaller equipment footprint and lower the cost of ownership of their manufacturing processes. Our solutions address critical applications within the semiconductor manufacturing process, and enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. Key elements of our solution include:

        Technology Leadership. We are able to leverage our extensive expertise in wet chemical processing and nearly 30 years of experience building and supporting production-proven semiconductor manufacturing equipment. We utilize advanced modeling techniques in the design of our process chambers to address an increasingly complex manufacturing process. We have a strong intellectual property portfolio with 372 U.S. patents issued and approximately 148 U.S. patents pending.

        Comprehensive Product Portfolio. We provide a broad suite of advanced, highly-engineered, innovative processing chambers that include surface preparation and ECD equipment. These chambers are incorporated into our single-wafer platform and into our batch processing tools. We design a variety of chambers to optimize performance of each of the different processes.

        Raider Platform. Our Raider platform is a high-precision, multi-chamber, single-wafer platform that supports surface preparation and ECD applications. Our proprietary platform is configured in a linear design, coupled with our own robotic technology, allowing for up to 14 interchangeable process chambers. The Raider platform also features no-teach robotic technology which results in reduced installation and maintenance costs.

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

        Target Innovative, High-Margin, High-Growth Opportunities with Differentiated Products. Our strategy is to be the first to enter new, high-growth markets with differentiated products. This has provided us with early market and technology leadership and enabled us to achieve strong gross margins. For example, we were among the first to target the rapidly-growing wafer level packaging and ECD markets and will continue to do so as we develop processes and equipment for 3D chipstacking.

        Maintain and Expand Technology Leadership. We intend to continue investing in research and development to maintain and expand our position as a technology leader in surface preparation and ECD applications. Our goal is to deliver leading-edge technical innovation to our customers by focusing on performance, improved system reliability, high throughput, yield enhancement and a low cost of ownership. We plan to develop new technologies, such as porous silicon and solar applications, to enable us to enter emerging markets and provide innovative solutions to meet customer needs.

        Leverage our Raider Platform to Further Penetrate New Customer and Market Opportunities. Our Raider platform features proprietary surface preparation, ECD, and wafer handling technologies. We continue to enhance the capabilities of our Raider platform and thus broaden its customer appeal by expanding its portfolio of wet chemical processing capabilities. We plan to leverage the platform with both our current and potential new customers, in our existing markets, as well as in new markets. New Raider developments will strive to provide a throughput advantage with a reduced footprint compared to batch processing technology.

        Integrate Design and Manufacturing Expertise. Our strategy is one of close integration of design and manufacturing, coupled with selective vertical manufacturing to achieve innovative solutions, cost and quality advantages and to reduce the time to market for new products and product enhancements. We believe that the close coordination of our engineering and manufacturing teams provides us with an advantage in developing new products as well as improving the design of our current products to increase performance, reliability and manufacturing yields while reducing costs. Additionally, our control over selective critical components reduces our dependence on component suppliers.

        Leverage Strategic Relationships. For over 29 years, we have focused on satisfying the needs of worldwide semiconductor device manufacturers and establishing long-term relationships with our customers. We work with select customers and other suppliers to the semiconductor equipment industry at the concept and design stages to identify and respond to customer requests for current and future generations of products. These close working relationships allow us to understand and address the performance and cost expectations of our customers. We plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with additional semiconductor device manufacturers.

        Asian Market Presence. During the past several years we have expanded our presence in Asia. We currently have sales organizations in Singapore, Japan, Taiwan, Korea and China, and long-term, we intend to match our sales and applications support organization to market opportunities in that region. We believe that the Asia region has the potential for additional significant long-term growth. Our sales, marketing and service strategy is to expand our installed base of equipment with existing and potential new customers in this region.

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

        Our surface preparation systems incorporate our innovative cleaning technology, such as our HiDRIS cleaning chamber used to remove high dose ion implant photoresist from the surface of the wafer. We have also developed porous silicon chambers for use in nano-technology mems devices and solar applications.

        For electroplating applications, we leverage our advanced modeling techniques in the design of our proprietary copper pellet anode assemblies and membrane technology to provide low cost copper to the flash and memory device markets. Our multiple anode assemblies enable radially controlled current density during the electroplating process, leading to a more controllable process for depositing copper film on the surface of a wafer allowing the optimal match of the copper film to the planarization characteristics of the downstream CMP process step.

Products

        Our broad product suite of innovative processing systems leverages our core wet chemical processing expertise and our years of experience in manufacturing and supporting production-proven semiconductor manufacturing equipment. Our primary wet chemical processing solutions are multi-chamber single-wafer and batch cleaning, stripping and etching equipment and single-wafer plating equipment, primarily for the deposition of copper, lead or lead-free solder. We operate in one segment with net sales of $238.6 million, $215.2 million and $243.2 million for fiscal 2008, 2007 and 2006, respectively.

Surface Preparation Products

        Our multi-chamber, single-wafer processing systems for wet cleaning, stripping and etching are designed with a linear arrangement of the processing chambers for high volume production and, like our ECD chambers, utilize the Raider platform. The platform modularity reduces downtime and increases wafer throughput providing the customer with an overall lower cost of ownership. These systems are available to accommodate 200mm and 300mm wafer sizes. Selling prices for these single-wafer surface preparation products range from approximately $1.0 million to $4.4 million.

        Our batch systems for wet cleaning, stripping and etching applications include semi- and fully-automated systems and use our proprietary spray technology to deliver chemicals, deionized water and gases to the wafer surface in an enclosed chamber. The wafers are rotated, on axis, and are showered by a sequenced spray of chemicals followed by heated nitrogen gas to dry the wafers. This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time. Our cost-effective ozone and deionized water-based cleaning process, called HydrOzone, is available on selected systems. This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time, reduced water consumption, and can minimize chemical disposal costs. These systems are available to accommodate 150mm, 200mm and 300mm wafer sizes in up to 50 wafer batches. Selling prices for these systems range from approximately $20,000 to $2.9 million.

RAIDER SP

        Our Raider platform is a multi-chamber, single-wafer platform that provides a high degree of control over surface preparation applications. Our proprietary platform is configured in a linear design, coupled with our robotic technology, allowing for up to 14 interchangeable process chambers. The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry. The tool can be equipped with our proprietary Capsule chambers, which allows side-selectable processing. In addition, the system can also be equipped with spray, immersion, megasonic, or vapor process chambers. Applications include wafer backside, bevel-edge clean for removal of unwanted copper and other contaminates, post-etch polymer removal, critical pre-deposition cleans, metal etching and FEOL cleans. The Raider SP is available to accommodate 200mm and 300mm wafer sizes.

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

Electrochemical Deposition Systems

        Our single-wafer ECD systems incorporate proprietary electroplating technology on a multi-chamber Raider platform typically populated with 10 to 12 chambers. ECD applications include copper interconnect for logic and memory ICs, gold bumps for high speed communication ICs, lead and lead-free solder bumps for advanced wafer level packaging and through silicon via plating for 3-D chipstacking applications. Our leading single-wafer design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration. These systems generally include a combination of ECD and surface preparation process chambers to address a customer’s specific application. These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers’ capacity requirements. Selling prices of these typically range from approximately $700,000 to $4.4 million.

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

Customers, Sales and Marketing

        Our customers include leading global semiconductor manufacturers. The following is a representative list of our largest customers in fiscal 2008:

Advanced Micro Devices Advanced Semiconductor Engineering Amkor Anadigics Atotech Freescale Semiconductor Inotera Micron	Qimonda Samsung Seagate Showa Denka Silicon Precision Industries Skyworks STMicroelectronics Sumco	Taiwan Semiconductor Mfg. Co. TECH Semiconductor Texas Instruments Toshiba Triquint Semiconductor United Microelectronics Corporation Win Semiconductor Winbond

        Our top ten customers accounted for 56.0%, 67.8% and 54.0% of net sales in fiscal 2008, 2007 and 2006, respectively. Seagate and Amkor accounted for 11.6% and 10.4%, respectively, of net sales in fiscal 2008. Advanced Micro Devices accounted for 23.8% and 13.8% of net sales in fiscal 2007 and 2006, respectively. Micron/IM Flash accounted for 10.2% of net sales in fiscal 2007.

        International sales, primarily in Europe and Asia, including Japan, accounted for approximately 71.4%, 62.5 % and 62.5% of net sales for fiscal 2008, 2007 and 2006, respectively. We have direct sales and customer support organizations located in the United States, Europe, Japan, Singapore, Korea, Taiwan and China, and for some products, we utilize on a selective basis both independent representatives and distributors.

        Field service personnel and process engineers located in the United States, Europe, Japan, Korea and throughout Southeast Asia provide warranty service, post-warranty service and equipment installation. We also provide service and maintenance training, as well as process application training for our customers’ personnel, on a fee basis. Spare parts inventories are maintained in outsourced locations throughout the world, which allows us to offer same day or overnight delivery in many instances.

Backlog and Deferred Revenue

        Consolidated orders backlog was $54.5 million as of September 30, 2008 and $58.9 million as of September 30, 2007. We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are subject to cancellation or rescheduling by customers with limited or no cancellation fees. During periods of downturns in the semiconductor industry, we have experienced significant customer cancellations and requested delays in delivery.

        Our deferred revenue primarily relates to equipment shipped to customers that has not been accepted by the customer. Revenue on those shipments is recognized as sales when acceptance is received. As of September 30, 2008, deferred revenue was $13.6 million.

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

        In fiscal 2006, we increased our manufacturing capacity with the purchase of a 72,000 square foot facility near Kalispell. This building contains our fabrication departments and provides more space for the assembly area in our main facility. In fiscal 2006, we also completed our facility in Salzburg, Austria which has space for light manufacturing and a repair facility. In fiscal 2007, we completed a 10,000 square foot expansion of a refurbishing facility at our Rhetech subsidiary.

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

        Research and development, which is expensed as incurred, was approximately $30.4 million, $27.1 million and $24.5 million in fiscal 2008, 2007 and 2006, respectively. As a percentage of our net sales, these expenses represented approximately 12.8%, 12.6% and 10.1% in each of these fiscal years, respectively. Our surface preparation R&D efforts were focused on FEOL cleaning applications, wafer edge cleaning processes and related equipment. ECD R&D focused on the development of a new processing chamber capable of plating copper for devices at the 32 nanometer node and below, deep via applications, direct-on-barrier plating, thin seed layer enhancement processes, porous silicon processes and related equipment.

Competition

        The semiconductor equipment industry is an intensively competitive market place marked by constant technological change. Significant competitive factors in the semiconductor equipment and related markets in which we compete include: system performance, quality and reliability, cost of using our equipment, ability to ship products to meet customer schedules, timeliness and quality of technical support service, our success in developing new and enhanced products, pricing and payment terms. We face substantial competition from established companies, some of which have greater financial, marketing, technical and other resources, broader and integrated product lines, more extensive customer support capabilities, larger sales organizations and greater installed customer bases. Our primary competitor in ECD is Novellus Systems, Inc. In wet surface preparation applications, our competition includes Dainippon Screen Manufacturing Co., LAM Research, Inc. and Tokyo Electron, Ltd.

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

        We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 372 U.S. patents, some with pending foreign counterparts, have approximately 148 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. We have had an active patent program since the Company’s inception; consequently, the duration of our patent portfolio is staggered due to various initial filing dates for individual patents. Our patent portfolio is not dominated by any particular patents. We consider the strength of the overall portfolio to be more important than the strength of any particular patent. In fact, many patents are part of our “patent families” and it is difficult, if not impossible, to make any assessment regarding the “materiality” of one patent in that family over another. Even if a patent is not used offensively to prevent a competitor from practicing the same art, it may still provide a deterrent against a competitor’s potential patent infringement claim against us.

Employees

        As of September 30, 2008, we had 1,294 full-time and temporary employees worldwide. Our employees are not represented by a labor union, and we have never experienced a work stoppage or strike. We consider our employee relations to be good. Since the end of the fiscal year we have reduced our headcount to 1,155 employees.

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

Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position
Raymon F. Thompson (1) Larry E. Murphy (2) Timothy C. Dodkin (3) Larry A. Viano (4) James L. Wright (5) Richard C. Hegger (6)	67 49 59 54 45 52
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

We have incurred significant net losses in the past. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure that we will be able to maintain the profitability that we achieved in the past five fiscal years. It is possible that in future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline.

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

During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high priced systems. The selling prices of our systems range from under $20,000 to in excess of $4.4 million. Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

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

We have experienced periods of significant growth and decline in net sales. Our net sales increased approximately 11.0% from $215.2 million in fiscal 2007 to $238.6 million in fiscal 2008 and decreased 11.5% from approximately $243.2 million in fiscal 2006 to approximately $215.2 million in fiscal 2007. However, there have been periods of even more significant declines in net sales; for example, our net sales decreased 51.8% from approximately $256.5 million for fiscal 2001 to approximately $123.7 million for fiscal 2002. In addition, our consolidated orders backlog decreased 30.9% from approximately $85.3 million at September 30, 2006 to $58.9 million at September 30, 2007. If we are unable to effectively manage periods of rapid decline or sales growth, our business, financial condition, results of operations and cash flows could be significantly harmed.

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

Order backlog does not necessarily include all sales needed to achieve net revenue expectations for a subsequent period. We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business, financial condition, results of operations and cash flows. For example, in the fourth quarter of fiscal 2008, we experienced an abnormally high amount of customer cancellations, which may continue to be a greater risk during the current economic crisis impacting the world economy.

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

In addition, customer cancellations and requests for delayed deliveries can create a material adverse effect on our business, financial condition, results of operations and cash flows. During the recent economic turmoil affecting the world’s economies, we have experienced a significantly higher amount of customer cancellations and requests for delays in delivery. While in some cases we have contractual protections against such cancellations or requests for delayed shipments, there is no assurance that we can collect amounts due under those provisions.

Our ten largest customers accounted for approximately 56.0%, 67.8% and 54.0% of net sales in fiscal 2008, 2007 and 2006, respectively. There are a limited number of large companies operating in the highly concentrated, capital intensive semiconductor industry. Accordingly, we expect that we will continue to depend on a relatively small number of large companies for a significant portion of our net sales. Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows. Similarly, delays in payments by large customers could have a significant impact on our cash flows.

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

We have leveraged our Raider platform to address both surface preparation and ECD applications. In fiscal year 2008, the Raider platform accounted for approximately 81% of our tool revenues. We expect that revenue from our Raider platform will continue to account for a significant portion of our revenue. Accordingly, if the Raider platform were adversely affected by its own performance, price or total cost of ownership, or the availability, functionality and price of competing products and technologies, that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Rapid technological change could make our products and inventories obsolete or unmarketable for specific applications.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in customer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. For example, recent trends in semiconductor manufacturing include the move toward smaller device features to lower cost and improve performance, the use of new materials, such as copper, to achieve higher speed and performance of an integrated circuit, and the migration to 300mm diameter wafers from 200mm diameter wafers to increase productivity and reduce costs. As a result of these and other trends in our industry, we expect to continue to make significant investments in research and development. Although, historically, we have had adequate funds from operations to devote to research and development, there can be no assurance that we will have funds available, and in sufficient quantities, in the future for such research and development activities.

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

To achieve commercial success with our products, we need to manage our inventory of component parts and finished goods effectively to meet changing customer product and volume requirements. Some of our products and supplies, have in the past and may in the future, become obsolete, while in inventory, due to rapidly changing customer specifications or slowdowns in demand for existing products ahead of new product introductions by us or our competitors. If we are not successfully able to manage our inventory, including our spare parts inventory, we may need to write off unsaleable or obsolete inventory, which would adversely affect our results of operations. For example, in the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete. We have pursued a vertically integrated manufacturing model and therefore a significant portion of our supply chain is manufactured by Semitool. Consequently, we may be more exposed to having significantly greater inventory on hand than competing companies which rely more heavily on outsourced supply chains.

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

Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 71.4% in fiscal 2008 and 62.5% in both fiscal 2007 and 2006. We expect net sales outside the United States to continue to represent a significant portion of our future net sales. Sales to customers outside the United States are subject to various risks, including:

  exposure to currency fluctuations and related derivatives used to hedge such fluctuations;
  exposure of foreign accounts to currency exchange translations;
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

We believe that our existing balances of cash, cash equivalents, cash flows from operations and cash available from a revolving credit facility we renewed in the second quarter of fiscal 2008 will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. Although we expect existing debt financing arrangements and cash flows generated from operating activities to be sufficient to fund operations at the current and projected levels in the future, there is no assurance that our operating plan will be achieved. We may need to take actions to reduce costs, seek alternative financing arrangements or pursue additional placement of our common stock.

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

We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features. We currently hold 372 U.S. patents, some with pending foreign counterparts, have approximately 148 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology. While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Furthermore, certain types of intellectual property are country-specific; for example, U.S. patents provide protection in the U.S. but generally do not provide protection outside the U.S. Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

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

In fiscal 2008, approximately 71.4% of our net sales were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, China and Korea. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, in many countries other than the U.S., the public disclosure of an invention prior to the filing of a patent application for the invention would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications may remain confidential during the patent prosecution process in certain cases, the contents of a patent application may be published before a patent is granted, which provides competitors an advanced view of the contents of applications prior to the establishment of patent rights. For these and other reasons, we also have not filed patent applications in these countries to the same extent that we file in the U.S. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own two manufacturing facilities located on sites near Kalispell, Montana with approximately 251,000 square feet in the aggregate. Additionally, we own two manufacturing facilities located in Libby, Montana housing approximately 20,000 square feet in the aggregate. We also own a facility located in Coopersburg, Pennsylvania, which serves as a manufacturing facility for our Rhetech, Inc. subsidiary, which we expanded by 10,000 square feet in fiscal 2007 for a total of 32,000 square feet. We constructed and own a 29,000 square-foot production and office building in Salzburg, Austria. We believe that our existing manufacturing facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. We own an office building in Cambridge, UK, which serves as our European headquarters for sales and customer support. We also lease 13 other smaller facilities worldwide, which are used as sales and customer service centers.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol “SMTL” on the NASDAQ Global Select Market. The approximate number of shareholders of record at December 4, 2008 was 116 and the reported last sale price on that date of our common stock on the NASDAQ Global Select Market was $3.43. The high and low sales prices for our common stock reported by the NASDAQ Global Select Market are shown below.

	Common Stock Price Range Fiscal Year Ended September 30,
	2008		2007
	High	Low	High	Low
First Quarter	$9.95	$7.95	$14.00	$ 9.86
Second Quarter	$8.86	$7.40	$14.09	$10.80
Third Quarter	$9.05	$7.51	$13.13	$ 9.59
Fourth Quarter	$9.64	$6.76	$10.56	$ 8.78

Since our initial public offering of common stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative total shareholder return on the Company’s Common Stock from September 30, 2003 through the end of the Company’s fiscal year ended September 30, 2008, with the percentage change in the cumulative total return for the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The comparison assumes an investment of $100 on September 30, 2003 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

	Year Ended September 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$238,604	$215,220	$243,218	$190,373	$139,627
Gross profit (1)	117,395	101,491	112,919	96,969	77,421
Income from operations	10,026	2,633	14,770	10,714	10,876
Net income	6,037	5,231	9,836	10,050	7,354
Diluted earnings per share	0.19	0.16	0.31	0.35	0.25
Balance Sheet Data:
Cash, cash equivalents and marketable securities	12,821	16,090	17,347	7,032	22,354
Working capital (1)	135,515	123,370	114,863	83,620	78,287
Total assets	252,812	226,329	232,396	178,680	181,300
Short-term debt	4,437	1,158	3,680	292	225
Long-term debt and capital leases	10,417	10,027	4,699	3,111	2,089
Shareholders' equity (2)	178,357	168,853	161,024	120,421	109,843

(1)	In the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete.

(2)	In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $28.0 million in net cash proceeds.

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
  wafer level and other advanced packaging to enable smaller portable products; and
  emerging need for 3D chipstacking driven by the demand for smaller portable devices.

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

A summary of key factors that impacted our financial performance during fiscal year 2008 includes:

  Although the semiconductor industry experienced a downturn in fiscal 2008, our business grew as we penetrated key customers in Asia and North America. Even though capital spending slowed among several major device manufacturers, demand remained strong for wafer-level packaging and copper plating for memory applications. In the first quarter of fiscal 2009, there were severe disruptions in the world economies which we expect to negatively impact us going forward.

  Our fiscal 2008 bookings were $232.7 million and include $149.0 million in bookings for our Raider platform. Fourth quarter fiscal 2008 net bookings were $35.5 million and were negatively impacted by the cancellation of a large order related to a proposed gallium arsenide fab in China that was halted. Our consolidated orders backlog of $54.5 million and deferred revenue of $13.6 million resulted in a revenue backlog of $68.1 million at September 30, 2008.

  Shipments in fiscal 2008 were $237.0 million including $155.8 million from Raider shipments.

  Net income was $6.0 million, or 2.5%, on net sales of $238.6 million in fiscal 2008 compared with net income of $5.2 million, or 2.4%, on net sales of $215.2 million in fiscal 2007.

  Our gross margin increased to 49.2% of net sales, up from 47.2% in fiscal 2007.

  Cash and cash equivalents, including restricted cash and marketable securities were $12.8 million at September 30, 2008, a decrease of $3.3 million from $16.1 million at September 30, 2007.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Year Ended September 30,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.8%	52.8%	53.6%

Gross profit	49.2%	47.2%	46.4%

Operating expenses:
Selling, general and administrative	32.2%	33.3%	30.3%
Research and development	12.8%	12.6%	10.1%
Downsizing costs	--%	0.3%	--%
Gain on sale of building	--%	(0.3)%	--%

Total operating expenses	45.0%	45.9%	40.4%

Income from operations	4.2%	1.2%	6.0%
Other income (expense)	(0.5)%	0.3%	--%

Income before income taxes	3.7%	1.5%	6.0%
Income tax provision (benefit)	1.2%	(0.9)%	2.0%

Net income	2.5%	2.4%	4.0%

Fiscal 2008 Compared with Fiscal 2007 and Fiscal 2006

Net Sales

	Year Ended September 30,
	2008	2007	2006
	(Dollars in millions)
Net Sales	$238.6	$215.2	$243.2
By Product Line:
Semiconductor equipment	$237.4	$214.0	$242.5
License fees	$1.2	$1.2	$0.7
By Geographical Distribution, percentage of net tool sales:
North America	22.6%	30.4%	31.6%
Europe	22.9%	43.5%	26.9%
Asia, including Japan	54.5%	26.1%	41.5%

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and license fees. Our revenue recognition policy provides that revenue from sales of semiconductor equipment may be recognizable upon shipment if the tool incorporates proven technology (“existing tool”) and is shipped to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” have been met. Alternatively, revenue will be deferred and only recognized upon final customer acceptance for tools that are new technology products (“new tools”) or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue. License fee revenue represents royalties generated from our anode technology.

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

Net sales increased $23.4 million, or approximately 11% in fiscal 2008 as compared with fiscal 2007 levels. Despite the downturn in the semiconductor industry, our business activity levels increased in the second quarter of fiscal 2008 and those higher levels continued through the duration of the fiscal year with average quarterly revenues of approximately $63 million per quarter in the last three quarters of the fiscal year. Revenues from Raiders for wafer level packaging applications improved more than 90% from fiscal 2007 levels as customers made capacity purchases and we penetrated key customers in Asia and North America. Spending for ECD Raiders for copper interconnect declined 64% in fiscal 2008 from fiscal 2007 levels and revenue from our BEOL surface preparation Raiders declined 38% as customers for those applications cut back their capital spending. Sales of our single-wafer surface preparation Raiders for FEOL applications more than doubled as the industry continued to benefit from the move away from batch processing to single-wafer processing to enable cleaning applications for sub-nanometer structures. The revenue contribution from spare parts, service and from our Rhetech subsidiary continues to range from between 20% to 25% of our net sales.

We expect net sales to decline in the first quarter of fiscal 2009 due to the overall decline in the worldwide economy.

Net sales declined 11.5% or $28.0 million to $215.2 million for fiscal 2007 as compared to $243.2 million in fiscal 2006. Business activity levels declined and we experienced a slow down in our bookings in the first three quarters of fiscal 2007. Revenues for ECD Raiders for copper interconnect applications increased by over 70% as compared with fiscal 2006 levels while revenues from our wafer level packaging applications decreased by approximately 23%. Revenues for our single-wafer surface preparation Raiders for FEOL applications increased approximately 23% while revenues for BEOL cleans applications declined approximately 38% from prior year levels. FEOL tools benefited from the transition away from batch processing to single-wafer processing to more closely control cleaning processes of smaller geometry devices whereas BEOL applications for current industry standard 300mm wafer fabs had previously made the transition to single-wafer and were affected by the overall decline in semiconductor industry business levels. Overall, revenues from our Raider platform contributed just more than 60% to our fiscal 2007 revenues and while Raider revenue declined in absolute dollars, the decline is the equivalent of two or three tools. Revenues from automated and manual batch tools, used primarily for cleaning applications declined by approximately $14 million when compared with fiscal 2006 levels as single-wafer processing continues to supplant batch processing in 300mm fabs. The revenue contribution from spare parts, service and from our Rhetech subsidiary was proportionate with fiscal 2006 levels.

Geographically, our sales mix shifted toward Asia in fiscal 2008 after being weighted toward North America and Europe in fiscal 2007. Asian tool sales increased 28.4 percentage points in fiscal 2008 contributing 54.5% to total tool sales in fiscal 2008 as we penetrated key customers in FEOL cleans and wafer level packaging markets. European tool sales declined 20.6 percentage points, contributing 22.9% to total tool sales, as one of our key customers in Europe cut back capital spending in fiscal 2008. North American tool sales declined 7.8 percentage points in fiscal 2008 as compared with fiscal 2007 and contributed 22.6% to total tool sales.

Gross Profit

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Gross profit	$117,395	$101,491	$112,919
Percentage of net sales	49.2%	47.2%	46.4%

Gross profit increased $15.9 million in absolute dollars or 15.7% in fiscal 2008 as compared to fiscal 2007. Gross profit decreased $11.4 million or 10.1% in fiscal 2007 compared to fiscal 2006 gross profit.

Gross profit increased in absolute dollars in fiscal 2008 because of higher sales volumes. On a percentage basis, gross margin improved two percentage points. Tool margins declined slightly year-over-year but contributed approximately one percentage point to the margin increase because of higher sales volumes. Warranty and installation expense decreased in fiscal 2008, contributing approximately one percentage point to the margin increase. Margins improved on wafer level packaging tools primarily due to a higher percentage of installation revenue than in fiscal 2007 but declined on BEOL Raiders due to product mix and on copper interconnect tools. Geographically, margins improved in North America but declined slightly in Asia, primarily due to product mix.

Gross profit decreased in absolute dollars in fiscal 2007 because of lower sales volumes but improved by 0.8 percentage points from fiscal 2006. Margins improved a combined three percentage points on tool revenues, spare parts and service revenues and on sales from our Rhetech subsidiary. Our tool margins improved on copper interconnect, FEOL and BEOL tools. Margin improvements were realized in both North America and Asia. Installation revenues contributed more to overall revenue in both absolute dollars and on a percentage basis. Warranty and installation expense decreased in fiscal 2007 as compared with fiscal 2006, contributing approximately one percentage point to the margin increase. These margin improvements were partially offset by increased obsolescence and inventory reserve charges in the fourth quarter related to product enhancements on our Raider tool line that rendered certain component parts obsolete.

Selling, General and Administrative

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Selling, general and administrative	$76,929	$71,749	$73,624
Percentage of net sales	32.2%	33.3%	30.3%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses increased $5.2 million in fiscal 2008 as compared to fiscal 2007 and decreased $1.9 million in fiscal 2007 as compared with fiscal 2006.

Employment costs and travel expense increased approximately $4.4 million in fiscal 2008 as compared with fiscal 2007. In fiscal 2008, we increased our service support staff in Asia to better support our increasing Asian customer base. Employment costs in certain of these regions are typically higher than in the United States. Travel expense related to supporting our Asian customers also increased year-over-year. Commission expense increased approximately $1.5 million in the annual comparison related to increased revenues in fiscal 2008.

In April 2007, in response to a slowdown in the semiconductor industry, we implemented a plan to align our cost structure with our business outlook for the remainder of the fiscal year. The plan consisted primarily of a seven percent reduction in our worldwide work force, management pay cuts, mandatory leave and reduced overtime. As a result, travel, aircraft and general business costs decreased over the course of the fiscal 2007. Employment costs increased $2.4 million over fiscal 2006 levels primarily related to expenses incurred prior to the implementation of the cost alignment plan in the second half of fiscal 2007. Employment costs decreased $1.9 million in the second half of fiscal 2007. Commission expense declined $2.8 million in fiscal 2007 related to our transition to a direct marketing and sales force in Taiwan and China. Professional fees also declined in fiscal 2007 as compared with fiscal 2006 as fiscal 2006 professional fees included certain duplicate expenses related to the change in our external auditors.

Research and Development

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Research and development	$30,440	$27,080	$24,525
Percentage of net sales	12.8%	12.6%	10.1%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense increased $3.4 million in fiscal 2008 as compared with fiscal 2007. R&D expense increased $2.6 million in fiscal 2007 as compared with fiscal 2006.

Employment costs increased approximately 16% in fiscal 2008 as compared with fiscal 2007 as we increased our staff to improve our wafer process engineering capabilities for our customers and due to merit increases, stock-based compensation and recruiting costs. Depreciation expense increased by approximately $700,000 as we updated our demonstration laboratories with new technology tools to support our customers’ development efforts. Other expenses increased because of developmental work being completed at our Austrian facility to develop Cintillio, a batch tool designed for electroless plating applications. We continued to work on a number of leading edge projects including on-going development of porous silicon for the solar industry, FEOL cleaning applications, wafer edge cleaning processes, deep via and through silicon via applications and others.

Increasing $1.7 million, prototype expense was the primary driver in the $2.6 million increase in R&D expense in fiscal 2007 as compared with fiscal 2006. Our surface preparation R&D efforts were focused on FEOL cleaning applications, wafer edge cleaning processes and related equipment. ECD R&D focused on the development of a new processing chamber capable of plating copper for devices at the 32 nanometer node and below, deep via applications, direct-on-barrier plating, thin seed layer enhancement processes, porous silicon processes and related equipment. R&D projects also included a single-wafer copper annealing process. Travel expense increased in fiscal 2007 related to increased process support for our tools.

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

Downsizing Costs

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Downsizing costs	$--	$677	$--
Percentage of net sales	--%	0.3%	--%

In April 2007, we announced and implemented a plan to align our cost structure with then current business activity levels. The cost reduction plan consisted primarily of a seven percent reduction in our worldwide work force, management pay cuts, mandatory leave and reduced overtime. Severance costs of $677,000 were reported as a separate component of operating expenses in our fiscal third quarter. All costs related to the downsizing plan were fully incurred in the third quarter. Net of the downsizing costs, we saved approximately $5 million in employment, travel and general business expenses in the second half of fiscal 2007 as compared with spending in the first half of fiscal 2007.

In November 2008,we took actions to align our cost structure with forecasted business activity levels. The cost reduction measures consist primarily of layoffs, management pay cuts, reduced sales commissions and overtime and a company-wide shutdown over the holidays. Severance costs will be reported as a separate component of operating expenses in the first quarter of fiscal 2009. We are continuing to evaluate cost-saving measures to further reduce our expenses.

Gain on Sale of Building

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Gain on sale of building	$--	$(648)	$--
Percentage of net sales	--%	(0.3)%	--%

We sold a manufacturing facility located near Kalispell, Montana during the first quarter of fiscal 2007 for approximately $1.9 million and recognized a gain on the sale of approximately $648,000.

Other Income (Expense)

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Interest income	$240	$352	$493
Interest expense	(488)	(649)	(479)
Foreign exchange gain (loss)	(414)	233	(148)
Other	(381)	770	17

Total other income (expense)	$(1,043)	$706	$(117)

In the fourth quarter of fiscal 2008, based on an analysis that considered general economic conditions and company-specific conditions, we determined that the one million shares acquired as an investment security in exchange for certain thermal assets in the first quarter of fiscal 2008, had experienced an Other-than-temporary impairment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Investments in Certain Debt and Equity Securities” (SFAS No. 115). Accordingly, we revised our cost basis in the investment by writing off $900,000 to Other expense. This was partially offset by recycling income from our Kalispell facilities and rental income from a portion of our Cambridge facility. Interest income declined to $240,000 from $352,000 in fiscal 2007 and from $493,000 in fiscal 2006 because of lower investment levels. Interest expense decreased to $488,000 in fiscal 2008 because of lower bank interest rates and decreased use of our line of credit. Interest expense increased to $649,000 in fiscal 2007 because we used our line of credit more in fiscal 2007 than in fiscal 2006.

We reported a foreign exchange loss of $414,000 in fiscal 2008 as compared to an exchange gain of $233,000 in fiscal 2007 and an exchange loss of $148,000 in fiscal 2006 related to foreign exchange gains and losses on unhedged intercompany sales with our Japanese, Korean, Austrian and other subsidiaries. Beginning in April 2007, due to a change in how we conduct business and following an evaluation of the scope of our operations and business practices, we concluded that the Euro is the currency of the primary economic environment in which Semitool Austria operates and, consequently, changed the functional currency for Semitool Austria to the Euro. Semitool Austria invoices its customers in Euros and its financing and operating activities are denominated in the Euro. Accordingly, from April 1, 2007, all assets and liabilities of Semitool Austria are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss.

Income Taxes

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Income tax provision (benefit)	$2,946	$(1,892)	$4,817
Effective tax rate	33%	(57)%	33%

Our estimated effective tax rate for fiscal 2008 is 33% as compared to a benefit of 57% as of September 30, 2007. Our fiscal year 2008 tax rate is higher than in fiscal 2007 due to the expiration of the Federal Research and Experimentation Credit (R&E Credit) on December 31, 2007 and the additional benefits realized in fiscal year 2007 as described below. The R&E Credit was extended on October 3, 2008 and accordingly no benefit was realized in fiscal year 2008 for the portion attributable to calendar year 2008. This portion of the R&E Credit will be realized in the first quarter of fiscal 2009. We estimate that the additional net discrete tax benefit will be between $500,000 and $750,000.

Our estimated effective tax rate for fiscal 2007 was a benefit of 57% as compared to the effective tax rate for fiscal 2006 of 33%. The fiscal year 2007 tax rate was lower than in fiscal 2006 based on a combination of the extension of the R&E Credit in fiscal 2007 for fiscal 2006, the current year estimated R&E Credit and the decline in our net income before taxes from $14.7 million in fiscal 2006 to $3.3 million in fiscal 2007. The effective rate was also impacted by additional Montana R&D credits realized in excess of prior estimates and a tax benefit realized in the United Kingdom for an exchange loss incurred translating statutory financial statements from the Great Britain Pound to the U.S. dollar.

Our future effective tax rate is based on our continued investments in research and development programs qualifying for the Credit and our expectations of earnings from operations in jurisdictions with lower tax rates throughout the world.

Effective October 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we increased our estimated net unrecognized tax benefits and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to our beginning retained earnings. Total unrecognized tax benefits at October 1, 2007, if recognized, would impact our tax rate. We anticipate that the amount of unrecognized tax benefits could change in the next twelve months but do not expect those changes to have a significant impact on our results of operations or financial position.

During fiscal 2008, the total amount of unrecognized tax benefits was as follows:

Year Ended September 30, 2008
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Year-to-date net changes for unrecognized benefits and interest	(198)

September 30, 2008	$2,223

As of September 30, 2008, we are potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, we are potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. Although they have not been assessed, under the guidance of FIN 48, we include potential interest and penalties related to unrecognized tax benefits within our provision for taxes. As of the date of adoption of FIN 48, we had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits. The accrued potential interest and penalties related to unrecognized tax benefits decreased approximately $170,000 in the year ended September 30, 2008.

Backlog and Deferred Revenue

	Year Ended September 30,
	2008	2007	2006
	(Dollars in millions)
Backlog	$54.5	$58.9	$85.3
Percentage change in backlog
year over year	(7.5)%	(30.9)%	39.2%
Deferred revenue	$13.6	$15.4	$14.4
Percentage change in deferred revenue
year over year	(11.7)%	6.9%	(38.7)%

Approximately 73% of our backlog at September 30, 2008 was for Raider tools. Deferred revenue decreased $1.8 million at September 30, 2008 as compared with September 30, 2007 primarily because deferrals of Raider shipments into new customer environments decreased. Shipments into new customer environments require full deferral of tool revenue until final customer acceptance in accordance with our revenue recognition policy. Current deferrals include all or a part of 30 Raiders as compared with 17 Raiders at September 30, 2007 and 23 Raiders at September 30, 2006.

We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months. Orders are subject to cancellation or rescheduling by customers with limited or no cancellation fees. As the result of systems ordered and shipped in the same quarter, possible changes in customer delivery dates, cancellations and shipment delays and acceptances of shipped equipment carried in deferred revenue, the backlog at any particular date and the bookings for any particular period are not necessarily indicative of actual revenue for any succeeding period. In particular, during periods of downturns in the semiconductor industry we have experienced customer cancellations and requested delays in delivery.

Deferred profit included in current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog. The components of deferred profit are as follows:

	Year Ended September 30,
	2008	2007
	(Dollars in thousands)
Deferred revenue	$13,570	$15,394
Deferred cost of sales - manufacturing costs	(4,605)	(5,849)
Deferred cost of sales - warranty and installation costs	(1,125)	(524)
Deferred SG&A expense - commissions	(114)	(285)

Deferred profit	$7,726	$8,736

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

Total compensation cost recorded in fiscal 2008, 2007 and 2006 was $1.8 million, $1.1 million and $1.4 million, respectively, or $1.2 million, $1.1 million and $940,000 after tax, respectively, in each period, an impact of approximately $0.04, $0.03 and $0.03 per basic and diluted share. Through fiscal 2005, we accounted for our stock option plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

Liquidity and Capital Resources

Operating Activities. Cash used by operating activities was $4.8 million in fiscal 2008. The primary uses of cash in fiscal 2008 were to support inventory growth of $16.2 million and a $15.3 million increase in trade receivables. The inventory growth was primarily related to an increase in the number of demo tools placed with customers for evaluation. The increase in trade receivables was primarily related to a $17.1 million increase in shipments, the timing of those shipments and the timing of customer payments in fiscal 2008. In October and early November 2008, we collected approximately $36 million in trade receivables. The primary sources of cash included net income of $6.0 million, non-cash operating activities, including depreciation and stock-based compensation, of $11.5 million and a $5.4 million decrease in accounts payable as our inventory spending levels decreased in response to lower fourth quarter bookings.

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

Investing Activities. Fiscal 2008 investing activities included $5.1 million in purchases of factory and laboratory equipment and the acquisition of land adjacent to our Salzburg, Austria facility. Additionally, we invested $6.2 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested approximately $790,000 in our patent portfolio.

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

Financing Activities. Financing activities in fiscal 2008 provided $6.0 million in cash and consisted primarily of $1.6 million in borrowings under long-term debt to purchase land adjacent to our Salzburg, Austria facility and a net $3.2 million draw on our revolving line of credit. Stock option exercises provided $2.1 million in fiscal 2008. Offsetting these sources of cash, we repaid $1.2 million on our long-term debt.

Financing activities in fiscal 2007 provided cash of $3.6 million and consisted primarily of $1.6 million in borrowings under long-term debt for our Rhetech subsidiary expansion and remodeling project and $4.9 million in new long-term debt used to finance the acquisition, remodeling and equipping of a manufacturing facility located near Kalispell, Montana. The $4.9 million financing with First Interstate Bank is under a value-added loan program sponsored by the Montana Board of Investments (MBOI). The MBOI participation in 75% of the loan carries an interest rate of 2.5% for the first five years and 6.5% for the second five years of a ten-year term. The 25% of the loan financed by First Interstate Bank has a 7.75% interest rate over the ten-year term. Stock option exercises also provided $1.2 million in fiscal 2007. Offsetting these sources of cash, we repaid short-term borrowings of $3.1 million on our revolving line of credit in fiscal 2007. There were no advances outstanding on the revolving credit line as of September 30, 2007.

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

The following commitments as of September 30, 2008, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America. They are disclosed in the following table in order to provide a consolidated picture of our financial position and liquidity.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$11,639	$1,222	$2,449	$2,602	$5,366
Operating leases	2,472	1,327	875	266	4
Purchase order commitments	2,540	2,157	383	--	--

Total commitments	$16,651	$4,706	$3,707	$2,868	$5,370

We have agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, our chairman and chief executive officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,389,200 for the year ended September 30, 2008, $2,839,200 for the year ended September 30, 2007 and $3,289,200 for the year ended September 30, 2006. The current rental rate is approximately $199,100 per month for both the aircraft and the hangar; the lease terms are month-to-month and therefore are not included in the above table. The terms of the lease agreements were based on comparable information on lease rates received from independent aircraft leasing dealers and finance entities for similar aircraft. We believe that these lease agreements are on terms no less favorable to us than could have been obtained from an unaffiliated party.

As of September 30, 2008, our principal sources of liquidity consisted of approximately $11.6 million of cash and cash equivalents and $26.8 million available under our $30.0 million revolving line of credit. The credit facility is with Wells Fargo and bears interest at the bank’s prime lending rate, 5.0% as of September 30, 2008, or at our option, LIBOR plus 2.25%, or 6.3% as of that date. During the second quarter of fiscal 2008, we amended the credit agreement with Wells Fargo, extending the expiration date of the credit facility and redefining two of the financial covenants. The revolving credit line now expires on March 1, 2010. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial covenants. If we were to default on the credit agreement or if there were a materially adverse change in our financial condition, the bank could accelerate payment of any advances outstanding under the credit agreement. In addition, the availability of funds requires compliance with certain financial covenants, including a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio which replaces a profitability covenant, and a maximum borrowing limit based on trade receivables. We currently are in compliance with our debt covenants; however, there is no assurance that in the future we will be able to maintain compliance with these covenants so as to ensure availability of the line.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations and amounts available under our credit facility to meet operating expenses and planned capital expenditures through fiscal 2009 and into the foreseeable future. We estimate capital expenditures will be between $1.0 million and $3.0 million during the next twelve months. If additional financial resources are required in the future, we may need to issue additional common stock or other financial instruments whichever management deems advisable. There can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

Revenue Recognition. Revenue recognition is significant because revenue is a key component of our results of operations. We recognize revenue under the guidance for Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured. Our product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until customer acceptance. If multiple elements exist, sales of existing products into existing customer environments are treated as such in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer. Unearned revenue from service contract agreements is included in Customer Advances in the current liabilities section of the Consolidated Balance Sheets.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record expense as a component of Selling, General and Administrative within the Consolidated Statements of Income. If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required. Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced. In general, it takes longer to collect payment in the capital equipment industry than in certain other industries. Days Sales Outstanding (DSO) of peer companies in our industry ranges between approximately 50 and 115 days.

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

We use the Black-Scholes option valuation model to value employee stock options, consistent with the provisions of SFAS No. 123(R) and SAB No. 107, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). We estimate stock price volatility based on a blended rate of historical volatility and the implied volatility derived from traded options on our stock. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting that were granted after fiscal 2005, we recognize compensation expense using the straight-line amortization method. As of September 30, 2008, $1.2 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.1 years.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. In February 2008, the FASB also issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FSP 157-2 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items falling within the scope of FSP 157-2. FSP 157-3 is effective upon issuance. Accordingly, we will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently evaluating the impact this statement will have on our results of operations and financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141). FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years with early adoption prohibited. Accordingly, we will adopt FSP 142-3 in fiscal 2010. FSP 142-3 will only impact us if we acquire assets accounted for under SFAS No. 142.

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

As of September 30, 2008, we had approximately $11.6 million in long-term debt and $3.2 million in short-term debt. As of September 30, 2007, we had approximately $11.2 million in long-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. Our short-term debt bears interest at the bank’s prime lending rate, 5.0% as of September 30, 2008, or at our option, LIBOR plus 2.25%, or 6.3% as of that date. We believe that a 10% change in the long-term or the short-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows. See Note 8 – Long-Term Debt and Capital Leases.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At September 30, 2008, we held forward contracts to sell Japanese Yen with a total face value of $5.5 million and a total market value of $5.6 million and a total unrealized future loss of approximately $100,000. At September 30, 2007, we held forward contracts to sell Japanese Yen with a total face value of $4.8 million and a total market value of $4.9 million and a total unrealized future loss of approximately $100,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and 2007
(Amounts in Thousands, Except Share Amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,624	$16,090
Restricted cash	817	--
Marketable securities	380	--
Trade receivables, less allowance for doubtful accounts of $259 and $259
in 2008 and 2007	73,695	56,999
Inventories	88,773	78,017
Income tax refund receivable	472	76
Prepaid expenses and other current assets	4,371	3,498
Deferred income taxes	14,175	13,301

Total current assets	194,307	167,981
Property, plant and equipment, net	49,909	49,148
Intangibles, less accumulated amortization of $4,341 and $3,279 in 2008 and 2007	7,861	8,336
Other assets	735	864

Total assets	$252,812	$226,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,007	$12,958
Note payable to bank	3,215	--
Accrued commissions	1,972	1,568
Accrued warranty	9,786	7,781
Accrued payroll and related benefits	8,033	6,859
Income taxes payable	2,601	247
Other accrued liabilities	3,294	3,688
Customer advances	1,936	1,617
Deferred profit	7,726	8,736
Long-term debt and capital leases, due within one year	1,222	1,158

Total current liabilities	58,792	44,612
Long-term debt and capital leases, due after one year	10,417	10,027
Deferred and long-term income taxes	5,246	2,837

Total liabilities	74,455	57,476

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,719,276 and 32,107,457 shares issued and outstanding in 2008 and 2007	87,293	83,215
Retained earnings	91,496	86,130
Accumulated other comprehensive loss	(432)	(492)

Total shareholders' equity	178,357	168,853

Total liabilities and shareholders' equity	$252,812	$226,329

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2008, 2007 and 2006
Amounts in Thousands, Except Per Share Amounts)

	2008	2007	2006
Net sales	$238,604	$215,220	$243,218
Cost of sales	121,209	113,729	130,299

Gross profit	117,395	101,491	112,919

Operating expenses:
Selling, general and administrative	76,929	71,749	73,624
Research and development	30,440	27,080	24,525
Downsizing costs	--	677	--
Gain on sale of building	--	(648)	--

Total operating expenses	107,369	98,858	98,149

Income from operations	10,026	2,633	14,770

Other income (expense):
Interest income	240	352	493
Interest expense	(488)	(649)	(479)
Other, net	(795)	1,003	(131)

Total other income (expense)	(1,043)	706	(117)

Income before income taxes	8,983	3,339	14,653
Income tax provision (benefit)	2,946	(1,892)	4,817

Net income	$6,037	$5,231	$9,836

Earnings per share:
Basic	$0.19	$0.16	$0.32

Diluted	$0.19	$0.16	$0.31

Weighted average common shares outstanding:
Basic	32,347	32,034	31,174
Diluted	32,534	32,450	31,518

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended September 30, 2008, 2007 and 2006
(Amounts in Thousands)

	Common Stock
	Number Of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2005	28,733	$49,853	$71,063	$(495)	$120,421
Net income	--	--	9,836	--	9,836
Issuance of common stock under
employee compensation plans	192	1,274	--	--	1,274
Proceeds from stock offering	3,000	27,788	--	--	27,788
Income tax effect of stock option
transactions	--	427	--	--	427
Compensation expense recognized under
employee stock incentive plans	--	1,396	--	--	1,396
Other comprehensive income (loss)	--	--	--	(118)	(118)

Balance September 30, 2006	31,925	80,738	80,899	(613)	161,024
Net income	--	--	5,231	--	5,231
Issuance of common stock under
employee compensation plans	182	1,177	--	--	1,177
Income tax effect of stock option
transactions	--	247	--	--	247
Compensation expense recognized under
employee stock incentive plans	--	1,053	--	--	1,053
Other comprehensive income (loss)	--	--	--	121	121

Balance September 30, 2007	32,107	83,215	86,130	(492)	168,853
Net income	--	--	6,037	--	6,037
Cumulative effect of adoption of FIN 48	--	--	(671)	--	(671)
Issuance of common stock under
employee compensation plans	612	2,061	--	--	2,061
Income tax effect of stock option
transactions	--	235	--	--	235
Compensation expense recognized under
employee stock incentive plans	--	1,782	--	--	1,782
Other comprehensive income (loss)	--	--	--	60	60

Balance September 30, 2008	32,719	$87,293	$91,496	$(432)	$178,357

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2008, 2007 and 2006
(Amounts in Thousands)

	2008	2007	2006
Operating activities:
Net income	$6,037	$5,231	$9,836
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
(Gain) loss on disposition of assets	329	(398)	125
Depreciation and amortization	11,341	10,703	9,743
Deferred income taxes	(650)	(2,308)	(2,014)
Income tax benefit received on the exercise of stock-based awards	--	29	99
Stock-based compensation	1,782	1,053	1,396
Marketable securities acquired in sales transaction	(1,280)	--	--
Change in:
Restricted cash	(817)	--	--
Trade receivables	(15,345)	(492)	(15,613)
Inventories	(16,206)	6,604	(21,804)
Income tax refund receivable	(472)	135	(207)
Prepaid expenses and other current assets	(785)	(646)	1,261
Other assets	141	42	(191)
Accounts payable	5,395	(10,355)	4,009
Accrued commissions	397	(764)	(482)
Accrued warranty	1,994	407	1,854
Accrued payroll and related benefits	1,088	(1,964)	1,348
Income taxes payable	3,902	(3,036)	2,533
Other accrued liabilities	(393)	1,591	(1,580)
Customer advances	(52)	(2,945)	3,568
Deferred profit	(1,165)	41	(2,262)

Net cash provided by (used in) operating activities	(4,759)	2,928	(8,381)

Investing activities:
Proceeds from sale and maturities of marketable securities	--	--	475
Purchases of property, plant and equipment	(5,060)	(8,726)	(14,270)
Increases in intangible assets	(787)	(1,055)	(1,300)
Proceeds from sale of property, plant and equipment	9	1,885	152

Net cash used in investing activities	(5,838)	(7,896)	(14,943)

Financing activities:
Net proceeds from stock offering	--	--	27,788
Proceeds from exercise of stock options	2,061	1,177	1,274
Excess tax benefits received on the exercise of stock-based awards	235	218	328
Borrowings under line of credit and short-term debt	25,286	20,538	82,779
Repayments of line of credit and short-term debt	(22,071)	(23,647)	(79,671)
Borrowings under long-term debt	1,648	6,466	2,075
Repayments of long-term debt and capital leases	(1,155)	(1,105)	(375)

Net cash provided by financing activities	6,004	3,647	34,198

Effect of exchange rate changes on cash and cash equivalents	127	64	(84)

Net increase (decrease) in cash and cash equivalents	(4,466)	(1,257)	10,790
Cash and cash equivalents at beginning of year	16,090	17,347	6,557

Cash and cash equivalents at end of year	$11,624	$16,090	$17,347

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2008, 2007 and 2006
(Amounts in Thousands)

	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$490	$664	$457
Income taxes	(366)	3,330	2,274
Supplemental disclosures of non-cash financing and investing activity:
Inventory transferred to equipment	$6,175	$5,732	$3,747
Other-than-temporary impairment of marketable securities	900	--	--
Inventory acquired in sales transaction	370	--	--
Assets acquired by incurring debt and capital leases	--	--	98
Intangible assets acquired with the sale of products	--	--	914

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended September 30, 2008, 2007 and 2006
(Amounts in Thousands)

	2008	2007	2006
Net income	$6,037	$5,231	$9,836
Net gain (loss) on cash flow hedges	22	(363)	61
Foreign currency translation adjustments	38	484	(179)

Total comprehensive income	$6,097	$5,352	$9,718

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.    Company Organization and Summary of Significant Accounting Policies:

Semitool, Inc. (Semitool or the Company) designs, manufactures, installs and services highly-engineered equipment for use in the fabrication of semiconductor devices. Semitool’s products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. The Company’s surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer level packaging of ICs processes. Semitool’s single-wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. The Company’s BEOL surface preparation systems are used for polymer removal and packaging applications. Semitool’s ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Also, the Company’s surface preparation systems are used for cleaning and etching processes for wafer level packaging. Semitool’s primary product for all of these processes is the Raider platform, which is a multi-chamber single-wafer tool. The Company’s products address critical applications within the semiconductor manufacturing process, and help enable Semitool’s customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices.

Significant accounting policies followed by the Company are:

Principles of Consolidation

The consolidated financial statements include the accounts of Semitool and its wholly-owned subsidiaries: Semitool Austria GmbH, Semitool Europe Ltd., (United Kingdom); Semitool Halbleitertechnik Vertriebs GmbH, (Germany); Semitool France SARL; Semitool Israel Ltd.; Semitool Italia SRL; Semitool Japan Inc.; Semitool Korea, Inc.; Semitool (Philippines) Inc.; Semitool (Asia) Pte Ltd., (Singapore); Semitool Semiconductor Equipment Technology (Shanghai) Co., LTD.; Semitool (Taiwan) Inc.; and Rhetech, Inc.

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

Derivatives

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures. The Company uses cash flow hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities”(SFAS No. 133) to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, the risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. For effective hedges, unrealized gains and losses are included in accumulated other comprehensive income (loss) (OCI). If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of OCI and reported in earnings during the period in which hedge accounting no longer applies. At maturity or termination the gain or loss on the derivative is calculated and reported in earnings.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions. The only currency hedged is the Japanese Yen. Forward contracts used to hedge forecasted international sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified when forecasted transactions become receivables. During the fiscal years ended September 30, 2008 and 2007, the amount transferred from OCI to Other income (expense) was not material. The Company estimates that all $160,000 of net derivative losses, currently reported as a separate component of OCI, will be reclassified into earnings within the next 12 months.

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

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the fiscal years ended September 30, 2008, 2007 and 2006.

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

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which has been subsequently updated by Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under this method, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured. The Company’s product sales generally contain substantive customer acceptance provisions. Sales of new products to new or existing customers are not recognized until customer acceptance. Likewise, sales of existing products to new customer environments are not recognized until customer acceptance. If multiple elements exist, sales of existing products into existing customer environments are treated as such in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed. Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer.

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

Transaction gains of $156,000, $625,000 and $33,000 in fiscal 2008, 2007 and 2006 related to cash flow hedges and their underlying receivables are included in Other income (expense) in the Consolidated Statements of Income.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were not material in all of the periods presented in the Consolidated Statements of Income.

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

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). As a result, the Company’s Consolidated Statements of Income as of September 30, 2008, 2007 and 2006 reflect compensation cost for new stock awards granted under the stock incentive plans during fiscal 2008, 2007 and 2006 and the nonvested portion of stock options granted prior to October 1, 2005 which vested during fiscal 2008, 2007 and 2006. Total compensation cost recorded in fiscal 2008, 2007 and 2006, respectively, was $1.8 million, $1.1 million and $1.4 million pre-tax, or $1.2 million, $1.1 million and $940,000 after tax, an impact of approximately $0.04, $0.03 and $0.03 per basic and diluted share.

The Company elected to adopt the alternative transition method provided in the FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS No. 123(R).

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is based on the following (in thousands):

	2008	2007	2006
Numerator:
Net income used for basic and diluted
earnings per share	$6,037	$5,231	$9,836

Denominator:
Weighted average common shares used for
basic earnings per share	32,347	32,034	31,174
Effects of dilutive stock options	187	416	344

Denominator for diluted earnings per share	32,534	32,450	31,518

Diluted earnings per share excludes the effects of antidilutive stock options to purchase 903,113, 577,719 and 209,575 shares of common stock in fiscal 2008, 2007 and 2006, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. In February 2008, the FASB also issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FSP 157-2 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items falling within the scope of FSP 157-2. FSP 157-3 is effective upon issuance. Accordingly, the Company will adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company is currently evaluating the impact this statement will have on its results of operations and financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141). FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years with early adoption prohibited. Accordingly, the Company will adopt FSP 142-3 in fiscal 2010. FSP 142-3 will only impact the Company if it acquires assets accounted for under SFAS No. 142.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Accordingly, the Company will adopt SFAS No. 161 in its interim period beginning January 1, 2009. The Company is currently evaluating the potential impact of adoption of SFAS No. 161 on its consolidated financial statement disclosures.

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

    2.    Restricted Cash:

Restricted cash consists primarily of customer advance payments held under bank guarantees until certain contractual requirements are met.

    3.    Marketable Securities:

Marketable securities consists of one million shares of common stock acquired in a sales transaction. The shares have not been registered under the Securities Act of 1933, as amended. The shares have registration rights requiring the registration with the SEC no later than 15 months after the date of the transaction. In originally valuing the stock, the Company took into consideration marketability discounts. The Company recognized $1.3 million in revenue on the transaction in fiscal 2008. As of the second quarter of fiscal 2008, the shares were subject to reporting under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). The shares are classified as Available-for-sale securities and are marked to market in OCI every quarter.

For individual securities defined as Available-for-sale, SFAS No. 115 requires the Company to determine whether any decline in the fair value of the security is Other-than-temporary. If a decline in the fair value of a security is determined to be Other-than-temporary then the cost basis of the security must be written down to the current fair value and the adjustment must be recorded as a component of earnings. Many factors go into the determination of whether a decline in value of a given security represents a temporary or Other-than-temporary loss. In the fourth quarter of fiscal 2008, based on general market conditions and company-specific factors, the Company concluded that the decline in value of the securities was Other-than-temporary and recorded a $900,000 loss in Other, net.

Marketable securities classified as Available-for-sale as of September 30, 2008 consist of the following (in thousands)

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Equity security	$380	$--	$--	$380

The Company did not hold any marketable securities as of September 30, 2007. There is no contractual maturity date for the equity investment held by the Company.

    4.    Inventories:

Inventories at September 30, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Parts and raw materials	$44,762	$44,441
Work-in-process	27,100	23,280
Finished goods	16,911	10,296

	$88,773	$78,017

    5.    Property, Plant and Equipment:

Property, plant and equipment at September 30, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Buildings and improvements	$32,463	$31,950
Machinery and equipment	48,712	46,926
Furniture, fixtures and leasehold improvements	11,682	10,534
Vehicles and aircraft	10,035	10,091

	102,892	99,501
Less accumulated depreciation and amortization	(60,430)	(55,237)

	42,462	44,264
Land and land improvements	7,447	4,884

	$49,909	$49,148

Depreciation expense was $10,265,000, $9,785,000 and $8,904,000 for fiscal 2008, 2007 and 2006, respectively.

    6.    Intangible Assets:

Amortization expense for intangible assets was $1,074,000, $936,000 and $811,000 for fiscal 2008, 2007 and 2006, respectively. Based primarily on patent rights granted and recorded at September 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Year Ending September 30,	Total
2009 2010 2011 2012 2013 Thereafter	$1,052 907 686 452 344 287

Accumulated amortization was $4,341,000 and $3,279,000 at September 30, 2008 and 2007, respectively.

    7.    Note Payable to Bank:

The Company has a $30 million Credit Agreement, renewable annually, with a bank with an expiration date of March 1, 2010. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 5.0% as of September 30, 2008, or at the Company’s option, LIBOR plus 2.25%, or 6.3% as of that date. The agreement requires monthly interest payments only, until March 1, 2010, when the then outstanding principal balance is due and payable in full. The original agreement provided for a non-utilization fee payable quarterly at a rate of 0.30% per annum on the average daily amount of the unused portion of the overall credit limit for each such year, and the amended agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth and a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio and a maximum borrowing limit based upon total accounts receivable. The Company was in compliance with its debt covenants as of September 30, 2008. At September 30, 2008, there was $3.2 million in advances outstanding on the agreement.

    8.    Long-Term Debt and Capital Leases:

Long-term debt and capital leases at September 30, 2008 and September 30, 2007 are summarized as follows (in thousands):

	2008	2007
Mortgage term note payable in monthly installments of
$23, including interest at a blended rate of 5.5%, maturing on
September 1, 2014. (A)	$1,328	$1,524
Mortgage term note payable in monthly installments of $49,
including interest at a blended rate of 3.81% up to January 2012 when it will change to $53, including interest at a blended rate of
6.81%, maturing on January 1, 2017. (B)	4,206	4,629
Mortgage term note payable to the Pennsylvania Industrial
Development Authority (PIDA) in monthly installments of $6,
including interest at 4.25%, maturing on December 1, 2008. (C)	12	78
Mortgage term note payable to Sovereign Bank in monthly
installments of $15, including interest at 4.5%, maturing
August 15, 2021. (D)	1,705	1,804
Mortgage term note payable to the Raiffeisenbank Hallein
in monthly installments of EUR 25,
including interest at 3.5%, maturing on March 5, 2016. (E)	2,748	3,093
Capital lease obligation payable in monthly installments
of EUR 3 including interest at 4.25% with an original
maturity date of June 1, 2008.	--	57
Mortgage term note payable to the Raiffeisenbank Hallein
in quarterly installments of EUR 14 plus interest at 5.75%,
maturing July 5, 2028. (F)	1,640	--

	11,639	11,185
Less current portion	1,222	1,158

	$10,417	$10,027

(A)	The mortgage term note payable is collateralized by a first lien deed of trust on the Kalispell office and manufacturing facility and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 80% of the financing with Bank of America providing the remaining 20%. The notes are personally guaranteed by Raymon F. Thompson, the Company’s Chairman and Chief Executive Officer.

(B)	The mortgage term note payable is collateralized by a first lien deed of trust on the manufacturing facility located at Birch Grove Road in Kalispell, Montana and by all fixtures and personal property of the Company necessary for the operation of the facility. The Montana State Board of Investments provided 75% of the financing with First Interstate Bank providing the remaining 25%.

(C)	The mortgage term note payable to PIDA is collateralized by a first lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides. The net book value of assets pledged under the agreement was $4.4 million at September 30, 2008 and $4.3 million at September 30, 2007.

(D)	The mortgage term note payable to Sovereign Bank for the expansion of the Rhetech, Inc. manufacturing facility is collateralized by a second lien upon the premises in Coopersburg, Pennsylvania by Lehigh County Industrial Development Authority and guaranteed by Semitool, Inc.

(E)	The mortgage term note payable to Raiffeisenbank Hallein is collateralized by a lien on the Salzburg, Austria premises.

(F)	The mortgage term note payable to Raiffeisenbank Hallein is collateralized by a second lien on the Salzburg, Austria premises. The loan agreement provides the option of converting the loan to a foreign currency. For loans converted to U.S. dollars, the interest rate is LIBOR, rounded to the nearest 1/8% + 0.875%. In September 2008, we converted the loan to U.S. dollars at an interest rate of 3.625% and are currently making payments of $50,000 per quarter with the intent of settling the loan in 2018.

Principal maturities for long-term debt at September 30, 2008, are summarized as follows (in thousands):

Year Ending September 30,	Notes Payable
2009	$1,222
2010	1,201
2011	1,248
2012	1,275
2013	1,327
Thereafter	5,366

$11,639

    9.    Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss consists of unrealized losses on cash flow hedges and foreign currency translation adjustments resulting from translating both Semitool Japan’s financial statements from the Japanese Yen and Semitool Austria’s financial statements from the Euro, to the U.S. dollar.

Accumulated other comprehensive loss at September 30, 2008 and 2007 consisted of the following components (in thousands):

	2008	2007
Unrealized loss on derivative instruments qualifying as cash flow hedges	$(160)	$(182)
Cumulative translation adjustments	(272)	(310)

	$(432)	$(492)

    10.   Employee Benefit and Stock-Based Compensation Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, U.S. employees may make voluntary contributions to the plan. Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation. Semitool may also make non-matching contributions to the plan. Total contribution cost for this plan was approximately $1.1 million, $1.1 million and $1.0 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Semitool Europe Ltd. maintains a defined contribution pension agreement. This pension agreement is open to all employees with more than three months of service. The employer and employee contributions are invested in each individual member’s personal pension plan. The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary. The total pension cost for this plan for the years ended September 30, 2008, 2007 and 2006 approximated $36,000, $40,000 and $38,000, respectively.

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

The total shares reserved for issuance under the 2007 Plan are 3,129,175 at September 30, 2008, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, stock appreciation rights and restricted stock awards. As of September 30, 2008, only stock options and restricted stock awards have been awarded under the 2007 Plan. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock are settled with newly issued common shares.

Stock-based compensation expense recognized under SFAS No. 123(R) during the fiscal years ending September 30, 2008, 2007 and 2006 was $1.8 million, $1.1 million and $1.4 million, respectively.

Stock Options

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

	2008	2007	2006
Expected stock price volatility	51.6%	51.6%	59.6%
Risk-free interest rate	4.4%	4.6%	4.6%
Dividend yield	0.0%	0.0%	0.0%
Expected life of options (in years)	5.1	5.1	5.2

The weighted average grant date fair values based on the Black-Scholes option pricing model for stock options granted in fiscal 2008, 2007 and 2006 were $4.77, $5.58 and $4.86 per share, respectively.

The following summary shows stock option activity for the three years ended September 30, 2008:

	2008		2007		2006
Stock Option Activity	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,779,750	$ 7.69	1,922,426	$ 7.53	1,983,305	$ 7.36
Granted	5,000	$ 9.49	62,000	$11.05	142,500	$ 8.78
Exercised	(354,719)	$ 5.81	(169,676)	$ 6.94	(192,004)	$ 6.64
Forfeited	(28,175)	$10.63	(35,000)	$ 8.65	(11,375)	$ 7.89

Outstanding, end of year	1,401,856	$ 8.11	1,779,750	$ 7.69	1,922,426	$ 7.53

Exercisable, end of year	1,102,081	$ 7.99	1,246,956	$ 7.52	1,167,366	$ 7.50

As of September 30, 2008, $1.2 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.1 years. The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2008 was 5.2 years and 4.6 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2008 was $1.2 million and $1.1 million, respectively. The total intrinsic value of stock options exercised during fiscal 2008, 2007 and 2006 was $968,000, $900,000 and $1.0 million, respectively.

The Company granted a total of 5,000 stock options during fiscal 2008 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair market value of these awards were $9.49 and $4.77, respectively.

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

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(In years)
$ 3.28 - $ 4.88	219,141	$ 4.18	4.1	216,541	$ 4.17
$ 6.95 - $ 10.27	972,090	$ 8.19	5.4	707,515	$ 8.17
$ 10.50 - $ 14.19	192,125	$11.31	5.5	159,525	$11.25
$ 15.88 - $ 19.25	18,500	$17.76	1.4	18,500	$17.76

	1,401,856	$ 8.11	5.2	1,102,081	$ 7.99

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes. As a result, the Company received tax benefits associated with those options of $235,000, $247,000 and $427,000 in fiscal 2008, 2007 and 2006, respectively, which were recorded as additional capital.

Restricted Stock Awards

A summary of the Company’s restricted stock activity for fiscal 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2007	12,250	$9.64
Restricted stock granted	271,700	$9.01
Restricted stock vested	(61,420)	$9.01
Restricted stock forfeited	(17,840)	$9.33

Nonvested at September 30, 2008	204,690	$9.02

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant. As of September 30, 2008, $1.4 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.7 years.

    11.   Downsizing Costs:

In April 2007, the Company announced and implemented a plan to align its cost structure with then current business activity levels. The cost reduction plan consisted primarily of a seven percent reduction in the Company’s worldwide work force, management pay cuts, mandatory leave and reduced overtime. One-time involuntary termination costs of $677,000 were reported as a separate component of operating expenses in the Company’s fiscal third quarter. All costs related to the downsizing plan have been fully incurred and paid. The Company’s downsizing costs and the amount remaining to be paid are summarized as follows (in thousands):

Year Ended September 30, 2007
Liability for one-time involuntary termination costs, beginning of period	$--
One-time involuntary termination costs incurred during the period	677
One-time involuntary termination costs paid during the period	(677)

Liability for one-time involuntary termination costs, end of period	$--

    12.   Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2008, 2007 and 2006 consists of the following (in thousands):

	2008	2007	2006
Federal:
Current	$1,901	$(1,083)	$4,977
Deferred	(256)	(1,689)	(1,863)
State:
Current	225	638	282
Deferred	(145)	(702)	(78)
Foreign:
Current	1,507	873	1,556
Deferred	(286)	71	(57)

	$2,946	$(1,892)	$4,817

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Domestic	$7,592	$(1,681)	$10,217
Foreign	1,391	5,020	4,436

	$8,983	$3,339	$14,653

The components of the deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Accrued warranty	$2,755	$2,223
Net operating loss carryforwards	280	255
Tax credit carryforwards	2,748	3,446
Deferred profit	3,166	2,770
Other accrued liabilities	1,817	1,509
Inventories	2,323	2,392
Equity compensation	587	419
Asset impairment	342	--
Other	157	287

Deferred tax assets	14,175	13,301

Deferred tax liabilities:
Depreciation and amortization	(3,023)	(2,828)
Other	--	9

Deferred tax liabilities	(3,023)	(2,837)

Net deferred tax asset	$11,152	$10,464

Semitool has net operating loss carryforwards of approximately $11 million in various states. The Company estimates the tax effect of these net operating losses to be approximately $222,000. The losses expire in fiscal years 2009 through 2024. Semitool has a Federal Research Credit carryforward in the State of Montana of approximately $852,000, which will expire by fiscal year 2024. Semitool has a Federal Research Credit carryforward of approximately $748,000 which will expire by fiscal year 2024. The Company also has an Alternative Minimum Tax credit carryforward of approximately $1.1 million that does not expire and a Foreign Tax Credit carryforward of approximately $80,000 which will expire by fiscal year 2019.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, were approximately $20.5 million at September 30, 2008. Such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

Semitool has concluded that based on its history of taxable income and other sources of future income, that it is more likely than not that all of the deferred tax assets will be realized and that no valuation allowance is necessary at this time.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Amount computed using the statutory rate	$3,144	$1,169	$5,129
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	(10)	(173)	228
Effect of foreign taxes/foreign exchange	309	(1,003)	(179)
Research and experimentation credit	(386)	(2,388)	(304)
Meals and entertainment and other permanent items	686	777	450
Extraterritorial income exclusion	--	(520)	(529)
Incentive stock options	272	222	204
Domestic production deduction	(262)	--	(155)
Subpart F income net of related foreign tax credit	(103)	20	152
Other, net	(704)	4	(179)

	$2,946	(1,892)	4,817

The Federal Research Credit (R&E Credit) expired on December 31, 2005. Because legislation extending the R&E Credit was not signed into law by September 30, 2006, one quarter of the full year R&E Credit was realized in fiscal year 2006. In fiscal 2007, the R&E Credit for the remaining three quarters from fiscal year 2006 was recognized in addition to the full year R&E Credit for fiscal year 2007. Additionally, one quarter of the R&E Credit was recognized in fiscal 2008 as the extension expired again on December 31, 2007. Legislation extending the R&E Credit again for calendar year 2008 was signed into law after September 30, 2008.

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

As a result of the implementation of FIN 48, the Company increased its estimate of net unrecognized tax benefits and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to beginning retained earnings. Total unrecognized tax benefits at October 1, 2007, if recognized, would impact the Company’s tax rate. The Company anticipates that the amount of unrecognized tax benefits could change in the next twelve months but does not expect those changes to have a significant impact on the results of operations or the financial position of the Company.

During fiscal 2008, the total amount of unrecognized tax benefits was as follows:

Year Ended September 30, 2008
(In thousands)
October 1, 2007 (after adoption of FIN 48)	$2,421
Prior year additions	25
Current year additions	197
Prior year reductions	(179)
Reductions due to lapse of statue of limitations	(241)

September 30, 2008	$2,223

As of September 30, 2008, the Company is potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007. In addition, the Company is potentially subject to state income tax examinations for fiscal tax years 2004 through 2007. Although they have not been assessed, under the guidance of FIN 48, the Company includes potential interest and penalties related to unrecognized tax benefits within its provision for taxes. As of the date of adoption of FIN 48, the Company had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits. The accrued potential interest and penalties related to unrecognized tax benefits decreased approximately $170,000 in the year ended September 30, 2008.

    13.   Related Party Transactions:

Semitool has agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, the Company’s chairman and chief executive officer, to lease aircraft and an aircraft hangar. Under these agreements, rent expense was approximately $2,389,200 for the year ended September 30, 2008, $2,839,200 for the year ended September 30, 2007 and $3,289,200 for the year ended September 30, 2006. The rental rate for fiscal 2009 is anticipated to be $199,100 per month for both the aircraft and the hangar; the lease terms are month-to-month.

    14.   Commitments and Contingencies:

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

Changes in the Company’s accrued warranty liability for fiscal 2008, 2007 and 2006, were as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Accrued warranty balance, beginning of year	$7,781	$7,368	$5,521
Accruals for new warranties issued during the year	11,298	9,238	11,919
Expirations and changes in estimates to pre-existing warranties	285	2,876	1,068
Warranty labor and materials provided during the year	(9,578)	(11,701)	(11,140)

Accrued warranty balance, end of year	$9,786	$7,781	$7,368

Operating Leases

The Company has various non-cancelable operating lease agreements for equipment and office space that expire through the year 2014. Total rent expense for the years ended September 30, 2008, 2007 and 2006, exclusive of amounts paid to a related party as described in Note 13, was approximately $1.9 million, $1.9 million and $1.8 million, respectively. The following table summarizes future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year as of September 30, 2008 (in thousands):

Year Ending September 30,	Total
2009	$1,327
2010	649
2011	226
2012	149
2013	117
Thereafter	4

$2,472

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

    15.   Shareholders’Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders. At September 30, 2008 and 2007, no preferred shares were outstanding.

    16.   Subsequent Event:

In November 2008, the Company took actions to align its cost structure with forecasted business activity levels. The cost reduction measures consist primarily of layoffs, management pay cuts, reduced sales commissions and overtime and a company-wide shutdown over the holidays. Severance costs will be reported as a separate component of operating expenses in the first quarter of fiscal 2009. The Company is continuing to evaluate cost-saving measures to further reduce its expenses.

    17.   Financial Instruments and Certain Concentrations:

The Company has estimated the fair value of its financial instruments including cash and cash equivalents, restricted cash, marketable securities, note payable to bank and long-term debt. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates are not necessarily indicative of what the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument at September 30, 2008 and 2007 for which it is practicable to estimate that value:

Cash and cash equivalents – The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Restricted cash – The carrying value of restricted cash approximates fair value due to the nature of the restricted cash.

Marketable securities – Marketable securities are marked-to-market to approximate fair value.

Note payable to bank – The carrying value of the note payable to bank approximates fair value due to the fact that the instrument bears a negotiated variable interest rate.

Long-term debt – The fair value of notes payable is based on the discounted value of expected cash flows using an estimated discount rate of 5.0% and 7.75% at September 30, 2008 and 2007, which the Company could currently obtain for debt with similar remaining maturities.

The estimated fair value of financial instruments at September 30, 2008 and 2007 consisted of the following (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,624	$11,624	$16,090	$16,090
Restricted cash	817	817	--	--
Marketable securities	380	380	--	--
Note payable to bank	3,215	3,215	--	--
Long-term debt	11,639	11,895	11,128	10,052

At September 30, 2008 and 2007, trade receivables of the Company were from companies in the semiconductor industry, and included approximately $60.6 million and $41.4 million, respectively, of foreign receivables. Accordingly, the Company is exposed to concentrations of credit risk. The Company routinely assesses the financial strength of its customers and generally requires no collateral to secure trade receivables. The Company may require advance payment or utilize irrevocable letters of credit to mitigate credit risk when considered appropriate.

    18.   Segments, Geographic Location and Major Customers:

The Company currently operates in one segment whose primary products perform wet processing. The Company’s current product offerings qualify for aggregation under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” as its products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

Seagate and Amkor accounted for 11.6% and 10.4%, respectively, of net sales in fiscal 2008. Advanced Micro Devices accounted for 23.8% and 13.8% of net sales in fiscal 2007 and 2006, respectively. Micron/IM Flash accounted for 10.2% of net sales in fiscal 2007.

Net sales information by geographic location based on shipment location for fiscal 2008, 2007 and 2006 is summarized as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Net sales, by customer location:
United States	$68,195	$80,646	$91,157
Germany	28,683	67,739	41,960
Europe, excluding Germany	26,455	16,790	24,731
Japan	19,474	16,488	16,563
Taiwan	54,591	15,812	26,672
Singapore	9,941	13,546	30,220
Korea	20,665	1,600	179
Asia other	10,600	2,599	11,736

	$238,604	$215,220	$243,218

Property, plant and equipment information by geographic location for fiscal 2008 and 2007 is summarized as follows (in thousands):

	Year Ended September 30,
	2008	2007
Property, plant and equipment, net:
United States	$37,818	$39,145
United Kingdom	3,901	4,055
Austria	7,423	5,189
Other countries	767	759

	$49,909	$49,148

    19.   Quarterly Financial Data (Unaudited):

For each quarter of fiscal 2008 and 2007 (in thousands, except for per share amounts):

	Year Ended September 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$48,592	$62,958	$66,973	$60,081
Gross profit	$24,172	$30,072	$32,102	$31,049
Net income (loss)	$(776)	$2,145	$3,434	$1,234
Earnings (loss) per basic share	$(0.02)	$0.07	$0.11	$0.04
Earnings (loss) per diluted share	$(0.02)	$0.07	$0.11	$0.04

	Year Ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$67,965	$53,474	$46,606	$47,175
Gross profit (1)	$32,765	$26,381	$22,109	$20,236
Net income (loss)	$5,693	$1,070	$(45)	$(1,487)
Earnings (loss) per basic share	$0.18	$0.03	$0.00	$(0.05)
Earnings (loss) per diluted share	$0.18	$0.03	$0.00	$(0.05)

(1) In the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Semitool, Inc.

We have audited the accompanying consolidated balance sheets of Semitool, Inc. (a Montana corporation) and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semitool, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semitool Inc.‘s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2008 expressed an unqualified opinion.

As discussed in Note 12 to the consolidated financial statements, on October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
December 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Semitool, Inc.

We have audited Semitool, Inc. (a Montana Corporation) and subsidiaries internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Semitool, Inc. and subsidiaries’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Semitool, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Semitool, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semitool, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity cash flows, and comprehensive income for each of the three years in the period ended September 30, 2008 and our report dated December 12, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
December 12, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Semitool conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting. The management of Semitool is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Semitool’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control —Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

(c)	Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information concerning our directors, our audit committee and our audit committee financial expert, is contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	For information with respect to executive officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(c)	The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required under this item is contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information concerning compensation of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plans
Equity compensation plans approved by
shareholders	1,401,856	$8.11	3,129,175

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions required under this item is contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information on principal accounting fees and services required under this item is contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders under the captions “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

The financial statements and reports of the independent registered public accounting firms listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets at September 30, 2008 and September 30, 2007

Consolidated Statements of Income for the Years Ended September 30, 2008, September 30, 2007 and September 30, 2006

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2008, September 30, 2007 and September 30, 2006

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, September 30, 2007 and September 30, 2006

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2008, September 30, 2007 and September 30, 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits:

(a)	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
3.1 3.8 3.9 3.2 (ii) 10.1 10.12 10.2/10.3 10.4 10.41 10.42 10.43 10.44 10.45 10.46 10.47 10.48 10.49 10.5 10.6 10.7 10.8 10.9 10.91 10.92 10.93 10.94 10.95
Restated Articles of Incorporation of the Company (1)
Amendment to the Restated Articles of Incorporation of the Company (2)
Correction to the Amendment of the Restated Articles of Incorporation of the Company (2)
Amended Bylaws of Semitool, Inc. (3)
Semitool, Inc. 2004 Stock Option Plan (3) *
Agreement between the Company and the Semitool European Companies (1)
Aircraft lease agreement, dated January 15, 2004, as amended by Amendment No 1, dated March 31,
  2004, between the Company and EAGLE I LLC (3)
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
Loan Agreement, dated May 17, 2005, between Raiffeisenbank Hallein and Semitool Austria, GmbH (7)
First Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company dated December 6, 2005 (8)
Executive Bonus Plan for Larry E. Murphy, President and Chief Operating Officer dated October 1, 2005 (9)
Loan Agreement, dated August 21, 2008, between Raiffeisenbank Hallein and Semitool Austria, GmbH
Supplemental Executive Health Plan dated February 15, 2006 (10)
Guaranty and Suretyship agreement dated August 15, 2006 (11)
Loan Agreement, dated August 15, 2006, between Sovereign Bank, Lehigh County Industrial Development
  Authority and Rhetech, Inc. (12)
Term Loan Agreement between First Interstate Bank and the Company dated December 29, 2006 (13)
Semitool 2007 Stock Incentive Plan (14)
Semitool 2007 Non-Qualified Stock Option Award Agreement (14)
Semitool 2007 Stock Option Award Agreement (14)
Semitool 2007 Restricted Stock Bonus Award Agreement (Non-Employee Directors) (14)
Semitool 2007 Restricted Stock Bonus Award Agreement (14)
Amendment No. 3, dated June 5, 2007, to Aircraft Lease Agreement, dated January 15, 2004, between Eagle I, LLC and Semitool, Inc. (15)

10.96 10.97 10.98 21.1 23.1 31.1 31.2 32.1 32.2	Second Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the
  Company dated September 1, 2007 (16)
Semitool 2007 Restricted Stock Unit Award Agreement (17)
Third Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the
  Company dated February 4, 2008 (18)
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
  Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the identically numbered exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2000.

(3)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2004.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2003.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2004.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2004.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2005.

(8)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report December 6, 2005.

(9)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, date of report October 1, 2005.

(10)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report February 15, 2006.

(11)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report August 15, 2006.

(12)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2006.

(13)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report December 29, 2006.

(14)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2007.

(15)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report June 5, 2007.

(16)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2007.

(17)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report December 31, 2007.

(18)	Incorporated herein by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2008.

* Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits. The Exhibits listed in Item 15(a)(3)(a) hereof are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2008	SEMITOOL, INC. By: /s/ Raymon F. Thompson —————————————————————— Raymon F. Thompson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Raymon F. Thompson
—————————————
Raymon F. Thompson

/s/Larry A. Viano
—————————————
Larry A. Viano

/s/Howard E. Bateman
—————————————
Howard E. Bateman

/s/Donald P. Baumann
—————————————
Donald P. Baumann

/s/Timothy C. Dodkin
—————————————
Timothy C. Dodkin

/s/Daniel J. Eigeman
—————————————
Daniel J. Eigeman

/s/Charles P. Grenier
—————————————
Charles P. Grenier

/s/Steven C. Stahlberg
—————————————
Steven C. Stahlberg

/s/Steven R. Thompson
—————————————
Steven R. Thompson

Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)

Director

Director

Director and Executive Vice President

Director

Director

Director

	Director	December 12, 2008 December 12, 2008 December 12, 2008 December 12, 2008 December 12, 2008 December 12, 2008 December 12, 2008 December 12, 2008 December 12, 2008

SEMITOOL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2008, 2007 and 2006
(Amounts in Thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended September 30, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$259	$--	$--	$--	$259
Inventory allowance	3,297	2,330	--	1,557	4,070
Year ended September 30, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	269	--	--	10	259
Inventory allowance	2,850	3,662	--	3,215	3,297
Year ended September 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	270	--	--	1	269
Inventory allowance	1,107	1,743	--	--	2,850