Form 10-Q
period 2008-12-31
SEMITOOL INC
filed 2009-02-06
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                          (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES      NO  X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of January 30, 2009 32,724,926

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008

Condensed Consolidated Statements of Operations for the three months ended December 31, 2008 and
   December 31, 2007

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and
   December 31, 2007

Condensed Consolidated Statements of Comprehensive Loss for the three months ended
   December 31, 2008 and December 31, 2007

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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,349	$11,624
Restricted cash	254	817
Marketable securities	70	380
Trade receivables, less allowance for doubtful accounts of $259 in both periods	46,558	73,695
Inventories	83,507	88,773
Prepaid expenses and other current assets	7,426	4,843
Deferred income taxes	16,702	14,175

Total current assets	180,866	194,307
Property, plant and equipment, net	48,743	49,909
Intangibles, less accumulated amortization of $4,613 and $4,341 in 2009 and 2008	7,450	7,861
Other assets, net	1,420	735

Total assets	$238,479	$252,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,100	$19,007
Line of credit	15,000	3,215
Accrued commissions	1,594	1,972
Accrued warranty	8,463	9,786
Accrued payroll and related benefits	5,604	8,033
Income taxes payable	--	2,601
Other accrued liabilities	4,611	3,294
Customer advances	1,532	1,936
Deferred profit	5,579	7,726
Long-term debt and capital leases, due within one year	1,138	1,222

Total current liabilities	51,621	58,792
Long-term debt and capital leases, due after one year	10,149	10,417
Deferred and long-term income taxes	5,349	5,246

Total liabilities	67,119	74,455

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,724,926 and 32,719,276 shares issued and outstanding in 2009 and 2008	87,593	87,293
Retained earnings	84,075	91,496
Accumulated other comprehensive loss	(308)	(432)

Total shareholders' equity	171,360	178,357

Total liabilities and shareholders' equity	$238,479	$252,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended December 31,
	2008	2007
Net sales	$33,066	$48,592
Cost of sales	18,905	24,420

Gross profit	14,161	24,172

Operating expenses:
Selling, general and administrative	18,463	18,696
Research and development	7,834	6,979
Downsizing costs	881	--

Total operating expenses	27,178	25,675

Loss from operations	(13,017)	(1,503)
Other income (loss), net	(373)	447

Loss before income taxes	(13,390)	(1,056)
Income tax benefit	(5,969)	(280)

Net loss	$(7,421)	$(776)

Loss per share:
Basic	$(0.23)	$(0.02)

Diluted	$(0.23)	$(0.02)

Weighted average common shares outstanding:
Basic	32,533	32,155

Diluted	32,533	32,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2008	2007
Operating activities:
Net loss	$(7,421)	$(776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposition of assets	264	109
Depreciation and amortization	3,086	2,694
Deferred income taxes	(2,634)	198
Stock-based compensation	300	699
Non-cash assets acquired in sales transactions	(972)	(1,280)
Change in:
Restricted cash	563	--
Trade receivables	26,959	(9,040)
Inventories	4,745	(5,224)
Prepaid expenses and other current assets	(2,173)	(1,751)
Other assets, net	(7)	41
Accounts payable	(10,999)	5,125
Accrued commissions	(390)	83
Accrued warranty	(1,341)	130
Accrued payroll and related benefits	(2,619)	789
Income taxes payable	(2,306)	1,597
Other accrued liabilities	1,314	66
Customer advances	(406)	1,054
Deferred profit	(2,131)	1,895

Net cash provided by (used in) operating activities	3,832	(3,591)

Investing activities:
Purchases of property, plant and equipment	(628)	(418)
Increases in intangible assets	(100)	(179)
Proceeds from sale of property, plant and equipment	--	10

Net cash used in investing activities	(728)	(587)

Financing activities:
Proceeds from exercise of stock options	--	773
Borrowings under line of credit and short-term debt	15,246	--
Repayments of line of credit and short-term debt	(3,461)	--
Repayments of long-term debt	(303)	(372)

Net cash provided by financing activities	11,482	401

Effect of exchange rate changes on cash and cash equivalents	139	76

Net increase (decrease) in cash and cash equivalents	14,725	(3,701)
Cash and cash equivalents at beginning of period	11,624	16,090

Cash and cash equivalents at end of period	$26,349	$12,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2008	2007
Net loss	$(7,421)	$(776)
Net loss on cash flow hedges	(482)	(162)
Unrealized loss on available-for-sale securities	(310)	--
Foreign currency translation adjustments	916	169

Total comprehensive loss	$(7,297)	$(769)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Semitool, Inc. (the Company) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended September 30, 2008 previously filed with the SEC on Form 10-K.

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

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, stock-based compensation, investments, intangible assets, income taxes, financing operations, warranty obligations, employee benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s condensed consolidated financial statements include the accounts of Semitool, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Semitool has only one reportable segment.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP No. FAS 140-4 and FIN 46(R)-8).  FSP No. FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  The Company is required to adopt FSP No. FAS 140-4 and FIN 46(R)-8 in the interim period ending after December 15, 2008. Accordingly, the Company will adopt FSP No. FAS 140-4 and FIN 46(R)-8 in the second quarter of fiscal 2009. The Company does not expect the adoption of FSP No. FAS 140-4 and FIN 46(R)-8 to materially impact its results of operations or financial condition.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statements of Financial Accounting Standards SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense, amortized on a straight-line basis, over the requisite service period of the individual grants, which generally equals the vesting period.

Total compensation cost recorded in the first quarter of fiscal 2009 and fiscal 2008, respectively, was $300,000 and $699,000 pre-tax, or $183,000 and $447,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods.

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

The total shares reserved for issuance under the 2007 Plan are 3,157,610 at December 31, 2008, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, stock appreciation rights and restricted stock awards. As of December 31, 2008, only stock options and restricted stock awards have been awarded under the 2007 Plan. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock are settled with newly issued common shares.

Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The following assumptions were used in the Black-Scholes model for the first quarter of fiscal 2008: expected stock price volatility of 51.6%; risk-free interest rate of 4.4%; and expected life of options of 5.1 years. There were no stock options granted in the first quarter of fiscal 2009.

The weighted average grant date fair value based on the Black-Scholes option pricing model for stock options granted in the first quarter of fiscal 2008 was $4.77 per share.

The following summary shows stock option activity for the first quarter of fiscal 2009:

	Number of Shares	Weighted- average Exercise Price Per Share
	(In thousands)
Outstanding at September 30, 2008	1,402	$8.11
Options granted	--	--
Options exercised	--	--
Options forfeited	(9)	8.22

Outstanding at December 31, 2008	1,393	$8.11

Exercisable at December 31, 2008	1,145	$8.00

As of December 31, 2008, $1.0 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.1 years. The weighted average remaining contractual term for options outstanding and exercisable at December 31, 2008 was 4.9 years and 4.5 years, respectively. All options outstanding at December 31, 2008 had no intrinsic value. The total intrinsic value of stock options exercised during the first quarter of fiscal 2008 was $346,000. There were no stock options exercised during the first quarter of fiscal 2009.

Restricted Stock Awards

A summary of the Company’s restricted stock activity for the first quarter of fiscal 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at September 30, 2008	205	$9.02
Restricted stock granted	2	5.12
Restricted stock vested	(47)	9.05
Nonvested restricted stock forfeited	(5)	9.11

Nonvested at December 31, 2008	155	$8.96

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant. As of December 31, 2008, $1.2 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.6 years.

Computation of Loss Per Share

The computation of basic and diluted loss per share is based on the following (in thousands):

	Three Months Ended
	December 31, 2008	December 31, 2007
Numerator:
Net loss used for basic and
diluted loss per share	$(7,421)	$(776)

Denominator:
Weighted average common shares used for
basic loss per share	32,533	32,155
Effect of dilutive stock options	--	--

Denominator for diluted loss per share	32,533	32,155

Diluted loss per share excludes the effects of antidilutive stock options of 1,393,331 and 1,650,140 for the three months ended December 31, 2008 and 2007, respectively.

Note 2.  Restricted Cash

Restricted cash consists primarily of $254,000 in customer advance payments held under a bank guarantee until certain contractual requirements are met.

Note 3.  Financial Instruments

Effective October 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157 “Fair Value Measurements” (SFAS No. 157), which establishes specific criteria for the fair value measurements of financial and non-financial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157", which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to non-financial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a significant effect on the Company’s condensed consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

        Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

        Level 2 — Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

        Level 3 — Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures quarterly and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between different levels to be rare.

The Company measures its cash equivalents, marketable equity securities and foreign currency forward contracts at fair value. Cash equivalents, marketable securities and forward contracts are primarily classified within Level 1 or Level 2 because they are valued primarily using quoted market prices, alternative pricing sources or models utilizing market observable inputs as provided to the Company by its brokers. Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008:

	Fair Value Measurement at Reporting Date Using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Money market funds (1)	$1,348	$--	$1,348
Certificates of deposit (1)	33	--	33
Marketable equity securities (2)	70	--	70
Foreign currency forward contracts (3)	--	(688)	(688)

Total	$1,451	$(688)	$763

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in marketable securities on the Company’s condensed consolidated balance sheet.
(3)	Included in other current liabilities on the Company’s condensed consolidated balance sheet.

Marketable securities consists of 1 million shares of common stock acquired in a sales transaction. The shares have not been registered under the Securities Act of 1933, as amended. The shares have registration rights attached to them which require registration with the SEC no later than 15 months after the date of the transaction.

The marketable equity security described in the preceding paragraph is classified as Available-for-sale. Unrealized gains or losses on the security, recorded in Other Comprehensive Income (OCI), are as follows (in thousands):

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2008	$380	$--	$310	$70
September 30, 2008	380	--	--	380

There is no contractual maturity date for the equity investment held by the Company.

Note 4.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	December 31, 2008	September 30, 2008
Parts and raw materials	$44,071	$44,762
Work-in-process	24,000	27,100
Finished goods	15,436	16,911

	$83,507	$88,773

For the three months ended December 31, 2008 and 2007, a net $1,106,000 and $690,000 of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 5.  Note Payable to Bank

The Company has a $30 million Credit Agreement, renewable annually, with Wells Fargo Trade Bank with an expiration date of March 1, 2010. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 3.25% as of September 30, 2008, or at the Company’s option, LIBOR plus 2.25%, or 3.68% as of that date. The agreement requires monthly interest payments only, until March 1, 2010, when the then outstanding principal balance is due and payable in full. The agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth and a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio and a maximum borrowing limit based upon total accounts receivable. At December 31, 2008, there was $15.0 million in advances outstanding under the agreement.

On January 23, 2009, a customer filed an insolvency petition in a German court. Because of the insolvency, the Company wrote down a $3.5 million receivable as required by accounting principles generally accepted in the United States of America and as a result, the Company was not in compliance with the Funded Debt to EBITDA covenant as of December 31, 2008. The covenant requires a 2:1 Funded Debt to EBITDA ratio and the ratio as of that date was 2.6:1. We are working with the bank to resolve the non-compliance, but have no assurances that the bank will waive the non-compliance or modify the covenants to allow us continued access to the credit line including the amounts already drawn. Pursuant to the terms of the facility, the bank has the right to notify us that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan. The bank has not provided us with any notice of default. In the event the bank provided a notice of default, we would have twenty calendar days to cure the default.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended
	December 31, 2008	December 31, 2007
Accrued warranty balance, beginning of period	$9,786	$7,781
Accruals for new warranties issued during the period	1,460	2,083
Expirations and changes in estimates to pre-existing warranties	(1,008)	(126)
Warranty labor and materials provided during the period	(1,775)	(1,820)

Accrued warranty balance, end of period	$8,463	$7,918

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

Note 8.  Income Taxes

The Company’s estimated effective tax rate is 39% for the three months ended December 31, 2008 as compared to an estimated effective tax rate of 36% for the three months ended December 31, 2007. The Company’s fiscal year 2009 tax rate is higher than in fiscal 2008 due to the extension of the federal research credit during the quarter.

The first quarter of fiscal year 2009 also included a benefit of $1.0 million related to the extension of the federal research credit as it pertains to fiscal year 2008. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2008; therefore the Company was unable to recognize the federal research credit in the last three quarters of fiscal 2008. This benefit was partially offset by the quarterly FIN 48 adjustment.

Note 9.  Downsizing Costs

In November 2008, the Company announced and implemented a plan to align its cost structure with forecasted business activity levels. The cost reduction plan consisted primarily of an approximate 12% reduction in the Company’s worldwide work force, management pay cuts, reduced overtime and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $881,000 are reported as a separate component of operating expenses in the Company’s first fiscal quarter. All costs related to the downsizing plan have been fully incurred. The Company’s downsizing costs and the amount remaining to be paid is summarized as follows (in thousands):

Three Months Ended December 31, 2008
Liability for one-time involuntary termination costs, beginning of period	$--
One-time involuntary termination costs incurred during the period	881
One-time involuntary termination costs paid during the period	700

Liability for one-time involuntary termination costs, end of period	$181

As a result of the cost reduction plan, the Company realized savings of approximately $5.7 million, net of downsizing costs, in the first quarter of fiscal 2009 and expects ongoing savings of $6 million per quarter.

In response to customer push-outs of tool deliveries and a revised business activity level forecast, the Company announced additional reductions in the worldwide work force, company-wide pay cuts, mandatory paid time off and reduced working hours for hourly employees in January 2009. The Company anticipates one-time involuntary termination costs of $1.6 million which the Company expects will be fully incurred in the second quarter of fiscal 2009. The Company expects incremental ongoing savings from the January restructuring to be approximately $9 million for a total ongoing quarterly savings of approximately $15 million.

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
  the ability to finance activities;
  our expected effective tax rate;
  accounting policies and estimates; and
  effects of new accounting standards.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. The risks, uncertainties and other important factors that may cause our results to differ materially from those projected in such forward-looking statements are detailed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008. We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three month period ended December 31, 2008.

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

Our results of operations in the first quarter of fiscal 2009 were impacted by the weakening global economy. Many of our customers slowed their capital spending with the onset of the credit crisis and the resulting uncertainty in the worldwide economy. Customers have delayed capital expenditures decisions and also pushed out delivery dates for tools already ordered. Our results of operations were also impacted by the announcement that a customer owing approximately $3.5 million filed for insolvency in a German court in late January 2009.

In response to the challenges facing us as result of the crisis in the global economy, we announced and implemented cost reduction plans in both November 2008 and January 2009 in an effort to address customer push-outs of deliveries and realign our cost structure with forecasted business activity levels. The cost reduction plan in the first quarter consisted primarily of a 12% reduction in our worldwide work force, management pay cuts, reduced overtime and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $881,000 were reported as a separate component of operating expenses in our fiscal 2009 first quarter. We realized savings of approximately $5.7 million, net of downsizing costs from these actions. We implemented similar measures in the second quarter by reducing our world wide workforce by an additional 26%, increasing and extending the pay cuts to all salaried employees, reducing the work week for our hourly employees and requiring mandatory leave. We estimate additional downsizing costs of $1.6 million will be reported in the second quarter of fiscal 2009 and expect ongoing quarterly savings of approximately $15 million from the combination of these actions. We have lowered our breakeven point by approximately $100 million annually since the end of fiscal 2008. In the current business climate, visibility as to future results is extremely difficult to forecast.

A summary of key factors which impacted our financial performance during the first quarter includes:

  First quarter fiscal 2009 bookings were $22.1 million, down from $63.8 million in the first quarter of fiscal 2008.

  Shipments in the first quarter of fiscal 2009 were $31.7 million as compared with $50.5 million in the first quarter of fiscal 2008.

  Net loss was $7.4 million on revenues of $33.1 million as compared with a net loss of $776,000 on revenues of $48.6 million during the first quarter of fiscal 2008.

  Our gross margin was 42.8% of net sales as compared with a gross margin of 49.7% of net sales in the first quarter of fiscal 2008.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended
	December 31, 2008	December 31, 2007
Net sales	100.0%	100.0%
Cost of sales	57.2%	50.3%

Gross profit	42.8%	49.7%
Operating expenses:
Selling, general and administrative	55.8%	38.5%
Research and development	23.7%	14.3%
Downsizing costs	2.7%	--%
Total operating expenses	82.2%	52.8%

Loss from operations	(39.4)%	(3.1)%
Other income (loss), net	(1.1)%	0.9%

Loss before income taxes	(40.5)%	(2.2)%
Income tax benefit	(18.1)%	(0.6)%

Net loss	(22.4)%	(1.6)%

First Quarter of Fiscal 2009 Compared with First Quarter of Fiscal 2008

Net Sales

	Three Months Ended
	December 31, 2008	December 31, 2007
	(In thousands)
Net sales	$33,066	$48,592

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

Net sales decreased $15.5 million, or approximately 32%, in the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008. Fiscal 2009 revenues were significantly impacted by the current worldwide economic crisis which has resulted in customers delaying orders and also pushing out delivery dates for tools already ordered and scheduled for delivery. Most Raider revenues in the first quarter of fiscal 2009 were related to wafer-level packaging applications, including through-silicon via. Raider sales for cleaning applications, primarily related to capacity purchases, declined the most sharply. In the year-to-date comparable periods, revenue from tool shipments declined approximately 45% and revenue from tool acceptances improved approximately 92%.

Geographically, our sales mix year-to-date was weighted toward North America and Europe with Asian sales declining as the major foundries placed their capital spending budgets on hold.

Gross Profit

	Three Months Ended
	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Gross profit	$14,161	$24,172
Gross margin percentage	42.8%	49.7%

Gross profit decreased by $10.0 million or 41.4% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.

Gross profit decreased in absolute dollars because of lower sales volumes. Our gross margin declined 6.9 percentage points from the first quarter of fiscal 2008 primarily due to a higher than normal level of under-absorbed overhead costs because of under-utilized plant capacity during the quarter and increased inventory reserves taken in response to the worldwide economic slowdown. These increases were partially offset by improved spare parts and service margins. Tool gross margins were flat as compared with the first quarter of fiscal 2008.

Selling, General and Administrative

	Three Months Ended
	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Selling, general and administrative	$18,463	$18,696
Percentage of net sales	55.8%	38.5%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. In the first quarter of fiscal 2009, SG&A expenses were essentially flat as compared with the first quarter of fiscal 2008.

Employment costs decreased approximately $1.7 million or 16% in the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008 as a result of our cost reduction program. Because of lower business volumes and product mix, commission expense declined approximately 49%. Travel and professional fees also decreased in the quarterly comparison. These gains were offset by the $3.5 million write down of a customer receivable related to an announcement that the customer had filed for insolvency in a German court on January 23, 2009.

Research and Development

	Three Months Ended
	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Research and development	$7,834	$6,979
Percentage of net sales	23.7%	14.3%

Research and Development (R&D) expense consists of employment costs, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In the first quarter of fiscal 2009, R&D expense increased approximately $855,000 as compared to the first quarter of fiscal 2008.

The primary driver of the increase in R&D expense was prototype expense which increased 66% over first quarter fiscal 2008 levels related to one-time charges for developmental tools. Depreciation expense increased by approximately $500,000 as we replaced older technology tools in our demonstration laboratories with new technology tools in order to support our customers’ development efforts. Other expenses increased because of developmental work being completed at our Austrian facility to optimize certain batch tool lines for our European customers. Employment costs decreased approximately 21% in the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008 as a result of our cost reduction plan. We continued to work on a number of leading edge projects including ongoing development of porous silicon for the solar and other industries.

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

Downsizing Costs

	Three Months Ended
	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Downsizing costs	$881	$--
Percentage of net sales	2.7%	--%

In November 2008, we announced and implemented a plan to align our cost structure with then current business activity levels. The cost reduction plan consisted primarily of a 12% reduction in our worldwide work force, management pay cuts, reduced overtime and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $881,000 were reported as a separate component of operating expenses in our fiscal 2009 first quarter. All costs related to the downsizing plan were fully incurred in the first quarter of fiscal 2009.

Our fiscal 2009 first quarter operating results included savings of approximately $5.7 million, net of downsizing costs, as employment, travel, and general business expenses declined from fourth quarter fiscal 2008 levels in response to our cost reduction plan

Other Income, Net

	Three Months Ended
	December 31, 2008	December 31, 2007
	(In thousands)
Interest income	$39	$96
Interest expense	(121)	(111)
Foreign exchange gain (loss)	(376)	278
Other	85	184

Total other income (expense), net	$(373)	$447

Net other income, expense decreased $820,000 to a net other expense of $373,000 in the first quarter of fiscal 2009 as compared with a net other income of $447,000 in the first quarter of fiscal 2008. Foreign exchange gain/loss decreased $654,000 to a $376,000 expense primarily related fluctuations in the Yen to U.S. Dollar exchange rate.

Income Taxes

	Three Months Ended
	December 31, 2008	December 31, 2007
	(In thousands)
Income tax benefit	$(5,969)	$(280)

Our estimated effective tax rate is 39% for the three months ended December 31, 2008 as compared to an estimated effective tax rate of 36% for the three months ended December 31, 2007. Our fiscal year 2009 tax rate is higher than in fiscal 2008 due to the extension of the federal research credit during the quarter.

The first quarter of fiscal year 2009 also included a benefit of $1.0 million related to the extension of the federal research credit as it pertains to fiscal year 2008. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2008; therefore the Company was unable to recognize the federal research credit for the last three quarters of fiscal 2008. This benefit was partially offset by the quarterly FIN 48 adjustment.

Backlog and Deferred Revenue

	December 31, 2008	December 31, 2007
	(Dollars in millions)
Backlog	$44.9	$73.6
Percentage change in backlog year-over-year	(39.0)%	15.0%
Deferred revenue	$12.2	$17.3
Percentage change in deferred revenue year-over-year	(29.5)%	66.3%

Approximately 83% of our current backlog is for Raider tools. Deferred revenue decreased $5.1 million at December 31, 2008 as compared with December 31, 2007. Current revenue deferrals include all or a part of 29 Raiders as compared with 27 Raiders at December 31, 2007. The fiscal 2009 figure includes a higher percentage of Raiders that represented shipments of new tools or to new customer environments requiring full deferral of revenue on those tools. The installation component of deferred revenue decreased because we have been able to negotiate 100% net payments terms.

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

Deferred profit included in our current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog. The components of deferred profit are as follows:

	December 31, 2008	September 30, 2008
	(In thousands)
Deferred revenue	$12,194	$13,570
Deferred cost of sales - manufacturing costs	(5,250)	(4,605)
Deferred cost of sales - warranty and installation costs	(1,242)	(1,125)
Deferred SG&A expense - commissions	(123)	(114)

Deferred profit	$5,579	$7,726

Stock-Based Compensation

Effective the beginning of fiscal 2006, we adopted Statements of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. We have issued both restricted stock awards and stock options. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics that differ from those of publicly traded options.

Total compensation cost for all award types recorded in the first quarter of fiscal 2009 and fiscal 2008 was $300,000 and $699,000, respectively, or $183,000 and $447,000 after tax, respectively, in each period, an impact of approximately $0.01 per basic and diluted share in both periods.

Liquidity and Capital Resources

Cash provided by operating activities was $3.8 million in the first quarter of fiscal 2009. Trade receivables and inventory provided a combined $31.7 million in cash during the first quarter. We collected a net $27.0 million in outstanding receivables and our inventories declined $4.7 million. Accounts payable declined $11.0 million as we continued our regular pay down of payables while also slowing our inventory purchases, including a three-week facilities shutdown in December 2008. Net loss and non-cash operating activities, including depreciation and stock-based compensation expense totaled $7.4 million. Accrued payroll and related benefits decreased $2.6 million as result of our cost reduction measures while income taxes payable decreased $2.3 million as a result of the net loss.

Investing activities in the first quarter of fiscal 2009 included $628,000 in purchases of factory equipment and other property. We invested an additional $1.1 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net amount of $100,000 in our patent portfolio.

Financing activities in the first quarter of fiscal 2009 provided cash of $11.5 million including a net $11.8 million draw on our revolving line of credit which was partially offset by repayments on long-term debt of $303,000.

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

As of December 31, 2008, our principal sources of liquidity consisted of approximately $26.3 million of cash and cash equivalents, including a $15.0 million draw on our $30.0 million revolving line of credit. The credit facility is with Wells Fargo Trade Bank and bears interest at the bank’s prime lending rate, 3.25% as of December 31, 2008, or at our option, LIBOR plus 2.25%, or 3.68% as of that date. During the second quarter of fiscal 2008, we amended the credit agreement with Wells Fargo, extending the expiration date of the credit facility and redefining two of the financial covenants. The revolving credit line now expires on March 1, 2010. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial covenants. If we were to default on the credit agreement, the bank could accelerate payment of any advances outstanding under the credit agreement. In addition, the availability of funds requires compliance with certain financial covenants, including a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio, and a maximum borrowing limit based on trade receivables.

On January 23, 2009, a customer filed an insolvency petition in a German court. Because of the insolvency, we wrote down a $3.5 million receivable as required by accounting principles generally accepted in the United States of America and as a result, we were not in compliance with the Funded Debt to EBITDA covenant as of December 31, 2008. The covenant requires a 2:1 Funded Debt to EBITDA ratio and the ratio as of that date was 2.6:1. We are working with the bank to resolve the non-compliance, but have no assurances that the bank will waive the non-compliance or modify the covenants to allow us continued access to the credit line including the amounts already drawn. Pursuant to the terms of the facility, the bank has the right to notify us that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan. The bank has not provided us with any notice of default. In the event the bank provided a notice of default, we would have twenty calendar days to cure the default.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations and amounts available under our credit facility to meet operating expenses and planned capital expenditures through fiscal 2009 and into the foreseeable future. These assumptions are based on the continued access to the Wells Fargo credit facility and the non-acceleration of that facility. Historically we have generated sufficient funds from operations during industry downturns to meet our liquidity needs and expect the same during this downturn. To the extent that timing of the collection of trade receivables does not meet our cash outflow requirements, we could require access to the credit facility with Wells Fargo Trade Bank or a credit facility with another bank or other financial instruments available to us. We estimate capital expenditures will be between $1.0 million and $3.0 million during the next twelve months, most of which will come from our inventory and thus, not require additional cash outlays. If additional financial resources are required in the future, we may need to issue additional common stock or other financial instruments whichever management deems advisable. There can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, warranty obligations, bad debts, investments, intangible assets, income taxes, stock-based compensation, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no changes to our critical accounting policies and estimates in the first quarter of fiscal 2009 other than our adoption of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS NO. 159). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. As allowed by FSP SFAS No. 157-2, we elected to delay the adoption of SFAS No. 157 for non-financial assets for one year. The adoption of this statement did not impact our consolidated results of operations and financial condition, but did impact our disclosures.

We adopted SFAS No. 159, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of December 31, 2008, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2008.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP No. FAS 140-4 and FIN 46(R)-8).  FSP No. FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  We are required to adopt FSP No. FAS 140-4 and FIN 46(R)-8 in the interim period ending after December 15, 2008. Accordingly, we adopted FSP No. FAS 140-4 and FIN 46(R)-8 in the first quarter of fiscal 2009. The adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not materially impact ours results of operations or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of December 31, 2008, we had approximately $11.3 million in long-term debt and $15.0 million in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. Our short-term debt bears interest at the bank’s prime lending rate, 3.25% as of December 31, 2008, or at our option, LIBOR plus 2.25%, or 3.68% as of that date. We believe that a 10% change in the long-term or the short-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At December 31, 2008, we held forward contracts to sell Japanese Yen with a total face value of $3.5 million and a total market value of $4.2 million and a total unrealized future loss of approximately $700,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008.

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

Date: February 6, 2009	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)