Form 10-Q
period 2009-03-31
SEMITOOL INC
filed 2009-05-07
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                          (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES       NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES     NO X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of April 30, 2009 32,727,426

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 4. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 and September 30, 2008

Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2009 and
    March 31, 2008

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and
    March 31, 2008

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended
    March 31, 2009 and March 31, 2008

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

Submission of Matters to a Vote of Security Holders

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,645	$11,624
Restricted cash	607	817
Marketable securities	140	380
Trade receivables, less allowance for doubtful accounts of $259 in both periods	33,000	73,695
Inventories	82,157	88,773
Prepaid expenses and other current assets	7,005	4,843
Deferred income taxes	19,477	14,175

Total current assets	173,031	194,307
Property, plant and equipment, net	46,332	49,909
Intangibles, less accumulated amortization of $4,879 and $4,341 in 2009 and 2008	7,056	7,861
Other assets, net	1,353	735

Total assets	$227,772	$252,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,997	$19,007
Line of credit	15,000	3,215
Accrued commissions	1,132	1,972
Accrued warranty	7,643	9,786
Accrued payroll and related benefits	5,172	8,033
Income taxes payable	--	2,601
Other accrued liabilities	2,630	3,294
Customer advances	5,997	1,936
Deferred profit	1,951	7,726
Long-term debt and capital leases, due within one year	1,118	1,222

Total current liabilities	46,640	58,792
Long-term debt and capital leases, due after one year	9,743	10,417
Deferred and long-term income taxes	4,794	5,246

Total liabilities	61,177	74,455

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,727,426 and 32,719,276 shares issued and outstanding in 2009 and 2008	87,870	87,293
Retained earnings	79,470	91,496
Accumulated other comprehensive loss	(745)	(432)

Total shareholders' equity	166,595	178,357

Total liabilities and shareholders' equity	$227,772	$252,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$27,158	$62,958	$60,224	$111,550
Cost of sales	16,467	32,886	35,372	57,306

Gross profit	10,691	30,072	24,852	54,244

Operating expenses:
Selling, general and administrative	10,715	20,070	29,178	38,766
Research and development	6,343	6,947	14,177	13,926
Downsizing costs	1,531	--	2,412	--

Total operating expenses	18,589	27,017	45,767	52,692

Income (loss) from operations	(7,898)	3,055	(20,915)	1,552
Other income (expense), net	(12)	459	(385)	906

Income (loss) before income taxes	(7,910)	3,514	(21,300)	2,458
Income tax provision (benefit)	(3,305)	1,369	(9,274)	1,089

Net Income (loss)	$(4,605)	$2,145	$(12,026)	$1,369

Earnings (loss) per share:
Basic	$(0.14)	$0.07	$(0.37)	$0.04

Diluted	$(0.14)	$0.07	$(0.37)	$0.04

Weighted average common shares outstanding:
Basic	32,559	32,300	32,546	32,227

Diluted	32,559	32,481	32,546	32,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(12,026)	$1,369
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Loss on disposition of assets	698	233
Depreciation and amortization	5,972	5,530
Deferred income taxes	(5,676)	46
Stock-based compensation	576	1,054
Non-cash assets acquired in sales transactions	(1,382)	(1,280)
Change in:
Restricted cash	210	(696)
Trade receivables	40,712	(25,115)
Inventories	5,056	(10,274)
Prepaid expenses and other current assets	(1,415)	(103)
Other assets, net	43	28
Accounts payable	(13,114)	5,667
Accrued commissions	(844)	243
Accrued warranty	(2,129)	631
Accrued payroll and related benefits	(2,921)	901
Income taxes payable	(2,644)	1,681
Other accrued liabilities	(659)	143
Customer advances	4,076	3,557
Deferred profit	(5,769)	3,621

Net cash provided by (used in) operating activities	8,764	(12,764)

Investing activities:
Purchases of property, plant and equipment	(626)	(942)
Increases in intangible assets	(391)	(349)
Proceeds from sale of property, plant and equipment	--	9

Net cash used in investing activities	(1,017)	(1,282)

Financing activities:
Proceeds from exercise of stock options	--	1,493
Borrowings under line of credit and short-term debt	15,246	11,961
Repayments of line of credit and short-term debt	(3,461)	(2,961)
Repayments of long-term debt	(527)	(927)

Net cash provided by financing activities	11,258	9,566

Effect of exchange rate changes on cash and cash equivalents	16	283

Net increase (decrease) in cash and cash equivalents	19,021	(4,197)
Cash and cash equivalents at beginning of period	11,624	16,090

Cash and cash equivalents at end of period	$30,645	$11,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(4,605)	$2,145	$(12,026)	$1,369
Net gain (loss) on cash flow hedges	327	(139)	(155)	(301)
Unrealized gain (loss) on available-for-sale securities	310	(900)	--	(900)
Foreign currency translation adjustments	(1,074)	176	(158)	345

Total comprehensive income (loss)	$(5,042)	$1,282	$(12,339)	$513

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to adopt FSP FAS 141(R)-1 in the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt FSP FAS 141(R)-1 in fiscal 2010. FSP FAS 141(R)-1 will only impact the Company if it is involved in a business combination.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion on changes in valuation techniques. The Company is required to adopt FSP FAS 157-4 in the third quarter of fiscal 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. Accordingly, the Company will adopt FSP FAS 157-4 in the quarter ending June 30, 2009. The Company does not expect the adoption of this FSP to have a material impact on its results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The Company is required to adopt FSP FAS 107-1 in interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures for periods ending after initial adoption. Accordingly, the Company will adopt FSP FAS 107-1 in the period ending June 30, 2009. The Company does not expect the adoption of this FSP to have a material impact on its disclosures.

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (Codification) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (GAAP), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8). FSP FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. The Company is required to adopt FSP FAS 140-4 and FIN 46(R)-8 in the interim period ending after December 15, 2008. Accordingly, the Company adopted FSP FAS 140-4 and FIN 46(R)-8 in the second quarter of fiscal 2009. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact the Company’s disclosures.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense, amortized on a straight-line basis, over the requisite service period of the individual grants, which generally equals the vesting period.

Total compensation cost recorded in the second quarter of fiscal 2009 and fiscal 2008, respectively, was $276,000 and $355,000 pre-tax, or $168,000 and $228,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first six months of fiscal 2009 and fiscal 2008, respectively, was $576,000 and $1.1 million pre-tax, or $351,000 and $675,000 after tax, an impact of approximately $0.01 and $0.02 per basic and diluted share.

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

The total shares reserved for issuance under the 2007 Plan are 3,185,555 at March 31, 2009, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, stock appreciation rights and restricted stock awards. As of March 31, 2009, only stock options and restricted stock awards have been awarded under the 2007 Plan. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock are settled with newly issued common shares.

Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The following assumptions were used in the Black-Scholes model for the six-month period ending March 31, 2008: expected stock price volatility of 51.6%; risk-free interest rate of 4.4%; and expected life of options of 5.1 years. There were no stock options granted in the six-month period ending March 31, 2009.

The weighted average grant date fair value based on the Black-Scholes option pricing model for stock options granted in the first six months of fiscal 2008 was $4.77 per share. The closing market price of the common stock on March 31, 2009 was $2.78 per share. There were no stock options granted in the second quarter of fiscal 2008.

The following summary shows stock option activity for the first half of fiscal 2009:

	Number of Shares	Weighted- average Exercise Price Per Share
	(In thousands)
Outstanding at September 30, 2008	1,402	$8.11
Options granted	--	--
Options exercised	--	--
Options forfeited	(63)	6.85

Outstanding at March 31, 2009	1,339	$8.17

Exercisable at March 31, 2009	1,143	$8.10

As of March 31, 2009, $762,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.0 years. The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2009 was 4.7 years and 4.4 years, respectively. All options outstanding at March 31, 2009 had no intrinsic value. The total intrinsic value of stock options exercised during the second quarter and the first six months of fiscal 2008 was $128,000 and $474,000, respectively. There were no stock options exercised during the first half of fiscal 2009.

Restricted Stock Awards

A summary of the Company’s restricted stock activity for the first half of fiscal 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at September 30, 2008	205	$9.02
Restricted stock granted	4	3.34
Restricted stock vested	(48)	9.01
Nonvested restricted stock forfeited	(11)	9.12

Nonvested at March 31, 2009	150	$8.85

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant. As of March 31, 2009, $1.0 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.5 years.

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Numerator:
Net income (loss) used for basic and
diluted earnings (loss) per share	$(4,605)	$2,145	$(12,026)	$1,369

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	32,559	32,300	32,546	32,227
Effect of dilutive stock options	--	181	--	218

Denominator for diluted earnings (loss) per share	32,559	32,481	32,546	32,445

Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 1,368,671 and 1,008,281 for the three months ended March 31, 2009 and 2008, respectively, and 1,369,208 and 977,993 for the six months ended March 31, 2009 and 2008, respectively.

Note 2.  Restricted Cash

Restricted cash at March 31, 2009 consists primarily of customer advance payments held under a bank guarantee until certain contractual requirements are met.

Note 3.  Financial Instruments

Effective October 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes specific criteria for the fair value measurements of financial and non-financial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157", which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to non-financial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a significant effect on the Company’s condensed consolidated financial statements.

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

The Company measures its cash equivalents, marketable equity securities and foreign currency forward contracts at fair value. Cash equivalents, marketable securities and forward contracts are primarily classified within Level 1 or Level 2 because they are valued primarily using quoted market prices, alternative pricing sources or models utilizing market observable inputs as provided to the Company by its brokers for foreign currency forward contracts. The quotes used for valuing the forward contracts are non-binding on the broker providing the quote. Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

	Fair Value Measurement at Reporting Date Using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Certificates of deposit (1)	$36	$--	$36
Marketable equity securities (2)	140	--	140
Foreign currency forward contracts (3)	--	(315)	(315)

Total	$176	$(315)	$(139)

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in marketable securities on the Company’s condensed consolidated balance sheet.
(3)	Included in other current liabilities on the Company’s condensed consolidated balance sheet.

Marketable securities consists of 1 million shares of common stock acquired in a sales transaction. The shares have not been registered under the Securities Act of 1933, as amended. In the second quarter of fiscal 2009, the Company waived its registration rights in exchange for the removal of a non-compete clause in the original sales agreement.

The marketable equity security described in the preceding paragraph is classified as Available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 requires that unrealized gains or losses in the security are recorded in Accumulated other comprehensive income (OCI), unless the Company determines that a decline in the fair value of the security is Other-than-temporary. If a decline in the fair value of a security is determined to be Other-than-temporary, then the cost basis of the security must be written down to the current fair value and the adjustment must be recorded as a component of earnings. Many factors go into the determination of whether a decline in value of a given security represents a temporary or Other-than-temporary loss. In the second quarter of fiscal 2009, the Company concluded that the decline in value of the security was Other-than-temporary and recorded a $240,000 loss in Other income (expense), net. The fair value of the security is as follows (in thousands):

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2009	$140	$--	$--	$140
September 30, 2008	380	--	--	380

There is no contractual maturity date for the equity investment held by the Company.

Note 4.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	March 31, 2009	September 30, 2008
Parts and raw materials	$42,768	$44,762
Work-in-process	21,223	27,100
Finished goods	18,166	16,911

	$82,157	$88,773

For the three and six months ended March 31, 2009, a net $615,000 and $1.7 million of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 5.  Line of Credit

The Company has a $30 million Credit Agreement, renewable annually, with Wells Fargo Trade Bank (Trade Bank) with an expiration date of March 1, 2010. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 3.25% as of March 31, 2009, or at the Company’s option, LIBOR plus 2.25%, or 3.44% as of that date. The agreement requires monthly interest payments only, until March 1, 2010, when the then outstanding principal balance is due and payable in full. The agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth and a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio and a maximum borrowing limit based upon total accounts receivable. At March 31, 2009, there was $15.0 million in advances outstanding under the agreement, which is reported as a current liability.

The Company has been in discussions with the Trade Bank regarding its compliance with the Funded Debt to EBITDA covenant.  There exists an ambiguity in interpretation which is unresolved, but which if interpreted as noncompliance with the covenant, would allow the Trade Bank to notify the Company that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan.  The bank has not provided the Company with any notice of default (which is also subject to a right of cure within twenty calendar days of the notice).  In view of this ambiguity in interpretation, the Company does not anticipate being able to request further advances under the Credit Agreement until this matter is resolved.  If interpreted in favor of the Trade Bank, there would be a Funded Debt to EBIDTA ratio requirement of not more than 2:1 as of March 31, 2009 (EBITDA for the trailing twelve-month period ending March 31, 2009 was a negative number).  The Company continues to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances.

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Six Months Ended
	March 31, 2009	March 31, 2008
Accrued warranty balance, beginning of period	$9,786	$7,781
Accruals for new warranties issued during the period	2,974	5,138
Expirations and changes in estimates to pre-existing warranties	(1,898)	(298)
Warranty labor and materials provided during the period	(3,219)	(4,168)

Accrued warranty balance, end of period	$7,643	$8,453

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

Note 8.  Income Taxes

The Company’s estimated effective tax rate for fiscal 2009 is 39% as of March 31, 2009 as compared to an estimated effective tax rate for fiscal 2008 of 36% as of March 31, 2008. The Company’s fiscal 2009 tax rate was benefited by the extension of the federal research credit.

The first quarter of fiscal year 2009 included a benefit of $1.0 million related to the extension of the federal research credit as it pertains to fiscal year 2008. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2008; therefore the Company was unable to recognize the federal research credit in the last three quarters of fiscal 2008. This benefit was partially offset by the quarterly FASB Interpretations (FIN) 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (FIN 48) adjustment, resulting in an actual tax benefit of approximately 44% for the first six months of fiscal 2009.

Note 9.  Downsizing Costs

In November 2008, the Company announced and implemented a plan to align its cost structure with forecasted business activity levels. The cost reduction plan consisted primarily of an approximate 12% reduction in the Company’s worldwide work force, management pay cuts, reduced overtime and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $881,000 were reported as a separate component of operating expenses in the Company’s first fiscal quarter. All costs related to the downsizing plan have been fully incurred and paid.

In January 2009, the Company announced additional reductions in its worldwide work force bringing the total reduction in staff to approximately 35%. The Company also implemented company-wide pay cuts, mandatory leave and reduced working hours for hourly employees. One-time involuntary termination costs of $1.5 million are reported as a separate component of operating expenses in the Company’s second fiscal quarter. Most costs related to the downsizing plan have been incurred and we expect that the remaining expenses will be incurred and the liability for involuntary termination costs will be extinguished by the end of the third fiscal quarter.

The Company’s downsizing costs and the amount remaining to be paid are summarized as follows (in thousands):

Six Months Ended March 31, 2009
Liability for one-time involuntary termination costs, beginning of period	$--
One-time involuntary termination costs incurred during the period	2,412
One-time involuntary termination costs paid during the period	(2,067)

Liability for one-time involuntary termination costs, end of period	$345

As a result of the cost reduction plan, the Company realized savings of approximately $11 million and $17 million, net of downsizing costs, in the second quarter and first six months of fiscal 2009 and expects ongoing savings of $13 million to $14 million per quarter based on these actions. These cost savings are reported in gross margin and operating expenses in the Condensed Consolidated Statements of Operations. The Company will continue to monitor the need for additional cost savings and implement cost reduction measures as needed.

Note 10.  Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures. The Company uses cash flow hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, the risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. For effective hedges, unrealized gains and losses are included in Accumulated OCI. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of OCI and reported in earnings during the period in which hedge accounting no longer applies. At maturity or termination, the gain or loss on the derivative is calculated and reported in earnings.

All derivatives are recorded on the balance sheet at fair value. If the derivative is designated a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in earnings when the cash flow hedge ceases. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Foreign exchange contracts used to hedge forecasted international intercompany sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified to earnings when forecasted transactions become receivables. The Company estimates that all $315,000 of net derivative losses, reported as a separate component of OCI as of March 31, 2009, will be reclassified into earnings within the next 12 months. As of March 31, 2009, the total face value of foreign exchange contracts was $3.3 million.

The foreign exchange contracts designated as hedging instruments are reported on the Company’s balance sheet in other accrued liabilities and had a fair value of $315,000 as of March 31, 2009.

During the three and six months ended March 31, 2009, the Company recognized the following gains (losses) related to foreign exchange contracts (in thousands):

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009
Cash-Flow Hedges
Effective portion
Gain (loss) recognized in OCI	$327	$(167)
Gain (loss) reclassified from Accumulated OCI into net sales	$--	$12
Ineffective portion
Gain (loss) recognized in other income (expense), net	$--	$--
Fair-Value Hedges
Gain (loss) recognized in other income (expense), net	$21	$(57)

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

  expected savings from cost reduction plans;
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

Documents to Review in Connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2009.

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. Our surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer level packaging of ICs processes. Our single-wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. Our BEOL surface preparation systems are used for polymer removal and backside etch applications. Our surface preparation systems are also used for cleaning and etching processes for wafer level packaging and for processing wafers used in the fabrication of solar panels. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate copper for through-silicon via plating used in chipstacking; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. Our primary product for all of these processes is the Raider platform, which is a multi-chamber single-wafer tool. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

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

Our results of operations in the first half of fiscal 2009 were impacted by the weakening global economy. Many of our customers slowed their capital spending with the onset of the credit crisis and the resulting uncertainty in the worldwide economy. Customers have delayed capital expenditures decisions and also pushed out delivery dates for tools already ordered. Our results of operations were also impacted by the announcement that a customer owing approximately $3.5 million filed for insolvency in a German court in late January 2009. We have responded to the current economic crisis by reducing our workforce by approximately 35% and implementing other cost cutting measures. In the current business climate, future results are extremely difficult to forecast.

A summary of key factors which impacted our financial performance during the second quarter includes:

  Second quarter fiscal 2009 bookings were $24.6 million, down from $66.2 million in the second quarter of fiscal 2008.

  Shipments in the second quarter of fiscal 2009 were $22.9 million as compared with $66.8 million in the second quarter of fiscal 2008.

  Net loss was $4.6 million on revenues of $27.2 million as compared with a net income of $2.1 million on revenues of $63.0 million during the second quarter of fiscal 2008.

  Our gross margin was 39.4% of net sales as compared with a gross margin of 47.8% of net sales in the second quarter of fiscal 2008.

  Cash and cash equivalents, including restricted cash and marketable securities, was $31.4 million as of March 31, 2009.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6%	52.2%	58.7%	51.4%

Gross profit	39.4%	47.8%	41.3%	48.6%
Operating expenses:
Selling, general and administrative	39.5%	31.9%	48.5%	34.8%
Research and development	23.4%	11.0%	23.5%	12.4%
Downsizing costs	5.6%	--%	4.0%	--%

Total operating expenses	68.5%	42.9%	76.0%	47.2%

Income (loss) from operations	(29.1)%	4.9%	(34.7)%	1.4%
Other income (expense), net	--%	0.7%	(0.7)%	0.8%

Income (loss) before income taxes	(29.1)%	5.6%	(35.4)%	2.2%
Income tax provision (benefit)	(12.1)%	2.2%	(15.4)%	1.0%

Net Income (loss)	(17.0)%	3.4%	(20.0)%	1.2%

Second Quarter and First Half of Fiscal 2009 Compared with Second Quarter and First Half of Fiscal 2008

Net Sales

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(In thousands)		(In thousands)
Net sales	$27,158	$62,958	$60,224	$111,550

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and royalties. Our revenue recognition policy provides that a portion of revenue from sales of semiconductor equipment may be recognizable upon shipment if the tool incorporates proven technology (“existing tool”) and is shipped to a customer environment in which we have already successfully installed and gained acceptance of our products and the revenue recognition criteria in SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” have been met. Alternatively, revenue will be 100% deferred and only recognized upon final customer acceptance for tools that are new technology products (“new tools”) or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue.

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

Net sales decreased by $35.8 million or approximately 57%, in the second quarter of fiscal 2009 as compared with the second quarter of fiscal 2008 and by $51.3 million or approximately 46% in the year-to-date comparison. Fiscal 2009 revenues have been significantly impacted by the current worldwide economic crisis, which has resulted in customers delaying placing orders and customers pushing out delivery dates for tools already ordered and scheduled for delivery. Most Raider revenues in the first half of fiscal 2009 were related to wafer-level packaging applications while Raiders for cleaning applications, primarily related to capacity purchases, declined the most sharply. Revenue from tool shipments declined approximately 65% in the quarterly comparison and approximately 56% in the year-to-date comparison. Revenue from tool acceptances decreased approximately 34% in the quarterly comparison and 8% in the year-to-date comparison.

Geographically, our sales mix year-to-date was weighted toward Europe, with Asian sales declining because our major customers in Asia placed their capital budgets on hold.

Gross Profit

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Dollars in thousands)		(Dollars in thousands)
Gross profit	$10,691	$30,072	$24,852	$54,244
Gross margin percentage	39.4%	47.8%	41.3%	48.6%

Gross profit decreased by $19.4 million or 64.4% and by $29.4 million or 54.2% in the second quarter and first half of fiscal 2009 compared with the second quarter and first half of fiscal 2008.

Gross profit decreased in absolute dollars in both comparative periods because of lower sales volumes. Our gross margin declined 8.4 percentage points and 7.3 percentage points in the second quarter and first six months of fiscal 2009 from the second quarter and first six months of fiscal 2008 primarily due to a higher than normal level of under-absorbed overhead costs because of under-utilized plant capacity during both fiscal 2009 comparative periods and increased inventory reserves taken in response to the current economic slowdown. Tool margins declined approximately five percentage points in the second quarter of fiscal 2009 related to selective tool placements for new business opportunities. These decreases were partially offset by improved spare parts and service margins in both the second quarter and first six months of fiscal 2009.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Dollars in thousands)		(Dollars in thousands)
Selling, general and administrative	$10,715	$20,070	$29,178	$38,766
Percentage of net sales	39.5%	31.9%	48.5%	34.8%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses decreased $9.4 million and $9.6 million in the second quarter and first half of fiscal 2009, respectively, as compared to the second quarter and first half of fiscal 2008.

Employment costs decreased approximately $3.9 million and $5.6 million in the second quarter and first half of fiscal 2009 as compared with the second quarter and first half of fiscal 2008. In the first six months of fiscal 2009, we took measures to realign our cost structure to expected business levels by reducing our staffing worldwide, implementing management pay cuts and mandatory leave. In the first quarter of fiscal 2009, we also shut down our facilities for three weeks. Because of these cost management measures, travel expenses declined $1.3 million and $1.8 million in the second quarter and the first six months of fiscal 2009 compared with the same periods in fiscal 2008. Commission expense decreased $1.7 million and $2.2 million, respectively in the second quarter and first six months of fiscal 2009 when compared with the comparable periods in fiscal 2008. All other major expense categories have also declined year-over-year. These savings have been somewhat offset by the write-off of two customer accounts receivable, totaling approximately $3.6 million and which included the write-off of a major tool sale to a customer that filed for insolvency protection in a German court.

Research and Development

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Dollars in thousands)		(Dollars in thousands)
Research and development	$6,343	$6,947	$14,177	$13,926
Percentage of net sales	23.4%	11.0%	23.5%	12.4%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. In the second quarter of fiscal 2009, R&D expense decreased approximately $604,000 when compared with the second quarter of fiscal 2008 and increased approximately $251,000 in the year-to-date comparison.

Employment costs decreased approximately $1.0 million and $1.7 million in the second quarter and first half of fiscal 2009 as compared with the second quarter and first half of fiscal 2008 as we implemented cost savings measures in response to the worldwide economic crisis. Depreciation expense increased by approximately $500,000 and $1.0 million in the quarter-to-date and year-to-date comparative periods as we replaced older technology tools in our demonstration laboratories with new technology tools in order to support our customers’ development efforts. Prototype expense increased by approximately $1.0 million in the first half of fiscal 2009 as we wrote-down two experimental tools from our work-in-process inventory. We continue to work on a number of leading edge projects including on-going development of porous silicon for the solar industry.

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

Downsizing Costs

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Dollars in thousands)		(Dollars in thousands)
Downsizing costs	$1,531	$--	$2,412	$--
Percentage of net sales	5.6%	--%	4.0%	--%

In November 2008 and January 2009, we announced and implemented plans to align our cost structure closer to then-current business activity levels. On a combined basis, the cost reduction plans consisted primarily of a 35% reduction in our worldwide work force, salaried pay cuts, reduced working hours and overtime, mandatory leave and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $1.5 million and $2.4 million, respectively, were reported as a separate component of operating expenses in our fiscal 2009 second quarter and first half. Most costs related to the downsizing plans were incurred and paid in the first half of fiscal 2009. We have a remaining liability of $345,000, primarily related to involuntary termination costs in Europe. Approximately one-third of those costs have been incurred.

As a result of the cost reduction plans, we expect ongoing savings of approximately $13 million to $14 million per quarter. Net of downsizing costs, we have realized savings of approximately $11 million and $17 million in the second quarter and first six months of fiscal 2009. These cost savings are reported in gross margin and operating expenses in the Condensed Consolidated Statements of Operations. We will continue to monitor the need for additional cost savings and implement cost reduction measures as needed.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(In thousands)		(In thousands)
Interest income	$21	$51	$60	$147
Interest expense	(225)	(113)	(346)	(224)
Foreign exchange gain (loss)	347	385	(29)	663
Other	(155)	136	(70)	320

Total other income (expense), net	$(12)	$459	$(385)	$906

Other income (expense), net decreased $471,000 to a net other expense of $12,000 in the second quarter of fiscal 2009 as compared with a net other income of $459,000 in the second quarter of fiscal 2008. Year-to-date, other income (expense), net decreased $1.3 million from a net other income of $906,000 to a net other expense of $385,000. Foreign exchange gains and losses on intercompany balances held in Yen and Euros accounted for most of the change. We also determined that the one million shares acquired as an investment security in a sales transaction in fiscal 2008 had experienced an Other-than-temporary impairment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Investments in Certain Debt and Equity Securities” (SFAS No. 115). Accordingly, we revised our cost basis in the investment by writing off $240,000 to Other expense.

Income Taxes

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(In thousands)		(In thousands)
Income tax provision (benefit)	$(3,305)	$1,369	$(9,274)	$1,089

Our estimated effective tax rate for fiscal 2009 is 39% as of March 31, 2009 as compared to an estimated effective tax rate for fiscal 2008 of 36% as of March 31, 2008. Our fiscal 2009 tax rate was benefited from the extension of the federal research credit.

The first quarter of fiscal year 2009 included a benefit of $1.0 million related to the extension of the federal research credit as it pertains to fiscal year 2008. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2008; therefore we were unable to recognize the federal research credit in the last three quarters of fiscal 2008. This benefit was partially offset by the quarterly Financial Accounting Standards Board (FASB) Interpretations (FIN) 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (FIN 48) adjustment, resulting in an actual tax benefit of approximately 44% for the first six months of fiscal 2009.

Backlog and Deferred Revenue

	March 31, 2009	March 31, 2008
	(Dollars in millions)
Backlog	$46.6	$71.6
Percentage change in backlog year-over-year	(34.9)%	69.3%
Deferred revenue	$2.5	$21.2
Percentage change in deferred revenue year-over-year	(88.2)%	41.3%

Approximately 88% of our current backlog is for Raider tools. Deferred revenue decreased $18.7 million at March 31, 2009 as compared with March 31, 2008 primarily related to lower business volumes in fiscal 2009. Current revenue deferrals include all or a part of 11 Raiders as compared with 31 Raiders at March 31, 2008. The fiscal 2008 figure includes five Raiders that represented shipments of new tools or to new customer environments requiring full deferral of revenue on those tools whereas the fiscal 2009 figure represents only deferrals of the installation component of revenue.

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

Deferred profit included in our current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog. The components of deferred profit are as follows:

	March 31, 2009	September 30, 2008
	(In thousands)
Deferred revenue	$2,450	$13,570
Deferred cost of sales - manufacturing costs	--	(4,605)
Deferred cost of sales - warranty and installation costs	(499)	(1,125)
Deferred SG&A expense - commissions	--	(114)

Deferred profit	$1,951	$7,726

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

Total compensation cost for all award types recorded in the second quarter of fiscal 2009 and fiscal 2008, respectively, was $276,000 and $355,000 pre-tax, or $168,000 and $228,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first six months of fiscal 2009 and fiscal 2008, respectively, was $576,000 and $1.1 million pre-tax, or $351,000 and $675,000 after tax, an impact of approximately $0.01 and $0.02 per basic and diluted share.

Liquidity and Capital Resources

Cash provided by operating activities was $8.8 million in the first half of fiscal 2009. Trade receivables provided $40.7 million in cash, as collections outpaced shipments. Inventories declined $5.1 million as we slowed down spending for raw materials in response to current business volumes. Customer advances increased $4.1 million as a result of advance payments received from two customers that pushed out shipment dates. Offsetting these sources of cash were the $12.0 million net loss and a $5.8 million decrease in deferred profit. Accounts payable used cash, declining $13.1 million as we continued our regular pay down of payables while also slowing our inventory purchases. Accrued payroll and related benefits decreased $2.9 million as result of our cost reduction measures, accrued warranty decreased $2.1 million as a result of lower business volumes and income taxes payable decreased $2.6 million as a result of the net operating loss.

Investing activities in the first half of fiscal 2009 included $626,000 in purchases of factory equipment and other property. We invested an additional $1.7 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net amount of $391,000 in our patent portfolio.

Financing activities in the first half of fiscal 2009 provided cash of $11.3 million including a net $11.8 million draw on our revolving line of credit which was partially offset by repayments on long-term debt of $527,000.

Cash used by operating activities was $12.8 million in the first half of fiscal 2008. The primary source of cash was a $5.7 million increase in accounts payable as inventory purchases increased in response to strong bookings in the last quarter of fiscal 2007 and the first two quarters of fiscal 2008. Customer advances increased $3.6 million due to an advance payment for a tool that shipped in the third quarter of fiscal 2008; deferred profit increased $3.6 million due to higher sales volumes and non-cash operating expenses, including depreciation and stock-based compensation, totaled $5.6 million. Cash was primarily used to fund increases in trade receivables and inventories. Trade receivables increased $25.1 million primarily due to increased shipments in the last quarter of fiscal 2007 and the first two quarters of fiscal 2008 and the timing of customer payments. Inventories increased $10.3 million as our Work-In-Process inventory grew in response to higher order volumes and expected third quarter shipments.

Investing activities in the first half of fiscal 2008 included $942,000 in purchases of factory equipment and other property. We invested an additional $2.4 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net amount of $349,000 in our patent portfolio.

Financing activities in the first half of fiscal 2008 provided cash of $9.6 million, including a $9 million advance on our line of credit that was repaid in early April 2008. Stock option exercises of $1.5 million were partially offset by repayments on long-term debt and capital leases of $927,000.

As of March 31, 2009, our principal sources of liquidity consisted of approximately $30.6 million of cash and cash equivalents, including $15.0 million drawn on our $30.0 million revolving line of credit. The credit facility is with Wells Fargo Trade Bank (Trade Bank) and bears interest at the bank’s prime lending rate, 3.25% as of March 31, 2009, or at our option, LIBOR plus 2.25%, or 3.44% as of that date. During the second quarter of fiscal 2008, we amended the credit agreement with Wells Fargo, extending the expiration date of the credit facility and redefining two of the financial covenants. The revolving credit line now expires on March 1, 2010. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial covenants. If we were to default on the credit agreement, the bank could accelerate payment of any advances outstanding under the credit agreement. In addition, the availability of funds requires compliance with certain financial covenants, including a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio, and a maximum borrowing limit based on trade receivables.

We have been in discussions with the Trade Bank regarding our compliance with the Funded Debt to EBITDA covenant.  There exists an ambiguity in interpretation which is unresolved, but which if interpreted as noncompliance with the covenant, would allow the Trade Bank to notify us that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan.  The bank has not provided us with any notice of default (which is also subject to a right of cure within twenty calendar days of the notice).  In view of this ambiguity in interpretation, we do not anticipate being able to request further advances under the Credit Agreement until this matter is resolved.  If interpreted in favor of the Trade Bank, there would be a Funded Debt to EBIDTA ratio requirement of not more than 2:1 as of March 31, 2009 (EBITDA for the trailing twelve-month period ending March 31, 2009 was a negative number).  We continue to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations with or without amounts drawn on the line of credit to meet operating expenses and planned capital expenditures through the next twelve months. Historically we have generated sufficient funds from operations during industry downturns to meet our liquidity needs and expect the same during this downturn. If the bank could accelerate the current balance due on the loan, our liquidity could be materially impacted. However, we believe that we will generate sufficient cash from operations to meet our operating expenses and planned capital expenditures through the next twelve months. To the extent that timing of the collection of trade receivables does not meet our cash outflow requirements, we could require access to the credit facility with the Trade Bank or a credit facility with another bank or other financial instruments available to us. In the past, we have typically required access to a credit facility when our business is growing. As discussed above, we are working with the Trade Bank to resolve any issues regarding our borrowing limits and outstanding advances prior to the time we have a need to access the credit facility. We estimate capital expenditures will be less than $1.0 million during the next twelve months. If additional financial resources are required in the future, we may need to issue additional common stock or other financial instruments whichever management deems advisable. There can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms.

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

There were no changes to our critical accounting policies and estimates in the first six months of fiscal 2009 other than our adoption of certain accounting pronouncements including SFAS No. 157, “Fair Value Measurements” and its related FASB Staff Positions (FSP’s), SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS NO. 159) and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to SFAS No. 133” (SFAS No. 161).

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. As allowed by FSP SFAS No. 157-2, we elected to delay the adoption of SFAS No. 157 for non-financial assets for one year. We adopted SFAS No. 157 in the first quarter of fiscal 2009. The adoption of this statement did not impact our consolidated results of operations and financial condition. Please refer to note 3 in our Notes to Condensed Consolidated Financial Statements to view the impact on our disclosures.

In the first quarter of fiscal 2009, we adopted SFAS No. 159, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of March 31, 2009, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

We adopted SFAS No. 161 in the second quarter of fiscal 2009. This statement requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. Please refer to note 10 in our Notes to Condensed Consolidated Financial Statements to view the impact on our disclosures.

For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2008.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. We are required to adopt FSP FAS 141(R)-1 in the first annual reporting period beginning on or after December 15, 2008. Accordingly, we will adopt FSP FAS 141(R)-1 in fiscal 2010. FSP FAS 141(R)-1 will only impact us if we are involved in a business combination.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion on changes in valuation techniques. We are required to adopt FSP FAS 157-4 in the third quarter of fiscal 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. Accordingly, we will adopt FSP FAS 157-4 in the quarter ending June 30, 2009. We do not expect the adoption of this FSP to have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. We are required to adopt FSP FAS 107-1 in interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures for periods ending after initial adoption. Accordingly, we will adopt FSP FAS 107-1 in the period ending June 30, 2009. We do not expect the adoption of this FSP to have a material impact on our disclosures.

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (Codification) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (GAAP), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8).  FSP FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  We are required to adopt FSP FAS 140-4 and FIN 46(R)-8 in the interim period ending after December 15, 2008. Accordingly, we adopted FSP FAS 140-4 and FIN 46(R)-8 in the second quarter of fiscal 2009. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact our disclosures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rate and changes in foreign currency exchange rates.

As of March 31, 2009, we had approximately $10.9 million in long-term debt and $15.0 million in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. Our short-term debt bears interest at the bank’s prime lending rate, 3.25% as of March 31, 2009, or at our option, LIBOR plus 2.25%, or 3.44% as of that date. We believe that a 10% change in the long-term or the short-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At March 31, 2009, we held forward contracts to sell Japanese Yen with a total face value of $3.3 million and a total market value of $3.6 million and a total unrealized future loss of approximately $300,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 1A.   Risk Factors

The following update to our risk factors should be read in conjunction with the risk factors previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008.

Our cash position could be impacted adversely if we are required to repay amounts due under our credit facility because of a breach of covenant.

We have a $30 million revolving credit facility with Wells Fargo Trade Bank (Trade Bank) and have outstanding advances of $15 million. The credit facility contains a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant. There exists an ambiguity in interpretation of the covenant which, if interpreted as noncompliance, would allow the Trade Bank to notify us that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the facility.  The bank has not provided us with any notice of default (which is also subject to a right of cure within twenty calendar days of the notice).  If we were required to repay amounts outstanding under the credit facility, our cash position would decrease materially, which could adversely impact our liquidity. We continue to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances; however, there are no assurances that any such financing arrangements can be successfully concluded and, consequently, we may not have an available credit facility.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on March 5, 2009, the following proposals were adopted:

1.	To elect eight directors of the Company to serve until the 2010 Annual Meeting of Shareholders or until their successors are elected and qualified. All director nominees received votes, which exceeded the minimum number of votes to be elected. The table below summarizes voting results:

	Votes For	Authority Withheld
Raymon F. Thompson	20,698,243	9,757,895
Howard E. Bateman	20,617,579	9,838,559
Donald P. Baumann	21,690,518	8,765,620
Timothy C. Dodkin	20,728,575	9,727,563
Daniel J. Eigeman	29,937,717	518,421
Charles P. Grenier	30,039,131	417,007
Steven C. Stahlberg	30,037,631	418,507
Steven R. Thompson	20,758,874	9,697,264

2.	To approve a stock option exchange program for employees holding underwater options.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
10,535,131	15,328,334	6,560	4,586,113

3.	To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2009.

Votes For	Votes Against	Votes Abstain
30,401,631	52,507	2,000

Item 6.   Exhibits

        Exhibits

31.1 31.2 32.1 32.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Date: May 7, 2009	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano ——————————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)