Form 10-Q
period 2009-06-30
SEMITOOL INC
filed 2009-08-07
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                           (Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES      NO X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

Title Common Stock	Outstanding as of July 31, 2009 32,737,426

Semitool, Inc.
Form 10-Q
Table of Contents

Part I. Item 1. Item 2. Item 3. Item 4. Part II. Item 1. Item 1A. Item 6. Signatures Exhibits	Financial Information

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2009 and
    June 30, 2008

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and
    June 30, 2008

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended
    June 30, 2009 and June 30, 2008

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction - Forward-Looking Statements

Documents to Review in Conjunction with Management's Discussion and Analysis of Financial Condition and
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

Risk Factors

Exhibits

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SEMITOOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Amounts)

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,958	$11,624
Restricted cash	340	817
Marketable securities	--	380
Trade receivables, less allowance for doubtful accounts of $259 in both periods	28,201	73,695
Inventories	74,038	88,773
Prepaid expenses and other current assets	6,771	4,843
Deferred income taxes	20,704	14,175

Total current assets	174,012	194,307
Property, plant and equipment, net	44,603	49,909
Intangibles, less accumulated amortization of $5,135 and $4,341 in 2009 and 2008	6,692	7,861
Other assets, net	1,362	735

Total assets	$226,669	$252,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,075	$19,007
Line of credit	15,000	3,215
Accrued commissions	1,264	1,972
Accrued warranty	7,042	9,786
Accrued payroll and related benefits	4,584	8,033
Income taxes payable	--	2,601
Other accrued liabilities	2,746	3,294
Customer advances	4,301	1,936
Deferred profit	2,996	7,726
Long-term debt due within one year	1,188	1,222

Total current liabilities	46,196	58,792
Long-term debt due after one year	9,454	10,417
Deferred and long-term income taxes	4,985	5,246

Total liabilities	60,635	74,455

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,737,426 and 32,719,276 shares issued and outstanding in 2009 and 2008	88,143	87,293
Retained earnings	77,846	91,496
Accumulated other comprehensive income (loss)	45	(432)

Total shareholders' equity	166,034	178,357

Total liabilities and shareholders' equity	$226,669	$252,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$31,763	$66,973	$91,987	$178,523
Cost of sales	17,421	34,871	52,793	92,177

Gross profit	14,342	32,102	39,194	86,346

Operating expenses:
Selling, general and administrative	10,523	19,206	39,701	57,972
Research and development	5,924	7,917	20,101	21,843
Downsizing costs	137	--	2,549	--
Gain on sale of assets	(405)	--	(405)	--

Total operating expenses	16,179	27,123	61,946	79,815

Income (loss) from operations	(1,837)	4,979	(22,752)	6,531
Other income (expense), net	(359)	(274)	(744)	632

Income (loss) before income taxes	(2,196)	4,705	(23,496)	7,163
Income tax provision (benefit)	(572)	1,271	(9,846)	2,360

Net income (loss)	$(1,624)	$3,434	$(13,650)	$4,803

Earnings (loss) per share:
Basic	$(0.05)	$0.11	$(0.42)	$0.15

Diluted	$(0.05)	$0.11	$(0.42)	$0.15

Weighted average common shares outstanding:
Basic	32,561	32,437	32,551	32,297

Diluted	32,561	32,602	32,551	32,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$(13,650)	$4,803
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Loss on disposition of assets	426	228
Depreciation and amortization	8,883	8,408
Deferred income taxes	(6,546)	364
Stock-based compensation	849	1,464
Non-cash assets acquired in sales transactions	(1,382)	(1,280)
Change in:
Restricted cash	477	(725)
Trade receivables	46,492	(16,493)
Inventories	11,697	(13,866)
Prepaid expenses and other current assets	(1,149)	(932)
Other assets, net	39	(34)
Accounts payable	(12,449)	2,050
Accrued commissions	(719)	437
Accrued warranty	(2,754)	1,886
Accrued payroll and related benefits	(3,552)	1,895
Income taxes payable	(2,789)	2,692
Other accrued liabilities	(568)	1,146
Customer advances	2,364	1,064
Deferred profit	(4,729)	2,649

Net cash provided by (used in) operating activities	20,940	(4,244)

Investing activities:
Purchases of property, plant and equipment	(701)	(1,587)
Increases in intangible assets	(414)	(454)
Proceeds from sale of property, plant and equipment	1,635	9

Net cash provided by (used in) investing activities	520	(2,032)

Financing activities:
Proceeds from exercise of stock options	--	1,916
Borrowings under line of credit	15,246	15,973
Repayments of line of credit	(3,461)	(12,973)
Repayments of long-term debt	(962)	(1,227)

Net cash provided by financing activities	10,823	3,689

Effect of exchange rate changes on cash and cash equivalents	51	396

Net increase (decrease) in cash and cash equivalents	32,334	(2,191)
Cash and cash equivalents at beginning of period	11,624	16,090

Cash and cash equivalents at end of period	$43,958	$13,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

SEMITOOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(1,624)	$3,434	$(13,650)	$4,803
Net gain on cash flow hedges	314	478	159	177
Unrealized loss on available-for-sale securities	--	--	--	(900)
Foreign currency translation adjustments	476	(220)	318	125

Total comprehensive income (loss)	$(834)	$3,692	$(13,173)	$4,205

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

As of the financial statement issuance date, no events or transactions have occurred subsequent to the consolidated balance sheet date of June 30, 2009 that required recognition or disclosure.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy) and replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 in the fourth quarter of fiscal 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except for newly-issued FASB Statements that have not yet been added to the codification. Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification will be deemed nonauthoritative. The Company is currently evaluating the impact of SFAS No. 168 on its consolidated financial statement disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167), which replaces the quantitative-based risk and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity (VIE) with an approach that requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS No. 167 expands the disclosure requirements for enterprises with a variable interest in a VIE. SFAS No. 167 is effective for fiscal years and interim periods within those fiscal years beginning after November 15, 2009, with early adoption prohibited. Accordingly, the Company will adopt SFAS No. 167 in the first quarter of fiscal 2011. The Company does not expect the adoption of SFAS No. 167 to have a material impact on results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). The standard removes the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. SFAS No. 166 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for fiscal years and interim periods within those fiscal years beginning after November 15, 2009, with early adoption prohibited. Accordingly, the Company will adopt SFAS No. 167 in the first quarter of fiscal 2011. The Company does not expect the adoption of SFAS No. 166 to have a material impact on results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. Accordingly, the Company adopted SFAS No. 165 this quarter and the adoption did not have a material impact on the Company’s disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to adopt FSP FAS 141(R)-1 in the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt FSP FAS 141(R)-1 in fiscal 2010. FSP FAS 141(R)-1 will only impact the Company if it is involved in a business combination.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion on changes in valuation techniques. The Company is required to adopt FSP FAS 157-4 in the third quarter of fiscal 2009. It must be applied prospectively and retrospective application is not permitted. Accordingly, the Company adopted FSP FAS 157-4 in the quarter ending June 30, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The Company is required to adopt FSP FAS 107-1 in interim periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures for periods ending after initial adoption. Accordingly, the Company adopted FSP FAS 107-1 in the period ending June 30, 2009. The adoption of this FSP did not have a material impact on the Company’s disclosures.

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

Total compensation cost recorded in the third quarter of fiscal 2009 and fiscal 2008, respectively, was $273,000 and $410,000 pre-tax, or $170,000 and $262,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first nine months of fiscal 2009 and fiscal 2008, respectively, was $849,000 and $1.5 million pre-tax, or $531,000 and $937,000 after tax, an impact of approximately $0.02 and $0.03 per basic and diluted share.

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

The total shares reserved for issuance under the 2007 Plan are 3,200,980 at June 30, 2009, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan. The 2007 Plan provides for the grant of various awards including stock options, stock appreciation rights and restricted stock awards. As of June 30, 2009, only stock options and restricted stock awards have been awarded under the 2007 Plan. The Company may grant options that qualify as incentive stock options only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years. Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee. Stock option exercises and restricted stock are settled with newly issued common shares.

Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock. The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. The following assumptions were used in the Black-Scholes model for the nine-month period ending June 30, 2008: expected stock price volatility of 51.6%; risk-free interest rate of 4.4%; and expected life of options of 5.1 years. There were no stock options granted in the nine-month period ending June 30, 2009.

The weighted average grant date fair value based on the Black-Scholes option pricing model for stock options granted in the first nine months of fiscal 2008 was $4.77 per share. The closing market price of the common stock on June 30, 2009 was $4.62 per share. There were no stock options granted in the third quarter of fiscal 2008.

The following summary shows stock option activity for the first nine months of fiscal 2009:

	Number of Shares	Weighted- average Exercise Price Per Share
	(In thousands)
Outstanding at September 30, 2008	1,402	$ 8.11
Options granted	--	--
Options exercised	--	--
Options forfeited	(91)	7.55

Outstanding at June 30, 2009	1,311	$ 8.15

Exercisable at June 30, 2009	1,155	$ 8.09

As of June 30, 2009, $596,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.0 years. The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2009 was 4.4 years and 4.1 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2009 was $80,000 for both. The total intrinsic value of stock options exercised during the third quarter and the first nine months of fiscal 2008 was $382,000 and $856,000, respectively. There were no stock options exercised during the first nine months of fiscal 2009.

Restricted Stock Awards

A summary of the Company’s restricted stock activity for the first nine months of fiscal 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at September 30, 2008	205	$ 9.02
Restricted stock granted	14	4.23
Restricted stock vested	(53)	8.88
Nonvested restricted stock forfeited	(12)	9.12

Nonvested at June 30, 2009	154	8.61

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant. As of June 30, 2009, $1.0 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.4 years.

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net income (loss) used for basic and
diluted earnings (loss) per share	$(1,624)	$3,434	$(13,650)	$4,803

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	32,561	32,437	32,551	32,297
Effect of dilutive stock options	--	165	--	197

Denominator for diluted earnings (loss) per share	32,561	32,602	32,551	32,494

Diluted earnings (loss) per share excludes the effects of antidilutive stock options of 1,315,826 and 899,016 for the three months ended June 30, 2009 and 2008, respectively, and 1,361,018 and 909,870 for the nine months ended June 30, 2009 and 2008, respectively.

Note 2.  Restricted Cash

Restricted cash at June 30, 2009 consists primarily of customer advance payments held under a bank guarantee until certain contractual requirements are met.

Note 3.  Financial Instruments

Effective October 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes specific criteria for the fair value measurements of financial and non-financial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2), which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to non-financial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a significant effect on the Company’s condensed consolidated financial statements.

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

The Company measures its cash equivalents and foreign currency forward contracts at fair value. Cash equivalents and forward contracts are primarily classified within Level 1 or Level 2 because they are valued primarily using quoted market prices, alternative pricing sources or models utilizing market observable inputs as provided to the Company by its brokers for foreign currency forward contracts. The quotes used for valuing the forward contracts are non-binding on the broker providing the quote. Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009:

	Fair Value Measurement at Reporting Date Using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In thousands)
Certificates of deposit (1)	$38	$--	$38
Foreign currency forward contracts (2)	--	(413)	(413)

Total	$38	$(413)	$(375)

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in other current liabilities on the Company’s condensed consolidated balance sheet.

In addition to financial instruments that the Company is required to recognize at fair value on the consolidated balance sheets, the Company has certain financial instruments that are recognized at historical cost. The Company has estimated the fair value of those financial instruments including cash and cash equivalents, restricted cash, marketable securities, note payable to bank and long-term debt. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates are not necessarily indicative of what the Company could realize in a current market exchange.

For those financial instruments, the following table provides the value recognized on the consolidated balance sheets and the approximate fair value at June 30, 2009 and September 30, 2008.

	June 30, 2009		September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents, excluding certificates of
deposits of $38 and $63 in 2009 and 2008	$43,920	$43,920	$11,561	$11,561
Restricted cash	340	340	817	817
Marketable securities	--	--	380	380
Note payable to bank	15,000	15,000	3,215	3,215
Long-term debt	10,642	11,176	11,639	11,895

The carrying value of cash, cash equivalents and restricted cash approximates fair value due to the nature of the cash, cash investments and restricted cash. The carrying value of the marketable securities in fiscal 2008 approximates fair value because the security was marked-to-market. The carrying value of the note payable to the bank approximates fair value because the instrument bears a negotiated variable interest rate. The fair value of the long-term debt is based on the discounted value of expected cash flows using an estimated discount rate of 3.25% and 5.0% at June 30, 2009 and September 30, 2008, which the Company could currently obtain for debt with similar remaining maturities.

Marketable securities consists of 1 million shares of common stock acquired in a sales transaction. The shares have not been registered under the Securities Act of 1933, as amended. In the second quarter of fiscal 2009, the Company waived its registration rights in exchange for the removal of a non-compete clause in the original sales agreement.

The marketable equity security is classified as Available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 requires that unrealized gains or losses in the security are recorded in Accumulated other comprehensive income (OCI), unless the Company determines that a decline in the fair value of the security is Other-than-temporary. If a decline in the fair value of a security is determined to be Other-than-temporary, then the cost basis of the security must be written down to the current fair value and the adjustment must be recorded as a component of earnings. Many factors go into the determination of whether a decline in value of a given security represents a temporary or Other-than-temporary loss. In the third quarter of fiscal 2009, the issuer of the security filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and was subject to delisting from the NASDAQ Stock Market. As a result, the Company determined that the impairment of the investment was Other-than-temporary and wrote off the remaining balance to Other expense. The fair value of the security is as follows (in thousands):

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2009	$--	$--	$--	$--
September 30, 2008	380	--	--	380

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

Foreign exchange contracts used to hedge forecasted international intercompany sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in OCI are reclassified to earnings when forecasted transactions become receivables. As of June 30, 2009, the Company had no foreign exchange contracts designated as cash flow hedges and therefore had no net derivative gains or losses being reported as a separate component of OCI. As of June 30, 2009, the total face value of foreign exchange contracts was $3.3 million.

The foreign exchange contracts are reported on the Company’s balance sheet in other accrued liabilities and had a fair value of $413,000 as of June 30, 2009.

During the three and nine months ended June 30, 2009, the Company recognized the following gains (losses) related to foreign exchange contracts (in thousands):

	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009
Cash Flow Hedges
Effective portion
Gain (loss) recognized in OCI	$(125)	$(292)
Gain (loss) reclassified from Accumulated OCI into net sales	$440	$452
Ineffective portion
Gain (loss) recognized in other income (expense), net	$--	$--
Fair Value Hedges
Gain (loss) recognized in other income (expense), net	$(413)	$(470)

Note 5.  Inventories

The Company’s inventories are summarized as follows (in thousands):

	June 30, 2009	September 30, 2008
Parts and raw materials	$38,667	$44,762
Work-in-process	17,608	27,100
Finished goods	17,763	16,911

	$74,038	$88,773

For the three and nine months ended June 30, 2009, a net $1.7 million and $3.4 million of inventory was transferred to property, plant and equipment for testing and laboratory use.

Note 6.  Gain on Sale of Assets

The Company sold an aircraft during the third quarter of fiscal 2009 for approximately $1.5 million and recognized a gain on the sale of approximately $253,000. The Company also sold a storage facility located near Kalispell, Montana during the third quarter of fiscal 2009 for approximately $200,000 and recognized a gain on the sale of approximately $152,000.

Note 7.  Line of Credit

The Company has a $30 million Credit Agreement, renewable annually, with Wells Fargo Trade Bank (Trade Bank) with an expiration date of March 1, 2010. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 3.25% as of June 30, 2009, or at the Company’s option, LIBOR plus 2.25%, or 2.85% as of that date. The agreement requires monthly interest payments only, until March 1, 2010, when the then outstanding principal balance is due and payable in full. The agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth and a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio and a maximum borrowing limit based upon total accounts receivable. At June 30, 2009, there was $15.0 million in advances outstanding under the agreement, which is reported as a current liability.

The Company has been in discussions with the Trade Bank regarding its compliance with the Funded Debt to EBITDA covenant.  There exists an ambiguity in interpretation which is unresolved, but which if interpreted as noncompliance with the covenant, would allow the Trade Bank to notify the Company that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan.  The bank has not provided the Company with any notice of default (which is also subject to a right of cure within twenty calendar days of the notice).  In view of this ambiguity in interpretation, the Company does not anticipate being able to request further advances under the Credit Agreement until this matter is resolved.  If interpreted in favor of the Trade Bank, there would be a Funded Debt to EBIDTA ratio requirement of not more than 2:1 as of June 30, 2009 (EBITDA for the trailing twelve-month period ending June 30, 2009 was a negative number).  The Company continues to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances.

Note 8.  Guarantees

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

Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Nine Months Ended
	June 30, 2009	June 30, 2008
Accrued warranty balance, beginning of period	$9,786	$7,781
Accruals for new warranties issued during the period	4,567	8,279
Expirations and changes in estimates to pre-existing warranties	(2,766)	298
Warranty labor and materials provided during the period	(4,545)	(6,656)

Accrued warranty balance, end of period	$7,042	$9,702

Note 9.  Contingencies

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

Periodically, but not less than quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be estimated with reasonable accuracy. Due to the uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and claims and may revise its estimates. Although the Company has made only minor revisions to its estimates, any future revisions could have a material impact on its results of operations and financial condition.

Note 10.  Income Taxes

The Company’s estimated effective tax rate for fiscal 2009 is 37.5% as of June 30, 2009 as compared to an estimated effective tax rate for fiscal 2008 of 36% as of June 30, 2008. The Company’s fiscal 2009 tax rate was benefited by the extension of the federal research credit.

The first quarter of fiscal year 2009 included a benefit of $1.0 million related to the extension of the federal research credit as it pertains to fiscal year 2008. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2008; therefore the Company was unable to recognize the federal research credit in the last three quarters of fiscal 2008. This benefit was partially offset by the quarterly FASB Interpretations (FIN) 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (FIN 48) adjustment, resulting in an actual tax benefit of approximately 42% for the first nine months of fiscal 2009.

Note 11.  Downsizing Costs

In November 2008 and January 2009, the Company announced and implemented plans to align its cost structure with forecasted business activity levels. On a combined basis, the cost reduction plans consisted primarily of a 35% reduction in our worldwide work force, salaried staff pay cuts, reduced working hours and overtime, mandatory leave, temporary suspension of company-paid 401(k) plan matching and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $137,000 and $2.5 million were reported as a separate component of operating expenses in the third quarter and first nine months of fiscal 2009. All costs related to the downsizing plan have been incurred and we expect that the liability for involuntary termination costs will be extinguished by the end of the fourth fiscal quarter.

The Company’s downsizing costs and the amount remaining to be paid are summarized as follows (in thousands):

Nine Months Ended June 30, 2009
Liability for one-time involuntary termination costs, beginning of period	$--
One-time involuntary termination costs incurred during the period	2,549
One-time involuntary termination costs paid during the period	(2,385)

Liability for one-time involuntary termination costs, end of period	$164

As a result of the cost reduction plan, the Company realized savings of approximately $15 million and $32 million, net of downsizing costs, in the third quarter and first nine months of fiscal 2009 as compared with the running rate in the fourth quarter of fiscal 2008. These cost savings are reported in gross margin and operating expenses in the Condensed Consolidated Statements of Operations. The Company will continue to monitor the need for additional cost savings and implement cost reduction measures as needed.

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

  expected savings and extinguishment of liability in the fourth quarter from cost reduction plans;
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

Documents to Review in Conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2009.

Overview

We design, manufacture, install and service highly-engineered equipment for use in the fabrication of semiconductor devices and related devices for solar, LED and hard-disk media. Our products are focused on the wet chemical process steps in integrated circuit, or IC, manufacturing and include systems for wafer surface preparation and electrochemical deposition, or ECD, applications. The Company’s surface preparation systems are designed for Front End of Line (FEOL), Back End of Line (BEOL) and wafer level packaging of ICs processes. The single-wafer FEOL surface preparation systems are used for photoresist stripping, post etch and pre-diffusion cleans. The BEOL surface preparation systems are used for polymer removal and backside etch applications. Our surface preparation systems are also used for cleaning and etching processes for wafer level packaging and for processing wafers used in the fabrication of solar panels. Our ECD systems are used to plate copper and other metals, which are used for the IC’s internal wiring, or interconnects; to plate copper for through-silicon via plating used in chipstacking; to plate solder and lead free solder bumps for wafer level packaging applications; and to plate other metals for various semiconductor and related applications. The primary product for all of these processes is the Raider platform, which is a multi-chamber single-wafer tool. Our products address critical applications within the semiconductor manufacturing process, and help enable our customers to manufacture more advanced semiconductor devices that feature higher levels of performance. The fabrication of semiconductor devices typically requires several hundred manufacturing steps, with the number of steps continuing to increase for advanced devices. Due to the breadth of our product portfolio and advanced technology capabilities, our solutions address over 150 of these manufacturing steps.

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

Our results of operations in the first nine months of fiscal 2009 were impacted by the weakening global economy. Many of our customers slowed their capital spending with the onset of the credit crisis and the resulting uncertainty in the worldwide economy. Customers have delayed capital expenditures decisions and also pushed out delivery dates for tools already ordered. Our results of operations were also impacted by the announcement that a customer owing approximately $3.5 million filed for insolvency in a German court in late January 2009. We have responded to the current economic crisis by reducing our workforce by approximately 35% and implementing other cost cutting measures. In the current business climate, future results are extremely difficult to forecast.

A summary of key factors which impacted our financial performance during the third quarter includes:

  Third quarter fiscal 2009 bookings were $32.6 million, up from $24.6 million in the second quarter of fiscal 2009 and down from $67.1 million in the third quarter of fiscal 2008.

  Shipments in the third quarter of fiscal 2009 were $33.7 million as compared with $63.8 million in the third quarter of fiscal 2008.

  Net loss was $1.6 million on revenues of $31.8 million as compared with a net income of $3.4 million on revenues of $67.0 million during the third quarter of fiscal 2008.

  Our gross margin was 45.2% of net sales as compared with a gross margin of 47.9% of net sales in the third quarter of fiscal 2008.

  Cash and cash equivalents, including restricted cash, was $44.3 million as of June 30, 2009.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.8%	52.1%	57.4%	51.6%

Gross profit	45.2%	47.9%	42.6%	48.4%
Operating expenses:
Selling, general and administrative	33.1%	28.7%	43.1%	32.5%
Research and development	18.7%	11.8%	21.8%	12.2%
Downsizing costs	0.5%	--%	2.8%	--%
Gain on sale of assets	(1.3)%	--%	(0.4)%	--%

Total operating expenses	51.0%	40.5%	67.3%	44.7%

Income (loss) from operations	(5.8)%	7.4%	(24.7)%	3.7%
Other income (expense), net	(1.1)%	(0.4)%	(0.8)%	0.3%

Income (loss) before income taxes	(6.9)%	7.0%	(25.5)%	4.0%
Income tax provision (benefit)	(1.8)%	1.9%	(10.7)%	1.3%

Net income (loss)	(5.1)%	5.1%	(14.8)%	2.7%

Third Quarter and First Nine Months of Fiscal 2009 Compared with Third Quarter and First Nine Months of Fiscal 2008

Net Sales

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)		(In thousands)
Net sales	$31,763	$66,973	$91,987	$178,523

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

We have a proven track record of obtaining customer acceptances within a reasonable timeframe. In the rare event when acceptance does not occur because the customer does not believe that the tool has met the applicable technical specifications, the parties treat the matter as a contractual issue that needs to be resolved before the customer accepts the equipment. That resolution can take many different forms, including re-testing the equipment, making technical modifications to resolve the disagreement or extending the warranty to accommodate a delayed acceptance. Whether or not a customer may have any further remedy where a resolution cannot be agreed between the parties, including any right of return of the equipment, would be a question of contract interpretation that ultimately would have to be adjudicated in accordance with applicable law.

Net sales decreased $35.2 million or approximately 53%, in the third quarter of fiscal 2009 as compared with the third quarter of fiscal 2008 and $86.5 million or approximately 48% in the year-to-date comparison. Fiscal 2009 revenues have been significantly impacted by the current worldwide economic crisis, which has resulted in customers delaying placing orders and customers pushing out delivery dates for tools already ordered and scheduled for delivery. Most Raider revenues in the first nine months of fiscal 2009 were related to wafer-level packaging applications while Raiders for cleaning applications, primarily related to capacity purchases, have declined the most. Revenue from tool shipments declined approximately 48% in the quarterly comparison and approximately 53% in the year-to-date comparison. Revenue from tool acceptances decreased approximately 98% in the quarterly comparison and 47% in the year-to-date comparison. Acceptances in the third quarter of fiscal 2008 included four fully deferred tools while the acceptances in the third quarter of fiscal 2009 consist solely of installation revenue.

Geographically, our sales mix year-to-date was weighted toward North America and Europe with Asian sales declining as our customers in that region placed their capital spending budgets on hold until their capacity needs increase. Our third quarter bookings were weighted more toward Asia.

Gross Profit

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Gross profit	$14,342	$32,102	$39,194	$86,346
Gross margin percentage	45.2%	47.9%	42.6%	48.4%

Gross profit decreased by $17.8 million or 55.3% and by $47.2 million or 54.6% in the third quarter and first nine months of fiscal 2009 compared with the third quarter and first nine months of fiscal 2008.

Gross profit decreased in absolute dollars in both comparative periods because of lower sales volumes. Our gross margin declined 2.7 percentage points and 5.8 percentage points in the third quarter and first nine months of fiscal 2009 from the third quarter and first nine months of fiscal 2008. Higher than normal levels of under-absorbed overhead costs because of under-utilized plant capacity and increased inventory reserves taken in response to the current economic slowdown in both comparative periods were the primary drivers of the decrease in gross margin percentage. Partially offsetting these decreases, spare parts and services margins, which historically carry higher gross margins than tools, contributed more to the overall gross margin than in fiscal 2008. Gross margin also benefited from reduced warranty costs in the third quarter as our warranty cost pool unwinds due to lower sales volumes.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Selling, general and administrative	$10,523	$19,206	$39,701	$57,972
Percentage of net sales	33.1%	28.7%	43.1%	32.5%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, telecom, professional fees and expenses related to sales and service offices at North American and international locations. SG&A expenses decreased $8.7 million and $18.3 million in the third quarter and first nine months of fiscal 2009, respectively, as compared to the third quarter and first nine months of fiscal 2008.

Employment costs decreased approximately $5.3 million and $10.9 million in the third quarter and first nine months of fiscal 2009 as compared with the third quarter and first nine months of fiscal 2008. Throughout fiscal 2009, we have taken measures to realign our cost structure to expected business levels by reducing our staffing worldwide, implementing salaried staff pay cuts and mandatory leave, including three weeks mandatory leave in the third quarter. In the first quarter of fiscal 2009, we also shut down our facilities for three weeks. Because of these cost management measures, travel expenses declined $1.9 million and $3.6 million in the third quarter and the first nine months of fiscal 2009 compared with the same periods in fiscal 2008. Commission expense decreased $815,000 and $3.1 million, respectively, in the third quarter and first nine months of fiscal 2009 when compared with the comparable periods in fiscal 2008. All other major expense categories have also declined year-over-year. These savings have been somewhat offset by the write-off of two customer accounts receivable, totaling approximately $3.6 million and which included the write-off of a major tool sale to a customer that filed for insolvency protection in a German court.

Research and Development

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Research and development	$5,924	$7,917	$20,101	$21,843
Percentage of net sales	18.7%	11.8%	21.8%	12.2%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product research and development efforts. Fiscal 2009 R&D expense decreased approximately $2.0 million and $1.7 million when compared with the third quarter and first nine months of fiscal 2008.

Employment costs decreased approximately $1.4 million and $3.1 million in the third quarter and first nine months of fiscal 2009 as compared with the third quarter and first nine months of fiscal 2008 as we implemented cost savings measures in response to the worldwide economic crisis. Depreciation expense increased by approximately $223,000 and $1.3 million in the quarterly and year-to-date comparative periods as we replaced older technology tools in our demonstration laboratories with new technology tools in order to support our customers’ development efforts. Prototype expense increased by approximately $1.0 million in the first nine months of fiscal 2009 primarily because we wrote-down two experimental tools to net realizable value from our work-in-process inventory. We continue to work on a number of leading edge projects including on-going development of porous silicon and texturing applications for enhanced reflectivity for the solar industry and next-generation solar cells.

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

Downsizing Costs

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Downsizing costs	$137	$--	$2,549	$--
Percentage of net sales	0.5%	--%	2.8%	--%

In November 2008 and January 2009, we announced and implemented plans to align our cost structure closer to then-current business activity levels. On a combined basis, the cost reduction plans consisted primarily of a 35% reduction in our worldwide work force, salaried staff pay cuts, reduced working hours and overtime, mandatory leave, temporary suspension of company-paid 401(k) plan matching and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $137,000 and $2.5 million, respectively, were reported as a separate component of operating expenses in our fiscal 2009 third quarter and first nine months. All costs related to the downsizing plan have been incurred and we expect that the $164,000 liability for unpaid involuntary termination costs will be extinguished by the end of the fourth fiscal quarter.

Compared to the fourth quarter of fiscal 2008, we are saving approximately $13 million to $14 million per quarter. Net of downsizing costs, we have realized savings of approximately $15 million and $32 million in the third quarter and first nine months of fiscal 2009. These cost savings are reported in gross margin and operating expenses in the Condensed Consolidated Statements of Operations. We will continue to monitor the need for additional cost savings and implement cost reduction measures as needed.

Gain on Sale of Assets

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Gain on sale of assets	$(405)	$--	$(405)	$--
Percentage of net sales	(1.3)%	--%	(0.4)%	--%

We sold an aircraft during the third quarter of fiscal 2009 for approximately $1.5 million and recognized a gain on the sale of approximately $253,000. We also sold a storage facility located near Kalispell, Montana during the third quarter of fiscal 2009 for approximately $200,000 and recognized a gain on the sale of approximately $152,000.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)		(In thousands)
Interest income	$19	$56	$79	$203
Interest expense	(219)	(118)	(565)	(342)
Foreign exchange gain (loss)	(95)	(345)	(124)	318
Other	(64)	133	(134)	453

Total other income (expense), net	$(359)	$(274)	$(744)	$632

Other income (expense), net decreased $85,000 to a net other expense of $359,000 in the third quarter of fiscal 2009 as compared with a net other expense of $274,000 in the third quarter of fiscal 2008. Year-to-date, other income (expense), net decreased $1.4 million from a net other income of $632,000 to a net other expense of $744,000. We determined that the one million shares acquired as an investment security in a sales transaction in fiscal 2008 had experienced an Other-than-temporary impairment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Investments in Certain Debt and Equity Securities” (SFAS No. 115) when the issuer of the security filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and was subject to delisting from the NASDAQ Stock Market. Accordingly, in fiscal 2009, we revised our cost basis in the investment to zero by writing off $380,000 to Other expense. Foreign exchange gains and losses on intercompany balances held in Yen and Euros were primarily responsible for the balance of the change.

Income Taxes

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)		(In thousands)
Income tax provision (benefit)	$(572)	$1,271	$(9,846)	$2,360

Our estimated effective tax rate for fiscal 2009 is 37.5% as of June 30, 2009 as compared to an estimated effective tax rate for fiscal 2008 of 36% as of June 30, 2008. Our fiscal 2009 tax rate was benefited from the extension of the federal research credit.

The first quarter of fiscal year 2009 included a benefit of $1.0 million related to the extension of the federal research credit as it pertains to fiscal year 2008. Legislation to extend the federal research credit was signed into law after the close of our fiscal year 2008; therefore we were unable to recognize the federal research credit in the last three quarters of fiscal 2008. This benefit was partially offset by the quarterly Financial Accounting Standards Board (FASB) Interpretations (FIN) 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (FIN 48) adjustment, resulting in an actual tax benefit of approximately 42% for the first nine months of fiscal 2009.

Backlog and Deferred Revenue

	June 30, 2009	June 30, 2008
	(Dollars in millions)
Backlog	$45.5	$74.9
Percentage change in backlog year-over-year	(39.3)%	47.2%

Deferred revenue	$4.4	$17.8
Percentage change in deferred revenue year-over-year	(75.3)%	71.2%

Approximately 94% of our current backlog is for Raider tools. Deferred revenue decreased $13.4 million at June 30, 2009 as compared with June 30, 2008 primarily related to lower business volumes in fiscal 2009. Current revenue deferrals include all or a part of 17 Raiders as compared with all or a part of 32 Raiders at June 30, 2008. The fiscal 2008 figure includes four Raiders that represented shipments of new tools or to new customer environments requiring full deferral of revenue on those tools whereas the fiscal 2009 figure includes only one shipment of a new tool.

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

Deferred profit, included in our current liabilities, is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses. Deferred revenue is not included in orders backlog. The components of deferred profit are as follows:

	June 30, 2009	September 30, 2008
	(In thousands)
Deferred revenue	$4,412	$13,570
Deferred cost of sales - manufacturing costs	(877)	(4,605)
Deferred cost of sales - warranty and installation costs	(528)	(1,125)
Deferred SG&A expense - commissions	(11)	(114)

Deferred profit	$2,996	$7,726

Stock-Based Compensation

Effective the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-value based method to account for stock-based compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employees’ requisite service period. We have issued both restricted stock awards and stock options. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics that differ from those of publicly traded options.

Total compensation cost for all award types recorded in the third quarter of fiscal 2009 and fiscal 2008, respectively, was $273,000 and $410,000 pre-tax, or $170,000 and $262,000 after tax, an impact of approximately $0.01 per basic and diluted share in both periods. Total compensation cost recorded in the first nine months of fiscal 2009 and fiscal 2008, respectively, was $849,000 and $1.5 million pre-tax, or $531,000 and $937,000 after tax, an impact of approximately $0.02 and $0.03 per basic and diluted share.

Liquidity and Capital Resources

Fiscal 2009

Cash provided by operating activities was $20.9 million in the first nine months of fiscal 2009. Key components of the change in cash provided by operating activities are as follows:

Sources of Cash:

  Trade receivables provided $46.5 million in cash, as collections outpaced shipments;
  Inventories declined $11.7 million as we focused our efforts on using on-hand inventory and slowed down spending for raw materials in response to current business volumes; and
  Customer advances increased a net $2.4 million primarily as a result of advance payments received from two customers that pushed out shipment dates.

Uses of Cash:

  Accounts payable decreased $12.4 million as we continued our regular pay down of payables while also slowing our inventory purchases;
  We reported a net loss of $13.7 million and a decline in income taxes payable of $2.8 million directly related to the net loss;
  Accrued payroll and related benefits decreased $3.6 million as result of our cost reduction measures; and
  Deferred profit decreased $4.7 million and accrued warranty decreased $2.8 million as a result of lower business volumes.

Investing activities in the first nine months of fiscal 2009 included $701,000 in purchases of factory equipment and other property. We invested an additional $3.4 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment. We also invested a net amount of $414,000 in our patent portfolio.

Financing activities in the first nine months of fiscal 2009 provided cash of $10.8 million including a net $11.8 million draw on our revolving line of credit which was partially offset by repayments on long-term debt of $962,000.

Fiscal 2008

Cash used by operating activities improved $8.6 million from $12.8 million at the end of our second quarter fiscal 2008 to $4.2 million in cash used by operating activities at the end of our third quarter fiscal 2008. The key components of the change in cash provided by operating activities are as follows:

Sources of Cash:

  Net income and non-cash operating activities, including depreciation and stock-based compensation expenses totaled $14.0 million;
  Income taxes payable increased $2.7 million from unrecognized tax benefits recorded as part our implementation of FIN 48 in the first quarter of fiscal 2008;
  Deferred profit increased $2.6 million, accounts payable increased $2.1 million and accrued warranty increased $1.9 million in response to higher sales volumes; and
  Accrued payroll and related benefits increased $1.9 million due to increased staffing levels to support higher business activity levels.

Uses of Cash:

  Trade receivables increased $16.5 million. In the third quarter fiscal 2008, collections exceeded shipments by $8.6 million; and
  Inventory grew $13.9 million primarily related to an increase in the number of tools placed with customers for evaluation and with technology partners. Year-to-date fiscal 2008, work-in-process inventory grew to support higher order volumes.

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

As of June 30, 2009, our principal sources of liquidity consisted of approximately $44 million of cash and cash equivalents, including $15.0 million drawn on our $30.0 million revolving line of credit. The credit facility is with Wells Fargo Trade Bank (Trade Bank) and bears interest at the bank’s prime lending rate, 3.25% as of June 30, 2009, or at our option, LIBOR plus 2.25%, or 2.85% as of that date. During the second quarter of fiscal 2008, we amended the credit agreement with Wells Fargo, extending the expiration date of the credit facility and redefining two of the financial covenants. The revolving credit line now expires on March 1, 2010. The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial covenants. If we were to default on the credit agreement, the bank could accelerate payment of any advances outstanding under the credit agreement. In addition, the availability of funds requires compliance with certain financial covenants, including a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio, and a maximum borrowing limit based on trade receivables.

We have been in discussions with the Trade Bank regarding our compliance with the Funded Debt to EBITDA covenant.  There exists an ambiguity in interpretation which is unresolved, but which if interpreted as noncompliance with the covenant, would allow the Trade Bank to notify us that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan.  The bank has not provided us with any notice of default (which is also subject to a right of cure within twenty calendar days of the notice).  In view of this ambiguity in interpretation, we do not anticipate being able to request further advances under the Credit Agreement until this matter is resolved.  If interpreted in favor of the Trade Bank, there would be a Funded Debt to EBIDTA ratio requirement of not more than 2:1 as of June 30, 2009 (EBITDA for the trailing twelve-month period ending June 30, 2009 was a negative number).  We continue to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances.

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

There were no changes to our critical accounting policies and estimates in the first nine months of fiscal 2009 other than our adoption of certain accounting pronouncements including SFAS No. 157, “Fair Value Measurements” and its related FASB Staff Positions (FSP’s), SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to SFAS No. 133” (SFAS No. 161) and FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1).

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. As allowed by FSP SFAS No. 157-2, we elected to delay the adoption of SFAS No. 157 for non-financial assets for one year. We adopted SFAS No. 157 for financial assets in the first quarter of fiscal 2009 and FSP FAS 157-4 “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” in the third quarter of fiscal 2009. The adoption of this statement and related FSP’s did not impact our consolidated results of operations and financial condition. Please refer to note 3 in our Notes to Condensed Consolidated Financial Statements to view the impact on our disclosures.

In the first quarter of fiscal 2009, we adopted SFAS No. 159, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of June 30, 2009, we have not elected the fair value option for any financial assets and liabilities that were not previously measured at fair value.

We adopted SFAS No. 161 in the second quarter of fiscal 2009. This statement requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. Please refer to note 4 in our Notes to Condensed Consolidated Financial Statements to view the impact on our disclosures.

We adopted FSP FAS 107-1 in the third quarter of fiscal 2009. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Please refer to note 3 in our Notes to Condensed Consolidated Financial Statements to view the impact on our disclosures.

For further information about other critical accounting policies, please refer to the discussion of critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2008.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy) and replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, we will adopt SFAS No. 168 in the fourth quarter of fiscal 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except for newly-issued FASB Statements that have not yet been added to the codification. Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification will be deemed nonauthoritative. We are currently evaluating the impact of SFAS No. 168 on our consolidated financial statement disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167), which replaces the quantitative-based risk and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity (VIE) with an approach that requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS No. 167 expands the disclosure requirements for enterprises with a variable interest in a VIE. SFAS No. 167 is effective for fiscal years and interim periods within those fiscal years beginning after November 15, 2009, with early adoption prohibited. Accordingly, we will adopt SFAS No. 167 in the first quarter of fiscal 2011. We do not expect the adoption of SFAS No. 167 to have a material impact on results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). The standard removes the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. SFAS No. 166 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for fiscal years and interim periods within those fiscal years beginning after November 15, 2009, with early adoption prohibited. Accordingly, we will adopt SFAS No. 167 in the first quarter of fiscal 2011. We do not expect the adoption of SFAS No. 166 to have a material impact on results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. SFAS No. 165 requires us to disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. Accordingly, we adopted SFAS No. 165 this quarter and the adoption did not have a material impact on our disclosures.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. We are required to adopt FSP FAS 141(R)-1 in the first annual reporting period beginning on or after December 15, 2008. Accordingly, we will adopt FSP FAS 141(R)-1 in fiscal 2010. FSP FAS 141(R)-1 will only impact us if we are involved in a business combination.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion on changes in valuation techniques. We are required to adopt FSP FAS 157-4 in the third quarter of fiscal 2009. It must be applied prospectively and retrospective application is not permitted. Accordingly, we adopted FSP FAS 157-4 in the quarter ending June 30, 2009. The adoption of this FSP did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. We are required to adopt FSP FAS 107-1 in interim periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures for periods ending after initial adoption. Accordingly, we adopted FSP FAS 107-1 in the period ending June 30, 2009. The adoption of this FSP did not have a material impact on our disclosures.

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

As of June 30, 2009, we had approximately $10.6 million in long-term debt and $15.0 million in short-term debt. Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. Our short-term debt bears interest at the bank’s prime lending rate, 3.25% as of June 30, 2009, or at our option, LIBOR plus 2.25%, or 2.85% as of that date. We believe that a 10% change in the long-term or the short-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies. We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts. At June 30, 2009, we held forward contracts to sell Japanese Yen with a total face value of $3.3 million and a total market value of $3.7 million and a total unrealized future loss of approximately $400,000. The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen. The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Date: August 7, 2009	SEMITOOL, INC. (Registrant) By:/s/Larry A. Viano —————————————— Larry A. Viano Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)