Form 10-K
period 2009-09-30
SEMITOOL INC
filed 2009-12-14
CIK 934550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2009 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $63,113,197.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 1, 2009 was 32,873,266.

DOCUMENTS INCORPORATED BY REFERENCE

None

SEMITOOL, INC.

Index to Annual Report on Form 10-K
Year Ended September 30, 2009

PART I

Introduction – Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K which are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are all statements other than those of historical fact, and sometimes can be identified by the use of prospective or presumptive language such as “intend,” “plan,” “expect,” “will,” “may,” “should,” “could,” and words of similar meaning or context. These forward-looking statements are based on management’s estimates, projections and assumptions based on information known to management at the time the statements are made.  Forward-looking statements in the discussion of our business, properties and legal matters include, without limitation, statements regarding:

•
trends in the semiconductor industry that are driving demand for our products, including the adoption of single-wafer 300mm processing, adoption of copper as an interconnect material, spray processing supplanting immersion technologies and the continued expansion of the wafer level packaging market;

•
Semitool’s solutions and strategies for electrochemical deposition, surface preparation and wafer level packaging, including our intent to continue investing in research and development to maintain and expand our position as a technology leader in those markets;

•
our plan to develop new technologies, including porous silicon, 3-D packaging, wafer thinning and solar market applications for our processes and equipment, to enable us to enter emerging markets and provide innovative solutions;

•
our plan to leverage our Raider platform with both our current and potential new customers and in new markets and our expectation that revenue from our Raider platform will continue to account for a significant portion of our revenue;

•	our plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with other semiconductor device manufacturers;
•	our intent to match our sales and support organization to market opportunities in Asia, and the potential for growth in those markets;
•	the performance and acceptance of our products, including the continued technological improvement of our tools and the success of our Raider platform;
•	manufacturing strategy, including our vertical manufacturing structure and manufacturing strategies for increasing performance reliability and yields while reducing the cost of ownership of our tools;
•	competition, including our ability to compete favorably with companies significantly larger than we are;
•	our efforts to protect our intellectual property portfolio and intent to continue to file patent applications to protect that intellectual property;
•	the adequacy of our existing manufacturing facilities;
•	the ability to maintain our worldwide sales, service and customer support organizations;
•	the impact of litigation on our business, including patent disputes; and
•	the impact of the recent turmoil in the world’s economies on our business.

Other forward-looking statements made below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere include statements relating to:

•	accounting policies and estimates and the effects of new accounting standards;
•
research and development expenses, including expected fluctuations in such expenses in absolute dollar amounts and as a percentage of net sales, and our expectation of continued funding of research and development to attain technology leadership in our industry;

•	estimates of capital expenditures and the sufficiency of funds and sources of financing to make expected capital expenditures through fiscal 2010;
•
the sufficiency of funds and the ability to finance activities, including sources of liquidity and the availability of the funds for borrowing under the debt covenants contained in our revolving credit line;

•
our expectation that existing debt financing arrangements and cash flows generated from operating activities will be sufficient to fund operations and planned capital expenditures through fiscal 2010; and

•	our estimated effective tax rate.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements.  Some of these risks and uncertainties are described under the heading “Risk Factors” (refer to Part I, Item 1A) and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Important Note
On November 16, 2009, Semitool, Inc., entered into a definitive agreement to be acquired by Applied Materials, Inc.  If the transactions contemplated by the agreement are completed, the Company’s status as a reporting company will cease and the Company will have merged into a wholly-owned subsidiary of Applied Materials. Except as otherwise expressly noted, all statements and information in this filing presume our continuation as an independent company which will not be the case if we are acquired by Applied Materials.

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

Semitool, Inc., a Montana corporation, was founded in 1979 and is headquartered in Kalispell, Montana. Our mailing address is 655 West Reserve Drive, Kalispell, MT 59901 and our telephone number is 406-752-2107. Additional information about the Company is available on our website at http://www.semitool.com. On our Investor Relations page on our website, we post our filings as soon as practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our own Investor Relations web page are available to be viewed free of charge. Information contained on our website is not part of, and is not incorporated into, this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. Our filings also are available at the Securities and Exchange Commission’s website at http://www.sec.gov. Any materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

Industry Background

Growth in the semiconductor industry is driven by the global demand for semiconductor devices that are incorporated in an ever increasing array of electronic devices such as netbooks, smart phones, network servers, digital televisions, MP3 players, video game players, GPS devices and digital cameras to name a few.  The market for semiconductor equipment used to fabricate semiconductor devices has also experienced significant growth, driven by greater demand for, and increasingly higher performance of, semiconductor devices.  Though subject to a high degree of cyclicality due to periods of excess supply or demand for semiconductor equipment, semiconductor devices and semiconductor fab capacity utilization, the market for semiconductor equipment is characterized by rapid technological development and product innovation.  As a result, to meet new technological advancements, semiconductor device manufacturers may purchase new semiconductor equipment despite the timing of the market cycle.  Likewise, capital expenditures can be delayed or cancelled quickly due to market or macro-economic conditions.

Semiconductor Manufacturing Process Overview

Semiconductor devices can consist of over a billion nanometric transistors and other components that electronically store information and allow the execution of instructions used to operate electronic devices.  Fabrication of ICs involves hundreds of complex and repetitive process steps, involving an array of sophisticated manufacturing equipment, chemical media, and materials.  The fabrication process includes, among others, the deposition of multiple layers of dielectric or insulating films and electrically conducting metal films.  After the deposition of each film layer, the fabrication process continues with repeated cleaning, stripping and etching processes to prepare the surface for the next process.  When completed, the wafer may contain several hundred ICs, which, traditionally, are then separated by a dicing process.  The ICs are then packaged by connecting them to pins using metal wire contacts and encapsulated in a polymer plastic case.  In an effort to reduce the size of packaged ICs, some manufacturers are using newer wafer level packaging techniques, which allow for attaching each IC to its package prior to dicing the wafer.  With the use of Through Silicon Vias (TSVs), chips can be stacked upon each other to provide more computing process in a compact space.  Once diced, the packaged semiconductor device can then be used in electronic products, such as cellular phones or other electronic devices.

Cleaning, stripping, etching or otherwise preparing the wafer surface, are steps repeated throughout the semiconductor fabrication process as well as in the wafer level packaging process.  These processes are important, since the integrity of the next process depends on the effectiveness of prior cleaning, stripping, or etching steps.  Immersion and spray are two fundamental means by which surface preparation wet process steps are performed. Immersion processes, or wet benches, are a series of chemical baths in which wafers are immersed.  The wafers are transported from a wet chemical tank to another tank by robots or human operators.  In contrast, spray delivery systems subject wafers to sequential spray applications of chemicals inside an enclosed process chamber, where the chemical is brought to the wafers which are spinning on axis.  Spray systems can be configured to process wafers in a batch or single wafer mode.  Single-wafer processor systems can provide a combination of spray and immersion processes.

An IC’s interconnect wiring provides the means for electric current to flow from the IC’s transistors to external devices.  Interconnects are formed by the deposition of metal film layers, such as copper, into trenches and vias on the surface of a wafer.  The deposition step occurs numerous times throughout the manufacturing process, with advanced ICs possessing ten or more metal film layers.  As device dimensions continue to shrink, the connections between transistors add noticeably more delay to IC processing speeds, due to the intrinsic resistance and capacitance of the interconnect material.  Copper is the material of choice in such situations and practically all 300mm fabs use copper plating equipment.  However, copper, unlike aluminum, is difficult to handle and must be kept from direct contact with the silicon wafer as it will diffuse into the silicon.  This will ruin the devices on the wafer and could potentially contaminate an entire fab.  As a result, copper-based manufacturing requires more critical surface preparation steps and special processing techniques to provide complete isolation of the copper material.

Trends in Semiconductor Manufacturing

There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

Smaller Device Features for Lower Cost and Higher Performance. Semiconductor devices have historically followed Moore’s Law which states that approximately every two years the amount of transistors on a device doubles, allowing semiconductor manufacturers to build twice the computing power into the same space. The inexorable goal of creating more advanced electronics applications drives the industry’s transition to smaller device features, enabling lower cost, as more ICs can be fabricated on each wafer. As the industry moves to 32 nanometer feature sizes and below, the IC fabrication process becomes significantly more complex, requiring more stringent manufacturing specifications and reducing acceptable margins of error.  In particular, the fabrication process becomes more susceptible to ever smaller particles, requiring the use of more advanced surface preparation equipment to reach acceptable yields.  Also, manufacturing smaller IC interconnects requires the use of equipment specifically designed for copper deposition.

New Materials to Fabricate More Advanced Semiconductor Devices. The need to fabricate increasingly advanced semiconductor devices has led to more complex manufacturing processes that use new materials, such as low-k dielectrics and copper to form an IC’s interconnect wiring.  The use of copper, in particular, presents significant processing challenges to prevent copper contamination which reduces yield even when measured in parts per billion.  To address these challenges, specialized processes have been developed to provide better isolation of copper materials on the wafer, including dual-damascene, barrier layer formation, and new cleaning processes to remove unwanted copper.  These complex processes require the use of computerized automated equipment for the precise deposition of copper material.  Additionally, the introduction of new materials requires a higher number of surface preparation steps to provide high yields.

Move to Single-Wafer Processing Technologies for Enhanced Surface Preparation. The industry shift toward smaller device dimensions, new materials and 300mm wafer processing has driven the need for more advanced surface preparation technologies and process equipment.  In particular, 300mm is causing a move to single-wafer processing as the process can be controlled more precisely compared to wet bench technology.  For example, single-wafer spray processing is increasingly being used instead of wet benches due to its greater process control, reduced footprint, reduced manufacturing cycle time, reduced chemical consumption and now greater throughput.  Fab BEOL processes, where the interconnect wiring is placed on the wafer, have already made the transition from being primarily batch processes to single-wafer processes for the more advanced devices.  FEOL processes, which fabricate the devices’ transistors, are starting to transition from batch to single wafer.

Wafer Level and Other Advanced Packaging Enable Smaller Portable Products. Wafer level packaging, is being deployed by the industry for the manufacture of smaller portable products such as GPS devices, MP3 players and mobile phones to name a few.  This advanced packaging is an enabling technology for the semiconductor industry, as it allows the integration of more computing and information processing power in a smaller space than conventional packaging technology.  Advanced packaging uses fabrication processes similar to IC fabrication and includes, among others, ECD for connective solder or gold bumps, photoresist stripping and under-bump metal etching.  The packaging method allows for more efficient 3-D device mounting, or chipstacking, to further reduce the device’s footprint.

Emerging Need for 3D Chipstacking Driven by the Demand for Smaller Portable Devices. The desire for smaller, lighter and more power efficient devices has led to stacking in the same package.  The devices are electrically connected to provide an integrated, multi-functional device in a small footprint.

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

Technology Leadership. We are able to leverage our extensive expertise in wet chemical processing and over 30 years of experience building and supporting production-proven semiconductor manufacturing equipment.  We utilize advanced modeling techniques in the design of our process chambers to address an increasingly complex manufacturing process.  We have a strong intellectual property portfolio with 374 U.S. patents issued and approximately 101 U.S. patents pending.

Comprehensive Product Portfolio. We provide a broad suite of advanced and innovative processing chambers for surface preparation and ECD application.  These chambers are incorporated into our single-wafer platform and into our batch processing tools.  We design a variety of chambers to optimize performance of each of the different processes we address.

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

Vertically-Integrated Manufacturing and Design Capabilities. Our manufacturing operations are selectively vertically integrated to include metals and plastics fabrication and finishing capabilities, component manufacturing and final product test and assembly and extensive product development capabilities.  Our facilities feature high-volume manufacturing lines that provide short lead time delivery of our products.  In addition, we perform product development and prototyping internally. This strategy reduces our products’ time to market and helps lower our design and manufacturing costs.

Strategy

Our objective is to be the leading worldwide provider of wet chemical processing equipment, targeting wafer surface preparation and ECD applications.  To achieve this goal, we are pursuing the following strategies:

Target Innovative, High-Margin, High-Growth Opportunities with Differentiated Products. Our strategy is to be the first to enter new, high-growth markets with differentiated products.  This strategy has provided us with early market and technology leadership and enabled us to achieve strong gross margins.  For example, we were among the first to target the rapidly-growing wafer level packaging and ECD markets and will continue to do so as we develop processes and equipment for 3D chipstacking.

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

Integrate Design and Manufacturing Expertise. Our strategy is one of close integration of design and manufacturing, coupled with selective vertically-integrated manufacturing to achieve innovative solutions, cost and quality advantages and to reduce the time to market for new products and product enhancements.  We believe that the close coordination of our engineering and manufacturing teams provides us with an advantage in quickly developing new products as well as improving the design of our current products to increase performance, reliability and manufacturing yields while reducing costs.  Additionally, our control over selective critical components reduces our dependence on component suppliers.

Leverage Strategic Relationships. For over 30 years, we have focused on satisfying the needs of worldwide semiconductor device manufacturers and establishing long-term relationships with our customers.  We work with select customers and other suppliers to the semiconductor equipment industry at the concept and design stages to identify and respond to customer requests for current and future generations of products.  These close working relationships allow us to understand and address the performance and cost expectations of our customers.  We plan to enhance our relationships with our major customers and identify opportunities to develop similar relationships with additional semiconductor device manufacturers.

Asian Market Presence. During the past several years we have expanded our presence in Asia.  We currently have sales organizations in Singapore, Japan, Taiwan, Korea and China, and long-term, we intend to match our sales and applications support organization to market opportunities in that region.  We believe that Asia has the potential for additional significant long-term growth.  Our sales, marketing and service strategy is to expand our installed base of equipment with existing and potential new customers in this region.

Technology

We are a leader in the design and development of advanced wet chemical processing equipment.  We leverage our years of experience in designing and manufacturing production-proven semiconductor fabrication equipment to deliver solutions that enable the production of increasingly higher performance semiconductor devices.  We have several key technological core competencies, including advanced computational modeling, and have assembled a development team with extensive engineering and modeling expertise to capitalize on these competencies.

Our surface preparation systems incorporate our innovative cleaning technology, such as our HiDRIS cleaning chamber used to remove high dose ion implant photoresist from the surface of the wafer.  We have also developed porous silicon chambers for use in nano-technology mems devices and solar applications.

For electroplating applications, we leverage our advanced modeling techniques in the design of our proprietary copper pellet anode assemblies and membrane technology to provide low cost copper to the flash and memory device markets.  Our multiple anode assemblies enable radially controlled current density during the electroplating process, leading to a more controllable process for depositing copper film on the surface of a wafer allowing the optimal match of the copper film to the planarization characteristics of the downstream CMP process step.  For the smallest structure size devices, our seed layer enhancement process enables excellent via fill to fix nonconformities encountered during the PVD copper seed Iayer process.

Products

Our broad product suite of innovative processing systems leverages our core wet chemical processing expertise and our years of experience in manufacturing and supporting production-proven semiconductor manufacturing equipment.  Our primary wet chemical processing solutions are multi-chamber single-wafer and batch cleaning, stripping and etching equipment and single-wafer plating equipment, primarily for the deposition of copper, lead or lead-free solder.  We operate in one segment with net sales of $139.0 million, $238.6 million and $215.2 million for fiscal 2009, 2008 and 2007, respectively.  Additional information regarding our income and assets can be found in the financial statements included under Item 8 below.

Surface Preparation Products

Our multi-chamber, single-wafer processing systems for wet cleaning, stripping and etching are designed with a linear arrangement of the processing chambers for high volume production and, like our ECD chambers, utilize the Raider platform.  The platform modularity reduces downtime and increases wafer throughput providing the customer with an overall lower cost of ownership.  These systems are available to accommodate 200mm and 300mm wafer sizes.  Selling prices for these single-wafer surface preparation products range from approximately $900,000 to $2.4 million.

Our batch systems for wet cleaning, stripping and etching applications include semi- and fully-automated systems and use our proprietary spray technology to deliver chemicals, de-ionized water and gases to the wafer surface in an enclosed chamber.  The wafers are rotated, on axis, and are showered by a sequenced spray of chemicals and de-ionized water followed by heated nitrogen gas to dry the wafers.  This technology enables precise and uniform application of process chemicals and enhances process reliability and cost effectiveness through reduced particle contamination and process cycle time.  Our cost-effective ozone and de-ionized water-based cleaning process, called HydrOzone, is available on selected systems.  This environmentally friendly process can replace traditional processes using sulfuric acid and other hazardous chemicals resulting in lower costs, reduced process cycle time, reduced water consumption, and can minimize chemical disposal costs.  These systems are available to accommodate 150mm, 200mm and 300mm wafer sizes in up to 50 wafer batches.  Selling prices for these systems range from approximately $20,000 to over $1.6 million.

RAIDER SP

Our Raider platform is a multi-chamber, single-wafer platform that provides a high degree of control over surface preparation applications.  Our proprietary platform is designed in a linear configuration, coupled with our robotic technology, allowing for up to 14 interchangeable process chambers.  The flexibility of its linear design makes it one of the most versatile wet cleaning, stripping and etching platforms in the industry.  The tool can be equipped with our proprietary Capsule chambers, which allows side-selectable processing.  In addition, the system can also be equipped with spray, immersion, megasonic, or vapor process chambers.  Applications include wafer backside, bevel-edge clean for removal of unwanted copper and other contaminates, post-etch polymer removal, critical pre-deposition cleans, metal etching and FEOL cleans. The Raider SP is available to accommodate 200mm and 300mm wafer sizes.

SPECTRUM

The Spectrum is an advanced automated batch processing system for cleaning, stripping and etching applications.  Its compact modular design features high throughput, flexible process formats and precise control combining to provide low cost of ownership.  In addition to our proprietary spray processing modules, the Spectrum can be equipped with immersion and surface tension gradient dry capabilities.  It can be configured to use either acids, solvents or our proprietary HydrOzone-based processes for polymer removal, photoresist strip and critical cleaning applications.  The Spectrum is available to accommodate both 200mm and 300mm wafer sizes.

Spray Acid Tool (SAT), Spray Solvent Tool (SST), Spin Rinser/Dryer (SRD), SCEPTER

The SAT and SST are manually loaded semi-automated systems for performing sequential processing of 25 wafers per spray process chamber.  They are designed for wafer processing using high purity acidic, alkaline and solvent based chemistries to achieve a wide array of cleaning, stripping and etching applications.  These systems can be equipped with up to three 200mm process 25 wafer chambers and are ideal for medium to low production volumes and research and development activity.  The SRD is a high efficiency cleaning system utilizing de-ionized water to remove water-soluble contaminants, chemical residue and particulate matter.  It is available to accommodate substrates sizes up to 300mm or larger in diameter.  The Scepter series is an advancement of these semi-automated products that offers double the productivity of the 25 wafer capacity tools by processing 50 wafers at a time in nearly the same system footprint.  The Scepter can process wafer sizes up to 200mm in diameter.

Electrochemical Deposition Systems

Our single-wafer ECD systems incorporate proprietary electroplating technology on a multi-chamber Raider platform typically populated with 10 to 14 chambers.  ECD applications include copper interconnect for logic and memory ICs, gold bumps for high speed communication ICs, lead and lead-free solder bumps for advanced wafer level packaging and Through Silicon Via plating for 3-D chipstacking applications.  Our leading single-wafer design is modular, with process chambers arranged in a linear orientation, providing flexibility in system configuration.  These systems generally include a combination of ECD and surface preparation process chambers to address a customer’s specific application.  These systems are available to accommodate wafer diameters from 100mm to 300mm and can be scaled for customers’ capacity requirements.  Selling prices of these typically range from approximately $500,000 to $5.0 million.

RAIDER ECD

The Raider ECD is an automated, multi-chambered platform that processes a single wafer per chamber to provide for high volume ECD.  The specific configuration of its multiple processing chambers is determined by whether the tool is to be used for interconnects or advanced packaging.  For copper interconnect, several process steps can be integrated onto a single system such as ECD seed layer enhancement, ECD plating fill, wafer backside clean, bevel-edge clean, film thickness metrology and rapid thermal anneal. Our proprietary concentric anode chamber design, coupled with our model-based plating controller, allows the user to optimize plating profiles for downstream operations such as better matching of film characteristics to planarization (CMP) equipment, resulting in yield improvements and reducing expensive CMP costs.  Our cleaning chambers are integrated into the tool for bevel-edge and backside copper cleaning to eliminate copper contamination.  The modularity of the platform provides our customers with the flexibility to configure the chamber mix to meet their specific needs.  Additionally, our Advanced Chemical Management System, or ACMS, an automated electroplating bath control unit, can be fully integrated with the Raider ECD systems.  The ACMS maintains the desired chemical balance in the plating baths by automatically analyzing and replenishing the chemical constituents using our proprietary technology and typically services two ECD systems.  The primary applications for the Raider ECD are copper, gold, nickel, platinum and solder depositions. It is available to accommodate 200mm and 300mm wafer sizes.

Customers, Sales and Marketing

Our customers include leading global semiconductor manufacturers.  The following is a representative list of our largest customers in fiscal 2009:

Advanced Semiconductor Engineering	FormFactor	NEC
Amkor	Global Foundries/AMD	Samsung
Anadigics	IMEC	Seagate
Bosch	Inotera	Silex
CEA Leti	Micron	STATS ChipPAC
Elpida Memory	Nanya Technology	Taiwan Semiconductor Mfg. Co.
Fairchild Semiconductor	National Semiconductor	Texas Instruments

Our top ten customers accounted for 48.2%, 56.0% and 67.8% of net sales in fiscal 2009, 2008 and 2007, respectively.  Seagate and Amkor accounted for 11.6% and 10.4%, respectively, of net sales in fiscal 2008.  Advanced Micro Devices and Micron/IM Flash accounted for 23.8% and 10.2%, respectively of net sales in fiscal 2007.  No single customer accounted for 10% or more of net sales in fiscal 2009.

International sales, primarily in Europe and Asia, including Japan, accounted for approximately 74.5%, 71.4 % and 62.5% of net sales for fiscal 2009, 2008 and 2007, respectively.  We have direct sales and customer support organizations located in the United States, Europe, Japan, Singapore, Korea, Taiwan, China and Philippines and for some products, we utilize on a selective basis both independent representatives and distributors.

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

Backlog and Deferred Revenue

Consolidated orders backlog was $69.8 million as of September 30, 2009 and $54.5 million as of September 30, 2008. We include in backlog those customer orders for which we have written customer authorization and for which shipment is scheduled within the next 12 months.  Orders are subject to cancellation or rescheduling by customers with limited or no cancellation fees.  During periods of downturns in the semiconductor industry, we have experienced significant customer cancellations and requested delays in delivery.

Our deferred revenue primarily relates to equipment shipped to customers that has not been accepted by the customer.  Revenue on those shipments is recognized as sales when acceptance is received.  As of September 30, 2009, deferred revenue was $4.8 million.

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

In fiscal 2006, we increased our manufacturing capacity with the purchase of a 72,000 square foot facility near Kalispell.  This building contains our fabrication departments and provides more space for the assembly area in our main facility.  In fiscal 2006, we also completed our facility in Salzburg, Austria which has space for manufacturing and upgrading used products.  In fiscal 2007, we completed a 10,000 square foot expansion of a refurbishing facility at our Rhetech subsidiary.

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

Research and development, which is expensed as incurred, was approximately $25.6 million, $30.4 million and $27.1 million in fiscal 2009, 2008 and 2007, respectively.  As a percentage of our net sales, these expenses represented approximately 18.4%, 12.8% and 12.6% in each of these fiscal years, respectively.  We continue to work on a number of leading edge projects including on-going development of porous silicon for the solar industry, flow batteries, FEOL cleaning applications, wafer edge cleaning processes, deep via and Through Silicon Via applications, high volume Through Silicon Via and wafer level packaging production and others.

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

We place a strong emphasis on the innovative features of our products and, where available, we generally seek patent protection for those features.  We currently hold 374 U.S. patents, some with pending foreign counterparts, have approximately 101 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. We have had an active patent program since the Company’s inception; consequently, the duration of our patent portfolio is staggered due to various initial filing dates for individual patents.  Our patent portfolio is not dominated by any particular patents.  We consider the strength of the overall portfolio to be more important than the strength of any particular patent. In fact, many patents are part of our “patent families” and it is difficult, if not impossible, to make any assessment regarding the “materiality” of one patent in that family over another.  Even if a patent is not used offensively to prevent a competitor from practicing the same art, it may still provide a deterrent against a competitor’s potential patent infringement claim against us.

Employees

As of September 30, 2009, we had 826 full-time and temporary employees worldwide.  Our employees are not represented by a labor union, and we have never experienced a work stoppage or strike.  We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table identifies the current executive officers of Semitool, the positions in which they serve, and the year in which they began serving in their respective capacities.

Name	Age	Position
			Since
Raymon F. Thompson (1)	68	Chairman and Chief Executive Officer	1979
Larry E. Murphy (2)	50	President and Chief Operating Officer	2004
Larry A. Viano (3)	55	Vice President and Chief Financial Officer	2003
Timothy C. Dodkin (4)	60	Executive Vice President	2003
Richard C. Hegger (5)	53	Vice President, General Counsel and Secretary	2005
Herbert Oetzlinger (6)	42	Vice President, Sales (Europe)	2008
Klaus H. Pfeifer (7)	51	Vice President, Copper Interconnect and BEOL Cleans	2009
Richard P. Schuster (8)	53	Vice President, Global Service	2002
Paul M. Siblerud (9)	50	Vice President, Advanced Packaging	2005
James L. Wright (10)	46	Vice President, Manufacturing	2006
___________

(1) Raymon F. Thompson founded Semitool in 1979 and serves as our Chairman and Chief Executive Officer. In 1979, Mr. Thompson designed, patented and introduced the first on-axis spin rinser/dryer for the semiconductor industry.

(2) Larry E. Murphy joined us in May 2004 as our Chief Operating Officer and has served as our President since April 2005.

(3) Larry A. Viano joined us in 1985 and has held various positions with the Company since then. Mr. Viano has served as our Vice President, Chief Financial Officer since May 2003. He also serves as our Principal Accounting Officer.

(4) Timothy C. Dodkin has been employed by us since 1985 and has served on our Board of Directors since 1998. Mr. Dodkin has held a number of sales-related positions including Senior Vice President, Global Sales and Marketing and, since June 2003, has served as Executive Vice President.

(5) Richard C. Hegger joined us in 2000 as our General Counsel and has served as our Secretary since February 2005. Prior to joining the Company, Mr. Hegger worked for a major international law firm and specialized in corporate transactions. He is a graduate of Columbia University School of Law and a member of the bars of Montana, New York and Missouri.

(6) Herbert Oetzlinger joined us in 1988 and has held various positions with the Company since then. Mr. Oetzlinger has served as our Vice President of Sales (Europe) since March 2008.

(7) Klaus H. Pfeifer joined us in 2006 as our general manager of Copper Interconnect. In June 2009, Mr. Pfeifer was promoted to the position of Vice President of the Copper Interconnect and Back End of Line Cleans division. Prior to joining the Company, Mr. Pfeifer was a program manager for copper low-k integration with the interconnect division of SEMATECH and spent 18 years with Philips Semiconductors where he worked with the SEMATECH consortium as program manager of interconnect in advanced dielectrics and metallization.

(8) Richard P. Schuster joined us in 1997 as Director of Global Customer Support. Since 2002, Mr. Schuster has served in the role of Vice President, Global Service.

(9) Paul M. Siblerud joined us in 1998 and has held various positions with the Company since then. Mr. Siblerud has served as our Vice President, Marketing since 2005 and our Vice President, Advanced Packaging since 2008.

(10) James L. Wright joined us in 2003 as our Director of Operations and has served as our Vice President of Manufacturing since March 2006.

The executive officers are elected each year by the Board of Directors to serve for a one-year term of office.  Each of the executive officers identified above is a party to a change of control agreement, and Mr. Murphy is a party to a letter agreement relating to his employment with the Company. Otherwise, none of the executive officers has a contract providing for a term of employment. See Part III for further details on these agreements and arrangements.

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

We have announced our intention to be acquired by Applied Materials and if that transaction is not concluded successfully we may face challenges in growing our business and remaining competitive.

On November 17, 2009 we announced that we had entered into an agreement with Applied Materials, pursuant to which Applied Materials would acquire Semitool, Inc. in a combination tender offer and merger.  We expect the transactions to close in the first or second fiscal quarters of fiscal 2010. However, the transactions are subject to a number of closing conditions, including our shareholders having tendered more than two-thirds of our outstanding common stock in the tender offer, the receipt of certain U.S. and foreign governmental approvals, and that there be no legal impediment to completing the transactions. Were any of these conditions to fail, and a party were to terminate the merger agreement and abandon the transactions, we would expect to face an immediate and significant reduction in the market price of our common stock. Moreover, we may face difficulties in establishing and maintaining long-term relationships with our key customers and suppliers, who may question our long-term willingness and ability to remain independent. Additionally, we may face difficulties in attracting financing on terms we deem reasonable, or at all. Any one or more of these events could have a material adverse effect upon our results of operations, financial condition, and cash flows.

We are facing legal challenges over our decision to enter into the acquisition transactions with Applied Materials.

On or about November 19, 2009, November 30, 2009 and December 4, 2009, three purported class action lawsuits related to the tender offer and the merger, captioned Stationary Engineers Local 39 Pension Trust Fund vs. Semitool, Inc., et al. (Cause No. DV-09-1461(B)), Stern vs. Thompson, et al. (Cause No. DV-09-1513(C)), and Marvel v. Thompson, et al., respectively, were filed in the Montana Eleventh Judicial District Court, County of Flathead, against Semitool, each of Semitool’s directors, Applied Materials and Jupiter Acquisition Sub, Inc. (the plaintiff in the Stationary Engineers Local action then filed an amended complaint on or about November 25, 2009).  Motions for expedited proceedings were filed by the plaintiffs in the first and second actions, respectively, on November 23, 2009 and December 1, 2009, in each case requesting, among other things, that the Court expedite discovery and schedule a hearing on such plaintiff’s proposed motion for a preliminary injunction no later than December 17, 2009, the currently scheduled Expiration Date of the tender offer.  A hearing on the motion for expedited proceedings in the Stationary Engineers Local action took place on December 9, 2009 and, on December 10, 2009, the court issued an order denying the plaintiff’s motion for expedited discovery and issued another order scheduling a hearing on December 15, 2009 in respect of plaintiff’s motion for a preliminary injunction.

The actions, each brought by a purported shareholder of Semitool, seek certification of a class of all holders of Semitool common stock (except the defendants and their affiliates) and allege, among other things, that Semitool’s directors breached their fiduciary duties by (i) failing to maximize shareholder value; (ii) securing benefits for certain defendants at the expense or to the detriment of Semitool’s public shareholders; (iii) discouraging and/or inhibiting alternative offers to purchase control of Semitool or its assets; and (iv) failing to disclose material non-public information, and that Applied Materials aided and abetted such alleged breaches. The actions seek, among other things, injunctive relief enjoining the defendants from consummating the tender offer and the merger and damages, as well as recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. Semitool believes the claims alleged against it in the actions to be without merit and intends to defend against them vigorously. In addition, Applied Materials has informed the Company that it also believes the allegations against it in the actions to be without merit, and that it intends to defend against the claims vigorously.  However, were a court to disagree with our contention, it may delay the Applied Materials transaction or may award damages to plaintiff shareholders. We also can offer no assurances that other such lawsuits will not be brought, or that if brought, such suits can be timely and effectively defended. Further, the merger agreement contains among other customary conditions a provision that would allow either Semitool or Applied Materials to abandon the tender offer or terminate the merger agreement if any temporary or permanent injunction has been entered that would have the effect of making the transactions unlawful. Because we believe the combination with Applied Materials will enhance Semitool’s ability to compete and expand into new product lines, and that the best value for our shareholders can be obtained by completing these transactions, the delay of or setting aside of these transactions or the abandonment of these transactions by the parties would likely have a material adverse impact upon the market price of our common stock, and may otherwise materially and adversely affect our business strategy and our franchise value. Additionally, shareholder litigation is time-consuming, expensive, and potentially distracting to management, which may cause adverse impacts upon our results of operations or business during the pendency of this lawsuit.

If we require additional capital in the future, it may not be available, or if available, may not be on terms acceptable to us.

We believe that our existing balances of cash, cash equivalents and cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. Although we expect cash flows generated from operating activities to be sufficient to fund operations at the current and projected levels in the future, there is no assurance that our operating plan will be achieved. We may need to take actions to reduce costs, seek alternative financing arrangements or pursue additional placement of our common stock.

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

The Company has a $30 million Credit Agreement, renewable annually, with Wells Fargo Trade Bank (Trade Bank) with an expiration date of March 1, 2010 with $15 million in advances outstanding as of September 30, 2009. There is no assurance that this facility will be sufficient to meet our cash needs. In addition, the credit facility contains financial covenants which must be met for the availability of funds. We have been in discussions with the Trade Bank regarding our compliance with the Funded Debt to EBITDA covenant. There exists an ambiguity in interpretation which is unresolved, but which if interpreted as noncompliance with the covenant, would allow the Trade Bank to notify us that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan. The bank has not provided us with any notice of default (which is also subject to a right of cure within twenty calendar days of the notice). In view of this ambiguity in interpretation, we do not anticipate being able to request further advances under the Credit Agreement until this matter is resolved. If interpreted in favor of the Trade Bank, there would be a Funded Debt to EBIDTA ratio requirement of not more than 2:1 as of September 30, 2009 (EBITDA for the trailing twelve-month period ending September 30, 2009 was a negative number). We continue to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances.

Further, we do not currently have a plan to replace the Trade Bank credit facility when it matures in March 2010. If the Applied Materials transaction has not been consummated prior to that time, we may require additional borrowing capacity in order to meet our working capital needs and to fund certain capital expenditures. If we cannot secure adequate borrowing capacity on acceptable terms, we may face limitations on our ability to grow our business or expand into other product lines, and we may face shortfalls in working capital, which could require us to reduce our sales, slow down our product development, or take other measures that would be harmful to our results of operation or financial condition.

We have incurred significant net losses in the past, our future revenues are inherently unpredictable, and we may be unable to maintain profitability.

We have incurred significant net losses in the past. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure that we will be able to maintain profitability. It is possible that in future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. Further, exacerbated or continuing declines in net income or increases in net losses could affect our liquidity, results of operations, or financial conditions.

Our quarterly operating results have varied in the past and will continue to vary significantly in the future, potentially causing volatility in our stock price.

Our quarterly operating results have varied significantly in the past and will continue to do so in the future, which we anticipate will continue to cause our common stock price to fluctuate in the future.  Some of the factors that may influence our operating results and subject our common stock to price and volume fluctuations include:

•
changes in customer demand for our systems, which is influenced by economic conditions, technological developments in the semiconductor industry, and the announcement or release of enhancements to existing products or new product offerings by our competitors;

•	demand for products that use semiconductors;
•	market acceptance of our systems and changes in our product offerings;
•	size and timing of orders from customers;
•	customer cancellations or delays in orders, shipments, and installations;
•	customer delays or rejections of final acceptance of our shipments;
•	changes in average selling price and product mix;
•	failure to ship an anticipated number of systems in the quarter;
•	product development costs, including research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements;
•	sudden changes in component prices or availability;
•	manufacturing inefficiencies caused by uneven or unpredictable order patterns, reducing our gross margins;
•	costs associated with protecting our intellectual property;
•	level of our fixed expenses relative to our net sales; and
•	fluctuating costs associated with our international organization and international sales, including currency exchange rate fluctuations.

During any quarter, a significant portion of our net sales may be derived from the sale of a relatively small number of high priced systems.  The selling prices of our systems range from approximately $20,000 to in excess of $5.0 million.  Accordingly, a small change in the number and/or mix of tools we sell may cause significant changes in our operating results.

Our results also may fluctuate because of the terms on which we deliver certain of our systems, which in some instances allow customers an extended period of acceptance before becoming obligated to pay for products we have delivered.  We follow authoritative accounting guidance regarding revenue recognition for sales that involve contractual customer acceptance provisions and product installation commitments.  Timing of revenue recognition from the sale of new systems, sales to new customers and installation services is subject to the length of time required to achieve customer acceptance after shipment, which could cause our operating results to vary from period to period.

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

Conversely, during an upturn or periods of increasing demand for semiconductor manufacturing equipment, we may not have sufficient manufacturing capacity and inventory to meet customer demand.  During an upturn we would be unable to predict the sustainability of a recovery, if any, and/or the industry’s rate of growth in such a recovery, both of which will be affected by many factors.  If we are unable to effectively manage our resources and production capacity during an industry upturn, we may fail to plan for increasing demand, or we may overestimate the potential demand, in either of which cases there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

We have experienced periods of rapid growth and decline in operating levels, and if we are not able to successfully manage these significant fluctuations, our business, financial condition and results of operations could be significantly harmed.

We have experienced periods of significant growth and decline in net sales.  Our net sales decreased approximately 41.7% from $238.6 million in fiscal 2008 to $139.0 million in fiscal 2009 and increased approximately 11.0% from $215.2 million in fiscal 2007 to $238.6 million in fiscal 2008.  However, there have been periods of even more significant declines in net sales; for example, our net sales decreased 51.8% from approximately $256.5 million for fiscal 2001 to approximately $123.7 million for fiscal 2002.  In addition, our consolidated orders backlog decreased 30.9% from approximately $85.3 million at September 30, 2006 to $58.9 million at September 30, 2007.  If we are unable to effectively manage periods of rapid decline or sales growth, our business, financial condition, results of operations and cash flows could be significantly harmed.

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

Order backlog does not necessarily include all sales needed to achieve net revenue expectations for a subsequent period. We schedule the production of our systems based in part upon order backlog.  Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.  In addition, while we evaluate each customer order to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog will ultimately result in future sales.  A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business, financial condition, results of operations and cash flows.  For example, in the fourth quarter of fiscal 2008, we experienced an abnormally high amount of customer cancellations.

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

In addition, customer cancellations and requests for delayed deliveries can create a material adverse effect on our business, financial condition, results of operations and cash flows.  During the recent economic turmoil affecting the world’s economies, we experienced a significantly higher amount of customer cancellations and requests for delays in delivery.  While in some cases we have contractual protections against such cancellations or requests for delayed shipments, there is no assurance in the future that we will be able to collect amounts due under those provisions.

Our ten largest customers accounted for approximately 48.2%, 56.0% and 67.8% of net sales in fiscal 2009, 2008 and 2007, respectively.  There are a limited number of large companies operating in the highly concentrated, capital intensive semiconductor industry.  Accordingly, we expect that we will continue to depend on a relatively small number of large companies for a significant portion of our net sales.  Although the composition of the group of largest customers may change from year to year, the loss of, or a significant curtailment of purchases by, one or more of our key customers or the delay or cancellation of a large order could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows.  Similarly, delays in payments by large customers could have a significant impact on our cash flows.

Intense competition in the markets in which we operate may adversely affect our market share and reduce demand for our products.

We face substantial competition from established competitors, some of which have:

•	greater financial, marketing, technical and other resources;
•	broader and integrated product lines;
•	more extensive customer support capabilities; and
•	larger sales organizations and customer bases.

We may also face competition from new market entrants.  Our ability to compete successfully in the future depends on a number of factors, including:

•	system performance, quality and reliability;
•	upfront price and maintenance costs of using our products;
•	ability to ship products on time to meet customers’ demands;
•	timeliness and quality of technical support service; and
•	our success in developing new and enhanced products.

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

We have leveraged our Raider platform to address both surface preparation and ECD applications.  In fiscal year 2009, the Raider platform accounted for approximately 80% of our tool revenues.  We expect that revenue from our Raider platform will continue to account for a significant portion of our revenue.  Accordingly, if the Raider platform were adversely affected by its own performance, price or total cost of ownership, or the availability, functionality and price of competing products and technologies, that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Rapid technological change could make our products and inventories obsolete or unmarketable.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in customer demands and the rapid introduction of new, higher performance systems with shorter product life cycles.  For example, recent trends in semiconductor manufacturing include the move toward smaller device features to lower cost and improve performance, the use of new materials to achieve higher speed and performance of an integrated circuit, and the migration to 300mm diameter wafers from 200mm diameter wafers to increase productivity and reduce costs. As a result of these and other trends in our industry, we expect to continue to make significant investments in research and development.  Although, historically, we have had adequate funds from operations to devote to research and development, there can be no assurance that we will have funds available, and in sufficient quantities, in the future for such research and development activities.

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

To achieve commercial success with our products, we need to manage our inventory of component parts and finished goods effectively to meet changing customer product and volume requirements.  Some of our products and supplies, have in the past and may in the future, become obsolete, while in inventory, due to rapidly changing customer specifications or slowdowns in demand for existing products ahead of new product introductions by us or our competitors.  If we are not successfully able to manage our inventory, including our spare parts inventory, we may need to write off unsaleable or obsolete inventory, which would adversely affect our results of operations.  For example, in the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete.  We have pursued a vertically-integrated manufacturing model and therefore a significant portion of our supply chain is manufactured by Semitool.  Consequently, we may be more exposed to having significantly greater inventory on hand than competing companies which rely more heavily on outsourced supply chains.

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

Our net sales attributable to customers outside the United States as a percentage of our total net sales were approximately 74.5%, 71.4% and 62.5% for fiscal 2009, 2008 and 2007.  We expect net sales outside the United States to continue to represent a significant portion of our future net sales.  Sales to customers outside the United States are subject to various risks, including:

•	exposure to currency fluctuations and related derivatives used to hedge such fluctuations;
•	exposure of foreign accounts to currency exchange translations;
•	political and economic instability, including terrorism;
•	unexpected changes in regulatory requirements;
•	tariffs and other market barriers;
•	potentially adverse tax consequences;
•	outbreaks of hostilities, particularly in Israel, Korea, Taiwan or China;
•	difficulties in managing foreign sales representatives and distributors; and
•	difficulties in staffing and managing foreign branch operations.

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

Variations in the length of our sales cycles could cause our net sales, and thus our business, financial condition, results of operations and cash flows, to fluctuate widely from period to period.  This variation could cause our stock price to decline.  Our customers generally take a long time to evaluate many of our products before committing to a purchase.  We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems.  The length of time it takes us to make a sale depends upon many factors, including:

•	the efforts of our sales force and our independent sales representatives and distributors;
•	the complexity of our customers’ fabrication processes;
•	the internal technical capabilities and sophistication of the customer; and
•	capital spending by our customers.

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

We place a strong emphasis on the technically innovative features of our products and, where available, we generally seek patent protection for those features.  We currently hold 374 U.S. patents, some with pending foreign counterparts, have approximately 101 U.S. patent applications pending and intend to file additional patent applications, as we deem appropriate. There can be no assurance that patents will issue from any of our pending applications or that existing or future patents will be sufficiently broad to protect our technology.  While we attempt to protect our intellectual property rights through patents, copyrights and non-disclosure agreements, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to develop similar technology independently.  In addition, the laws of certain foreign countries do not protect our intellectual property to the same extent as the laws of the United States.  Furthermore, certain types of intellectual property are country-specific; for example, U.S. patents provide protection in the U.S. but generally do not provide protection outside the U.S.  Moreover, there can be no assurance that our existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us.  In any of such events, our business, financial condition, results of operations and cash flows could be harmed.

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

In fiscal 2009, approximately 74.5% of our net sales were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, China and Korea.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, in many countries other than the U.S., the public disclosure of an invention prior to the filing of a patent application for the invention would invalidate the ability of a company to obtain a patent.  Similarly, in contrast to the United States where the contents of patent applications may remain confidential during the patent prosecution process in certain cases, the contents of a patent application may be published before a patent is granted, which provides competitors an advanced view of the contents of applications prior to the establishment of patent rights.  For these and other reasons, we also have not filed patent applications in these countries to the same extent that we file in the U.S.  There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  Our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize our Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock and to fix the number of shares constituting any series and the designations of such series, without further vote or action by the shareholders.  We have no present plans to issue any preferred stock in order to deter a takeover and/or adopt additional anti-takeover measures.  If such actions are taken in the future, they may make a change of control difficult, even if a change of control would be beneficial to our shareholders.  Further, our Agreement and Plan of Merger with Applied Materials, Inc., dated November 16, 2009, prohibits our soliciting or, with certain exceptions, entertaining, discussions which could lead to a merger with or acquisition by a person other than Applied Materials. Further, the merger agreement provides for certain fees and liquidated damages payments in the event we abandon the merger or take other actions inconsistent with its completion, in the event our board of directors determines in the exercise of their fiduciary duties that the transactions no longer can be considered to be in the best interests of the Company and our shareholders. These provisions may have the effect of discouraging competing offers to acquire the Company.

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

Item 3.    Legal Proceedings

On or about November 19, 2009, November 30, 2009 and December 4, 2009, three purported class action lawsuits related to the tender offer and the merger, captioned Stationary Engineers Local 39 Pension Trust Fund vs. Semitool, Inc., et al. (Cause No. DV-09-1461(B)), Stern vs. Thompson, et al. (Cause No. DV-09-1513(C)), and Marvel v. Thompson, et al., respectively, were filed in the Montana Eleventh Judicial District Court, County of Flathead, against Semitool, each of Semitool’s directors, Applied Materials and Jupiter Acquisition Sub, Inc. (the plaintiff in the Stationary Engineers Local action then filed an amended complaint on or about November 25, 2009).  Motions for expedited proceedings were filed by the plaintiffs in the first and second actions, respectively, on November 23, 2009 and December 1, 2009, in each case requesting, among other things, that the Court expedite discovery and schedule a hearing on such plaintiff’s proposed motion for a preliminary injunction no later than December 17, 2009, the currently scheduled Expiration Date of the tender offer.  A hearing on the motion for expedited proceedings in the Stationary Engineers Local action took place on December 9, 2009 and, on December 10, 2009, the court issued an order denying the plaintiff’s motion for expedited discovery and issued another order scheduling a hearing on December 15, 2009 in respect of plaintiff’s motion for a preliminary injunction.

The actions, each brought by a purported shareholder of Semitool, seek certification of a class of all holders of Semitool common stock (except the defendants and their affiliates) and allege, among other things, that Semitool’s directors breached their fiduciary duties by (i) failing to maximize shareholder value; (ii) securing benefits for certain defendants at the expense or to the detriment of Semitool’s public shareholders; (iii) discouraging and/or inhibiting alternative offers to purchase control of Semitool or its assets; and (iv) failing to disclose material non-public information, and that Applied Materials aided and abetted such alleged breaches. The actions seek, among other things, injunctive relief enjoining the defendants from consummating the tender offer and the merger and damages, as well as recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. Semitool believes the claims alleged against it in the actions to be without merit and intends to defend against them vigorously. In addition, Applied Materials has informed the Company that it also believes the allegations against it in the actions to be without merit, and that it intends to defend against the claims vigorously.

We are involved in other legal proceedings that arise in the ordinary course of our business, including employment related litigation. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol “SMTL” on the NASDAQ Global Select Market.  The approximate number of shareholders of record at December 1, 2009 was 112 and the reported last sale price on that date of our common stock on the NASDAQ Global Select Market was $10.99.  The high and low sales prices for our common stock reported by the NASDAQ Global Select Market are shown below.

	Common Stock Price Range
	Fiscal Year
	Ended September 30,
	2009		2008
	High	Low	High	Low

First Quarter	$7.86	$2.35	$9.95	$7.95
Second Quarter	$3.75	$1.91	$8.86	$7.40
Third Quarter	$5.35	$2.85	$9.05	$7.51
Fourth Quarter	$8.72	$4.21	$9.64	$6.76

Since our initial public offering of common stock in February of 1995, we have never declared or paid any cash dividend and we have no intent to do so in the near future.  Moreover, our merger agreement with Applied Materials, Inc. restricts our ability to pay dividends without the consent of Applied Materials, which consent may be withheld in Applied Materials’ sole discretion.

Information regarding securities issued by us under our equity compensation plans may be found below in Part III under Item 11 and Item 12.

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative total shareholder return on the Company’s Common Stock from September 30, 2004 through the end of the Company’s fiscal year ended September 30, 2009, with the percentage change in the cumulative total return for the NASDAQ Composite Index and the RDG Semiconductor Composite Index.  The comparison assumes an investment of $100 on September 30, 2004 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.    Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Summary Consolidated Financial Information
(in thousands, except per share data)

	Year Ended September 30,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Net sales	$139,040	$238,604	$215,220	$243,218	$190,373
Gross profit (1)	59,088	117,395	101,491	112,919	96,969
Income (loss) from operations (2)	(18,907)	10,026	2,633	14,770	10,714
Net income (loss)	(11,428)	6,037	5,231	9,836	10,050
Diluted earnings (loss) per share	(0.35)	0.19	0.16	0.31	0.35

Balance Sheet Data:
Cash, cash equivalents and marketable securities	44,642	12,821	16,090	17,347	7,032
Working capital (1)	125,359	135,515	123,370	114,863	83,620
Total assets	231,014	252,812	226,329	232,396	178,680
Short-term debt	1,214	4,437	1,158	3,680	292
Long-term debt and capital leases	9,260	10,417	10,027	4,699	3,111
Shareholders’ equity (3)	169,370	178,357	168,853	161,024	120,421

(1)
In the fourth quarter of fiscal 2007, we wrote down inventory by approximately $3.0 million primarily due to product enhancements that changed the usage of certain component parts, making them obsolete.

(2)	Includes downsizing costs of $2.6 million in fiscal 2009 and $677,000 in fiscal 2007.

(3)	In conjunction with an equity offering of common stock in December 2005, the Company issued three million shares of common stock resulting in approximately $28.0 million in net cash proceeds.

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

There are several key trends in the semiconductor manufacturing industry driving growth in demand for wafer surface preparation, ECD and other advanced semiconductor equipment:

•	smaller device features for lower cost and higher performance;
•	new materials to fabricate more advanced semiconductor devices;
•	move to single-wafer processing technologies for enhanced surface preparation;
•	wafer level and other advanced packaging to enable smaller portable products; and
•	emerging need for 3D chipstacking driven by the demand for smaller portable devices.

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

Our results of operations in fiscal 2009 were impacted by the weak global economy. Many of our customers slowed their capital spending with the onset of the credit crisis and the resulting uncertainty in the worldwide economy. Customers delayed capital expenditure decisions and also pushed out delivery dates for tools already ordered. Our results of operations were also impacted by the announcement that a customer owing approximately $3.5 million filed for insolvency in a German court in late January 2009. We responded to the current economic crisis by reducing our workforce by approximately 35% and implementing other cost cutting measures.  In the fourth quarter of fiscal 2009, the economy showed signs of improvement as our customers placed orders to meet capacity requirements with bookings reaching $71.7 million as compared with $32.6 million in the third quarter of fiscal 2009 and $24.6 million in the second quarter of fiscal 2009.

On November 16, 2009, we entered in a definitive agreement to be acquired by Applied Materials, Inc., a Delaware corporation. Pursuant to the merger agreement, Applied Materials commenced a tender offer to purchase all of the outstanding shares of the Company’s common stock at a price of $11 per share, net to seller in cash, without interest thereon and less any required withholding tax. The tender offer was commenced on November 19, 2009 and the initial expiration date is 12:00 midnight, Eastern Standard Time, on December 17, 2009, subject to extension as described in the offer materials and the related merger agreement. Subsequent to the completion of the tender offer and the satisfaction of certain other conditions set forth in the merger agreement, the Company will merge with a wholly-owned subsidiary of Applied Materials.

A summary of key factors that impacted our financial performance during fiscal year 2009 includes:

•
Our fiscal 2009 bookings were $151.0 million and include $104.6 million in bookings for our Raider platform.  Fourth quarter fiscal 2009 net bookings were $71.7 million.  Our consolidated orders backlog of $69.8 million and deferred revenue of $4.8 million resulted in a revenue backlog of $74.6 million at September 30, 2009.

•	Shipments in fiscal 2009 were $135.8 million including $84.0 million from Raider shipments.

•	Net loss was $11.4 million on net sales of $139.0 million in fiscal 2009 compared with net income of $6.0 million on net sales of $238.6 million in fiscal 2008.

•	Our gross margin decreased to 42.5% of net sales, down from 49.2% in fiscal 2008.

•	Cash and cash equivalents, including restricted cash, were $44.6 million at September 30, 2009, an increase of $31.8 million from $12.8 million at September 30, 2008.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated as a percentage of net sales:

	Year Ended September 30,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	57.5%	50.8%	52.8%
Gross profit	42.5%	49.2%	47.2%

Operating expenses:
Selling, general and administrative	36.1%	32.2%	33.3%
Research and development	18.4%	12.8%	12.6%
Downsizing costs	1.8%	--%	0.3%
Gain on sale of assets	(0.3)%	--%	(0.3)%
Total operating expenses	56.0%	45.0%	45.9%

Income (loss) from operations	(13.5)%	4.2%	1.2%
Other income (expense)	(0.8)%	(0.5)%	0.3%
Income (loss) before income taxes	(14.3)%	3.7%	1.5%
Income tax provision (benefit)	(6.1)%	1.2%	(0.9)%

Net income (loss)	(8.2)%	2.5%	2.4%

Fiscal 2009 Compared with Fiscal 2008 and Fiscal 2007

Net Sales

	Year Ended September 30,
	2009	2008	2007
	(Dollars in millions)

Net Sales	$139.0	$238.6	$215.2

By Product Line:
Semiconductor equipment	$138.4	$237.4	$214.0
License fees	$0.6	$1.2	$1.2

By Geographical Distribution, percentage of net tool sales:
North America	18.4%	22.6%	30.4%
Europe	31.0%	22.9%	43.5%
Asia, including Japan	50.6%	54.5%	26.1%

Net sales consist of revenues from sales of semiconductor equipment, spare parts and service and royalties. Our revenue recognition policy provides that a portion of revenue from sales of semiconductor equipment may be recognizable upon shipment if the tool incorporates proven technology (“existing tool”) and is shipped to a customer environment in which we have already successfully installed and gained acceptance of our products and other revenue recognition criteria in authoritative accounting guidance have been met. Alternatively, revenue will be 100% deferred and only recognized upon final customer acceptance for tools that are new technology products (“new tools”) or where an existing tool is sold into a new customer environment. Revenue for elements other than equipment, such as installation revenue, is included in tool acceptance revenue.  License fee revenue represents royalties generated from our anode technology.

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

Net sales decreased $99.6 million or approximately 42%, in fiscal 2009 as compared with fiscal 2008.   Fiscal 2009 revenues were significantly impacted by the current worldwide economic crisis, which resulted in customer delays in placing orders and customers pushing out delivery dates for tools already ordered and scheduled for delivery.  Raiders contributed almost 60% to net sales in fiscal 2009.  Wafer level packaging, BEOL and FEOL Raider revenues declined from fiscal 2008 levels while revenues from copper damascene Raiders improved slightly in the year-over-year comparison.  Approximately 60% of Raider revenues in fiscal 2009 were related to wafer level packaging applications while copper damascene Raiders accounted for almost 20% of Raider revenues.  Spare parts, service and revenue from our Rhetech subsidiary contributed approximately 25% to net sales.

Net sales increased $23.4 million, or approximately 11% in fiscal 2008 as compared with fiscal 2007 levels.  Despite the downturn in the semiconductor industry, our business activity levels increased in the second quarter of fiscal 2008 and those higher levels continued through the duration of the fiscal year with average quarterly revenues of approximately $63 million per quarter in the last three quarters of the fiscal year.  Revenues from Raiders for wafer level packaging applications improved more than 90% from fiscal 2007 levels as customers made capacity purchases and we penetrated key customers in Asia and North America.  Spending for ECD Raiders for copper interconnect declined 64% in fiscal 2008 from fiscal 2007 levels and revenue from our BEOL surface preparation Raiders declined 38% as customers for those applications cut back their capital spending.  Sales of our single-wafer surface preparation Raiders for FEOL applications more than doubled as the industry continued to benefit from the move away from batch processing to single-wafer processing to enable cleaning applications for sub-nanometer structures.  The revenue contribution from spare parts, service and from our Rhetech subsidiary was approximately 20% of our net sales.

Geographically, our sales mix was weighted toward Asia in both fiscal 2009 and fiscal 2008.  In late fiscal 2009, buying activities increased as the Asian market began making capacity purchases in the wafer level packaging market.   European tool sales increased 8.1 percentage points, contributing 31.0% to total tool sales as one of our key customers in Europe resumed limited capital spending after a significant cutback in fiscal 2008.  North American tool sales declined 4.2 percentage points in fiscal 2009 as compared with fiscal 2008 and contributed 18.4% to total tool sales.

Gross Profit

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Gross profit	$59,088	$117,395	$101,491
Percentage of net sales	42.5%	49.2%	47.2%

Gross profit decreased $58.3 million in absolute dollars or 49.7% in fiscal 2009 as compared to fiscal 2008. Gross profit increased $15.9 million or 15.7% in fiscal 2008 compared to fiscal 2007 gross profit.

Gross profit decreased in absolute dollars in fiscal 2009 because of lower sales volumes brought on by the worldwide economic downturn.  On a percentage basis, gross margin declined 6.7 percentage points.  Higher than normal levels of under-absorbed overhead costs because of under-utilized plant capacity and increased inventory reserves taken in response to the current economic slowdown were the primary drivers of the decrease in gross margin percentage.  Installation revenue which typically carries high margins decreased in fiscal 2009 and the contribution to the gross margin from lower margin tools increased.  Partially offsetting these decreases, spare parts and services margins, which historically carry higher gross margins than tools, contributed more to the overall gross margin than in fiscal 2008. Gross margin also benefited from reduced warranty costs as warranty expirations exceeded warranty additions.

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

Selling, General and Administrative

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Selling, general and administrative	$50,271	$76,929	$71,749
Percentage of net sales	36.2%	32.2%	33.3%

Selling, general and administrative (SG&A) expenses include employment costs for sales, marketing, customer support and administrative personnel as well as travel, communications, professional fees and expenses related to sales and service offices at our global locations. SG&A expenses decreased $26.7 million in fiscal 2009 as compared with fiscal 2008 and increased $5.2 million in fiscal 2008 as compared to fiscal 2007.

Throughout fiscal 2009, we took measures to realign our cost structure to expected business levels by reducing our staffing worldwide and implementing management pay cuts and mandatory leave. In the first quarter of fiscal 2009, we also shut down our facilities for three weeks. Because of these cost management measures, net employment costs decreased approximately $16.5 million in fiscal 2009 as compared with fiscal 2008 and travel expenses declined $5.4 million in fiscal 2009 from fiscal 2008 levels. Primarily as a result of decreased sales volume, commission expense decreased $3.4 million in the annual comparison. All other major expense categories have also declined year-over-year as a result of our cost saving measures. These savings were somewhat offset by the write-off of two customer accounts receivable, totaling approximately $3.5 million and which included the write-off of a major tool sale to a customer that filed for insolvency protection in a German court.

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

Research and Development

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Research and development	$25,563	$30,440	$27,080
Percentage of net sales	18.4%	12.8%	12.6%

Research and Development (R&D) expense consists of salaries, project materials, laboratory costs, consulting fees and other costs associated with our product development efforts. R&D expense decreased $4.9 million in fiscal 2009 as compared with fiscal 2008 and increased $3.4 million in fiscal 2008 as compared with fiscal 2007.

Employment costs decreased approximately $4.3 million in fiscal 2009 as compared with fiscal 2008 as we implemented cost savings measures in response to the worldwide economic crisis and our corresponding declines in production and sales.  Depreciation expense increased by approximately $1.3 million in the year-over-year comparison as we replaced older technology tools in our demonstration laboratories with new technology tools in order to support our customers’ development efforts.  Prototype expense increased by approximately $369,000 in fiscal 2009 as we wrote-down two experimental tools from our work-in-process inventory.  We continue to work on a number of leading edge projects including on-going development of porous silicon for the solar industry, flow batteries, FEOL cleaning applications, wafer edge cleaning processes, deep via and Through Silicon Via applications, high volume Through Silicon Via and wafer level packaging production and others.

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

Downsizing Costs

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Downsizing costs	$2,566	$--	$677
Percentage of net sales	1.8%	--%	0.3%

In November 2008 and January 2009, we announced and implemented plans to align our cost structure closer to then-current business activity levels. On a combined basis, the cost reduction plans consisted primarily of a 35% reduction in our worldwide work force, salaried staff pay cuts, reduced working hours and overtime, mandatory leave, temporary suspension of company-paid 401(k) plan matching and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $2.6 million were reported as a separate component of operating expenses in our fiscal 2009 operating results.  All costs related to the downsizing plan have been incurred and paid.

Compared to the fourth quarter of fiscal 2008, we are saving approximately $13 million to $14 million per quarter. Net of downsizing costs, we have realized savings of approximately $44 million in fiscal 2009. These cost savings are reported in gross margin and operating expenses in the Condensed Consolidated Statements of Operations. We will continue to monitor the need for additional cost savings and implement cost reduction measures as needed.

In April 2007, we announced and implemented a plan to align our cost structure with then-current business activity levels.  The cost reduction plan consisted primarily of a seven percent reduction in our worldwide work force, management pay cuts, mandatory leave and reduced overtime.  Severance costs of $677,000 were reported as a separate component of operating expenses in our fiscal third quarter.  All costs related to the downsizing plan were fully incurred in the third quarter.  Net of the downsizing costs, we saved approximately $5 million in employment, travel and general business expenses in the second half of fiscal 2007 as compared with spending in the first half of fiscal 2007.

Gain on Sale of Assets

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Gain on sale of assets	$(405)	$--	$(648)
Percentage of net sales	(0.3)%	--%	(0.3)%

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

Other Income (Expense)

	Year Ended September 30,
	2009	2008	2007
	(In thousands)

Interest income	$101	$240	$352
Interest expense	(790)	(488)	(649)
Foreign exchange gain (loss)	(347)	(414)	233
Other	(46)	(381)	770

Total other income (expense)	$(1,082)	$(1,043)	$706

In the fourth quarter of fiscal 2008, based on an analysis that considered general economic conditions and company-specific conditions, we determined that the one million shares acquired as an investment security in exchange for certain thermal assets in the first quarter of fiscal 2008, had experienced an other-than-temporary impairment under authoritative accounting guidance and accordingly, we revised our cost basis in the investment by writing off $900,000 to Other expense.  In fiscal 2009, based on similar analyses, we wrote off the remaining $380,000 related to the investment.  In both years, these losses were partially offset by recycling income from our Kalispell facilities and rental income from a portion of our Cambridge facility.

Interest income declined to $101,000 from $240,000 in fiscal 2008 and $352,000 in fiscal 2007 because of lower investment levels. Interest expense increased to $790,000 in fiscal 2009 because of increased use of our line of credit.  Interest expense had declined in fiscal 2008 because of lower bank interest rates and decreased use of our line of credit.

We reported a foreign exchange loss of $347,000 in fiscal 2009 as compared with a foreign exchange loss of $414,000 in fiscal 2008 and an exchange gain of $233,000 in fiscal 2007 related to foreign exchange gains and losses on unhedged intercompany sales with our Japanese, Korean, Austrian and other subsidiaries.

Beginning in April 2007, due to a change in how we conduct business and following an evaluation of the scope of our operations and business practices, we concluded that the Euro is the currency of the primary economic environment in which Semitool Austria operates and, consequently, changed the functional currency for Semitool Austria to the Euro.  Semitool Austria invoices its customers in Euros and its financing and operating activities are denominated in the Euro.  Accordingly, from April 1, 2007, all assets and liabilities of Semitool Austria are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period.  Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss).

Income Taxes

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Income tax provision (benefit)	$(8,561)	$2,946	$(1,892)
Effective tax rate	(43)%	33%	(57)%

Our estimated effective tax rate for fiscal 2009 is a benefit of 43% as compared to a provision of 33% for fiscal 2008.  The fiscal year 2009 tax rate is lower than in fiscal 2008 based on a combination of the extension of the Federal Research and Experimentation Credit (R&E Credit) in fiscal 2009 for fiscal 2008 and the decline in our net income before taxes from a net income of approximately $9 million in fiscal 2008 to a net loss before taxes of approximately $20 million in fiscal 2009. The R&E Credit (which had previously expired) was extended on October 3, 2008 and accordingly no benefit was realized in fiscal year 2008 for the portion attributable to expenses incurred after December 31, 2007. This portion of the R&E Credit was realized in the first quarter of fiscal 2009 and resulted in a discrete benefit of approximately $1 million that quarter.

Our estimated effective tax rate for fiscal 2008 was 33% as compared to a benefit of 57% as of September 30, 2007.  Our fiscal year 2008 tax rate was higher than in fiscal 2007 due to the expiration of the R&E Credit on December 31, 2007 which reduced the R&E Credit realized in fiscal year 2008.

Our future effective tax rate is based on our continued investments in research and development programs qualifying for the R&E Credit and our expectation of earnings from operations in jurisdictions with lower tax rates throughout the world.

Effective October 1, 2007, we recognize and measure our uncertain income tax positions following the two-step approach defined in authoritative accounting literature.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of its accounting for uncertain income tax positions, we increased our estimate of net unrecognized tax benefits and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to beginning retained earnings.  Total unrecognized tax benefits at October 1, 2007, if recognized, would impact our tax rate.  We anticipate that the amount of unrecognized tax benefits could change in the next twelve months but do not expect those changes to have a significant impact on our results of operations or financial position.

During fiscal 2009 and fiscal 2008 the total amount of unrecognized tax benefits was as follows:

	Year Ended September 30,
	2009	2008
	(In thousands)

Unrecognized tax benefits and interest, beginning of year	$2,223	$2,421
Year-to-date net changes for unrecognized benefits and interest	(161)	(198)
Unrecognized tax benefits and interest, end of year	$2,062	$2,223

As of September 30, 2009, we are potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2008 and to non-U.S. income tax examinations for fiscal tax years 2003 through 2008.  In addition, we are potentially subject to state income tax examinations for fiscal tax years 2005 through 2008.  Although they have not been assessed, we included potential interest and penalties related to unrecognized tax benefits within our provision for taxes. The accrued potential interest and penalties related to unrecognized tax benefits were approximately $24,000 as of September 30, 2009.

As of September 30, 2008, we were potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007.  In addition, we were potentially subject to state income tax examinations for fiscal tax years 2004 through 2007.  We included potential interest and penalties related to unrecognized tax benefits within our provision for taxes, although they have not been assessed.  As of the date of implementation, we had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits.  The accrued potential interest and penalties related to unrecognized tax benefits decreased approximately $170,000 in the year ended September 30, 2008

Backlog and Deferred Revenue

	Year Ended September 30,
	2009	2008	2007
	(Dollars in millions)

Backlog	$69.8	$54.5	$58.9
Percentage change in backlog
year over year	28.1%	(7.5)%	(30.9)%

Deferred revenue	$4.8	$13.6	$15.4
Percentage change in deferred revenue
year over year	(64.7)%	(11.7)%	6.9%

Approximately 87% of our backlog at September 30, 2009 was for Raider tools. Deferred revenue decreased $8.8 million at September 30, 2009 as compared with September 30, 2008 primarily due to lower business volumes and because there were no deferrals of Raider shipments into new customer environments as of September 30, 2009.  Shipments into new customer environments require full deferral of tool revenue until final customer acceptance in accordance with our revenue recognition policy.  One SAT tool was fully deferred at the end of fiscal 2009 due to extended payment terms.  Current deferrals include all or a part of 28 Raiders as compared with 30 Raiders at September 30, 2008 and 17 Raiders at September 30, 2007.

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

Deferred profit included in current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses.  Deferred revenue is not included in orders backlog.  The components of deferred profit are as follows:

	Year Ended September 30,
	2009	2008
	(Dollars in thousands)

Deferred revenue	$4,833	$13,570
Deferred cost of sales – manufacturing costs	(379)	(4,605)
Deferred cost of sales – warranty and installation costs	(905)	(1,125)
Deferred SG&A expense – commissions	--	(114)
Deferred profit	$3,549	$7,726

Stock-Based Compensation

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

Total compensation cost recorded in fiscal 2009, 2008 and 2007 was $1.1 million, $1.8 million and $1.1 million pre-tax, respectively, or $678,000, $1.2 million and $1.1 million after tax, respectively, in each period, an impact of approximately $0.02, $0.04 and $0.03 per basic and diluted share.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity consisted of approximately $44.6 million of cash and cash equivalents, including $15.0 million drawn on our $30.0 million revolving line of credit. The credit facility is with Wells Fargo Trade Bank (Trade Bank) and bears interest at the bank’s prime lending rate, 3.25% as of September 30, 2009, or at our option, LIBOR plus 2.25%, or 2.54% as of that date.  The credit agreement has various restrictive covenants including a prohibition against pledging real, fixed or intangible assets during the term of the agreement and the maintenance of various financial covenants. If we were to default on the credit agreement, the bank could accelerate payment of any advances outstanding under the credit agreement. In addition, the availability of funds requires compliance with certain financial covenants, including a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio, and a maximum borrowing limit based on trade receivables.

However, although we have received no notice of default, an ambiguity in the credit agreement may be construed to suggest that we are in compliance with the loan’s funded-debt-to-EBITDA covenant, and until this ambiguity is resolved, we do not anticipate being able to make additional draws on the Trade Bank loan. We have been in discussions with the Trade Bank regarding our compliance with this covenant. If interpreted as noncompliance with the covenant, Trade Bank may notify us that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan. If interpreted in favor of the Trade Bank, there would be a Funded Debt to EBIDTA ratio requirement of not more than 2:1 as of September 30, 2009 (EBITDA for the trailing twelve-month period ending September 30, 2009 was a negative number). We continue to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances. Were the Trade Bank to assert that we were in violation of the covenant and begin to exercise its remedies, we could be required to retire the entire balance of the loan, and while our working capital is more than adequate to repay the entire debt, repayment would limit our ability to deploy our resources as we might otherwise consider desirable or appropriate.  Further, the revolving credit line now expires on March 1, 2010, and we do not anticipate that the loan will be extended or renewed.

We believe that we have sufficient cash and cash equivalents, along with funds expected to be generated from operations with or without amounts drawn on the line of credit to meet operating expenses and planned capital expenditures through the next twelve months. Historically we have generated sufficient funds from operations during industry downturns to meet our liquidity needs.  If the bank could accelerate the current balance due on the loan, our liquidity could be adversely impacted. To the extent that timing of the collection of trade receivables does not meet our cash outflow requirements, we could require access to credit arrangements, which may or may not be available at the desired times or on terms that management would deem appropriate or acceptable. In the past, we have typically required access to a credit facility when our business is growing. As discussed above, we are working with the Trade Bank to resolve any issues regarding our borrowing limits and outstanding advances prior to the time we have a need to access the credit facility. We estimate capital expenditures will be between $6.0 million and $8.0 million during the next twelve months. If additional financial resources are required in the future, we may need to issue additional common stock or other financial instruments whichever management deems advisable. There can be no assurance that in the future we will be able to issue additional common stock or other financial instruments on acceptable terms or that, if so issued, the sale of our common stock would not be dilutive to existing shareholders.

Fiscal 2009

Cash provided by operating activities was $22.0 million in fiscal 2009.  The key components of the change in cash provided by operating activities were as follows:

Sources of Cash:
•••	Trade receivables provided $31.7 million in cash as collections outpaced shipments; and
•••	Inventories declined $19.4 million as we focused our efforts on using on-hand inventory and slowed down spending for raw materials in response to current business volumes.

Uses of Cash:
•••
Accounts payable decreased $9.3 million as we continued our regular pay down of payables while also slowing down our inventory purchases.  Inventory purchases increased in the fourth quarter as result of increased business activity;

•••	Net loss and non-cash operating activities, including depreciation and deferred income taxes totaled $7.5 million;
•••	Deferred profit decreased $4.2 million as a result of lower business volumes and because there were no deferrals of Raider shipments into new customer environments at September 30, 2009;
•••	Accrued payroll and related benefits decreased $3.3 million as a result of our cost reduction measures; and
•••	Accrued warranty decreased $2.9 million as a result of lower business volumes.

Investing activities in fiscal 2009 included $735,000 in purchases of factory equipment and other property.  We also invested an additional $4.0 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment.  We sold an aircraft for approximately $1.5 million and a building for approximately $200,000 in fiscal 2009.  We also invested a net amount of $425,000 in our patent portfolio, primarily related to pending patent applications.

Financing activities provided $10.4 million in fiscal 2009 and included a net $11.8 million draw on our revolving line of credit which was partially offset by repayments on long-term debt of $1.4 million.

Fiscal 2008

Cash used by operating activities was $4.8 million in fiscal 2008.  The key components of the change in cash used by operating activities were as follows:

Sources of Cash:
•••	Net income and non-cash operating activities, including depreciation and stock-based compensation expenses were $6.0 million and $11.2 million, respectively; and
•••	Accounts payable increased $5.4 million although our inventory spending levels decreased in response to lower fourth quarter bookings.

Uses of Cash:
•••
Inventory grew $16.2 million primarily related to an increase in the number of tools placed with customers for evaluation and with technology partners.  Work-in-process grew to support higher order volumes; and

•••
Trade receivables increased $15.3 million primarily related to a $17.1 million increase in shipments, the timing of those shipments and the timing of customer payments in fiscal 2008.  In October and early November 2008, we collected approximately $36 million in trade receivables.

Investing activities included $5.1 million in purchases of factory and laboratory equipment and the acquisition of land adjacent to our Salzburg, Austria facility.  Additionally, we invested $6.2 million in our development and demonstration laboratories by transferring finished goods inventory to property, plant and equipment.  We also invested approximately $790,000 in our patent portfolio, primarily related to pending patent applications.

Financing activities provided $6.0 million in cash in fiscal 2008 and consisted primarily of $1.6 million in borrowings under long-term debt to purchase land adjacent to our Salzburg, Austria facility and a net $3.2 million draw on our revolving line of credit.  Stock option exercises provided $2.1 million in fiscal 2008.  Offsetting these sources of cash, we repaid $1.2 million on our long-term debt.

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

The following commitments as of September 30, 2009, incurred in the normal course of business, have been included in the consolidated financial statements with the exception of purchase order commitments and operating lease obligations, which are properly excluded under accounting principles generally accepted in the United States of America.

	Payments Due by Period
		Less Than	1 – 3	4 – 5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt	$10,474	$1,215	$2,550	$2,648	$4,061
Operating leases	1,854	1,150	639	65	--
Purchase order commitments	8,988	8,988	--	--	--

Total commitments	$21,316	$11,353	$3,189	$2,713	$4,061

Semitool has agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, the Company’s chairman and chief executive officer, to lease aircraft and an aircraft hangar.  Under these agreements, rent expense was approximately $1.9 million for the year ended September 30, 2009, $2.4 million for the year ended September 30, 2008 and $2.8 million for the year ended September 30, 2007.  The rental rate for fiscal 2010 is currently $34,100 per month for both the aircraft and the hangar; the lease terms are month-to-month.  The lease amounts were reduced in response to market conditions affecting our need for the aircraft.  The amended rates are below-market for the aircraft leased and, consequently, are on terms more favorable to us than could have been obtained from an unaffiliated party.  Because the term of the leases are month-to-month, it is not expected that we will be able to continue leasing the aircraft at those below-market rates as economic conditions improve.

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

Revenue Recognition. Revenue recognition is significant because revenue is a key component of our results of operations.  Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.  Our product sales generally contain substantive customer acceptance provisions.  Sales of new products to new or existing customers are not recognized until customer acceptance.  Likewise, sales of existing products to new customer environments are not recognized until customer acceptance.  For sales of existing products into existing customer environments, if multiple elements exist, the amount of revenue recognized is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer.  The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed.  Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer.  Unearned revenue from service contract agreements is included in Customer Advances in the current liabilities section of the Consolidated Balance Sheets.

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

Warranty Obligations. We provide for the estimated cost of equipment warranties when the related revenue is recognized. We track individual warranties on a tool-by-tool basis and develop estimated rates by equipment class based on this history. The rates are used to estimate the warranty accrual for a given specific piece of equipment.  These rates are revised periodically to reflect current cost trends due to the current life cycle of that product class.  The warranty accrual is reduced by actual costs of providing the warranty or if a balance is remaining at the end of the warranty period, then that amount is also written off.  Warranty accrual expense impacts primarily Cost of Sales.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and would be recorded as an increase in cost of sales and operating expenses in the period in which the revision is deemed necessary.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We record expense as a component of Selling, General and Administrative within the Consolidated Statements of Operations.  If the financial condition of our customers were to deteriorate, due to the cyclicality of the industries we serve or for other reasons, resulting in an impairment of their ability to make payments, additional allowances and expense may be required as occurred in fiscal 2009 when we wrote off approximately $3.5 million to Selling, General and Administrative expense for two customer accounts receivable, including a write off of a major tool sale to a customer who filed for insolvency protection in a German court.  Likewise, if we are successfully able to collect on an amount presumed to be uncollectible, the allowance for doubtful accounts and the related expense may be reduced.  In general, it takes longer to collect payment in the capital equipment industry than in certain other industries.

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

Consistent with authoritative accounting guidance, we use the Black-Scholes option valuation model to value employee stock options.  We estimate stock price volatility based on a blended rate of historical volatility and the implied volatility derived from traded options on our stock.  Estimated option life and forfeiture rate assumptions are derived from historical data.  For stock-based compensation awards with graded vesting that were granted after fiscal 2005, we recognize compensation expense using the straight-line amortization method.  Beginning in fiscal 2008, most stock-based compensation awards have been in the form of restricted stock awards.  As of September 30, 2009, $437,000 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.9 years.  Additionally as of September 30, 2009, $857,000 of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.3 years.  All stock options, whether vested or unvested, and restricted stock units, to the extent not previously vested and settled in full, that are outstanding immediately prior to the first time of acceptance of shares for payment in Applied Materials’ tender offer, or the acceptance time, will be cancelled, with the holder thereof being entitled to receive a lump sum cash payment per share based on the $11 per share tender offer consideration in accordance with the merger agreement with Applied Materials.  All restricted stock awards that are outstanding prior to such acceptance time will vest in full as of such acceptance time, with the holder thereof being entitled to receive a lump sum cash payment per share equal to the $11 per share tender offer consideration.

Litigation

On or about November 19, 2009, November 30, 2009 and December 4, 2009, three purported class action lawsuits related to the tender offer and the merger, captioned Stationary Engineers Local 39 Pension Trust Fund vs. Semitool, Inc., et al. (Cause No. DV-09-1461(B)), Stern vs. Thompson, et al. (Cause No. DV-09-1513(C)), and Marvel v. Thompson, et al., respectively, were filed in the Montana Eleventh Judicial District Court, County of Flathead, against Semitool, each of Semitool’s directors, Applied Materials and Jupiter Acquisition Sub, Inc. (the plaintiff in the Stationary Engineers Local action then filed an amended complaint on or about November 25, 2009).  Motions for expedited proceedings were filed by the plaintiffs in the first and second actions, respectively, on November 23, 2009 and December 1, 2009, in each case requesting, among other things, that the Court expedite discovery and schedule a hearing on such plaintiff’s proposed motion for a preliminary injunction no later than December 17, 2009, the currently scheduled Expiration Date of the tender offer.  A hearing on the motion for expedited proceedings in the Stationary Engineers Local action took place on December 9, 2009 and, on December 10, 2009, the court issued an order denying the plaintiff’s motion for expedited discovery and issued another order scheduling a hearing on December 15, 2009 in respect of plaintiff’s motion for a preliminary injunction.

The actions, each brought by a purported shareholder of Semitool, seek certification of a class of all holders of Semitool common stock (except the defendants and their affiliates) and allege, among other things, that Semitool’s directors breached their fiduciary duties by (i) failing to maximize shareholder value; (ii) securing benefits for certain defendants at the expense or to the detriment of Semitool’s public shareholders; (iii) discouraging and/or inhibiting alternative offers to purchase control of Semitool or its assets; and (iv) failing to disclose material non-public information, and that Applied Materials aided and abetted such alleged breaches. The actions seek, among other things, injunctive relief enjoining the defendants from consummating the tender offer and the merger and damages, as well as recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. We believe the claims alleged against us in the actions are without merit and intend to defend against them vigorously. In addition, Applied Materials has informed us that it also believes the allegations against it in the actions to be without merit, and that it intends to defend against the claims vigorously.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This guidance is effective for us in the fiscal year reporting period ended on September 30, 2009 and only impacts references for accounting guidance.

In October 2009, the FASB’s Emerging Issues Task Force (EITF) issued authoritative guidance addressing revenue arrangements with multiple deliverables.  The authoritative guidance eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services.  Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria.  This guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price.  The guidance provides a hierarchy for estimating the selling price of each of the deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Accordingly, we will adopt this guidance in fiscal 2011.  We are currently evaluating the impact of adopting this guidance on our results of operations and financial condition.

In April 2009, the FASB issued authoritative guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. We are required to adopt this guidance in the first annual reporting period beginning on or after December 15, 2008. Accordingly, we have adopted this guidance effective at the beginning of fiscal 2010, although it will only impact us if we are involved in a business combination as an acquirer.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as provided for under separate accounting guidance topics.  This guidance is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years with early adoption prohibited.  Accordingly, we will adopt this guidance in fiscal 2010 and it will only impact us if we acquire assets for which we need to develop renewal or extension assumptions to determine the useful life of a recognized intangible asset

In December 2007, the FASB issued authoritative guidance retaining the purchase method of accounting for acquisitions, but requiring a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited.  Accordingly, we will adopt this guidance in the first quarter of fiscal 2010 and the guidance will only impact us if we are involved in a business combination as an acquirer.

In September 2006, the FASB issued authoritative guidance clarifying the definition of fair value and establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements.  We adopted this guidance for financial assets and liabilities in the first quarter of fiscal 2009 and as permitted by the authoritative guidance, we expect to adopt its provisions for non-financial assets and liabilities in the first quarter of fiscal 2010.  In August 2009, the FASB issued additional guidance providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available.  This supplemental guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The supplemental guidance is effective for fiscal periods beginning with the first reporting period after issuance.  Accordingly, we will adopt this guidance in the first quarter of fiscal 2010.  We do not expect the adoption of this guidance to materially impact our results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

As of September 30, 2009, we had approximately $10.5 million in long-term debt and $15.0 million in short-term debt.  As of September 30, 2008, we had approximately $11.6 million in long-term debt and $3.2 million in short term debt.  Our long-term debt bears interest at a fixed rate. As a result, changes in the fixed rate interest market would change the estimated fair value of the fixed rate long-term debt. Our short-term debt bears interest at the bank’s prime lending rate, 3.25% as of September 30, 2009, or at our option, LIBOR plus 2.25%, or 2.54% as of that date.  We believe that a 10% change in the long-term or the short-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flows.  See Note 9 – Long-Term Debt and Capital Leases.

All of our international operations are subject to inherent risks in conducting business abroad, including fluctuation in the relative value of currencies.  We manage this risk and attempt to reduce such exposure through an economic hedge using short-term forward exchange contracts.  At September 30, 2008, we held forward contracts to sell Japanese Yen with a total face value of $5.5 million and a total market value of $5.6 million and a total unrealized future loss of approximately $100,000. At September 30, 2009, we held no forward contracts.  The impact of movements in currency exchange rates on forward contracts is offset to the extent of receivables denominated in Japanese Yen.  The effect of a 10% change in foreign exchange rates on hedged transactions involving Japanese Yen forward exchange contracts and the underlying transactions would not be material to our financial condition, results of operations or cash flows.  We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.    Financial Statements and Supplementary Data

SEMITOOL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and 2008
(Amounts in Thousands, Except Share Amounts)

	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$44,617	$11,624
Restricted cash	25	817
Marketable securities	--	380
Trade receivables, less allowance for doubtful accounts of $259 in both periods	44,266	73,695
Inventories	65,810	88,773
Income tax refund receivable	1	472
Prepaid expenses and other current assets	3,602	4,371
Deferred income taxes	14,888	14,175
Total current assets	173,209	194,307
Property, plant and equipment, net	43,255	49,909
Intangibles, less accumulated amortization of $5,398 and $4,341 in 2009 and 2008	6,625	7,861
Other assets	7,925	735

Total assets	$231,014	$252,812

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,876	$19,007
Note payable to bank	15,000	3,215
Accrued commissions	1,828	1,972
Accrued warranty	6,961	9,786
Accrued payroll and related benefits	4,937	8,033
Income taxes payable	246	2,601
Other accrued liabilities	1,174	3,294
Customer advances	2,065	1,936
Deferred profit	3,549	7,726
Long-term debt due within one year	1,214	1,222
Total current liabilities	47,850	58,792
Long-term debt due after one year	9,260	10,417
Deferred and long-term income taxes	4,534	5,246
Total liabilities	61,644	74,455

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, no par value, 75,000,000 shares authorized,
32,740,176 and 32,719,276 shares issued and outstanding in 2009 and 2008	88,397	87,293
Retained earnings	80,068	91,496
Accumulated other comprehensive income (loss)	905	(432)
Total shareholders’ equity	169,370	178,357

Total liabilities and shareholders’ equity	$231,014	$252,812

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2009, 2008 and 2007
(Amounts in Thousands, Except Per Share Amounts)

	2009	2008	2007

Net sales	$139,040	$238,604	$215,220
Cost of sales	79,952	121,209	113,729

Gross profit	59,088	117,395	101,491

Operating expenses:
Selling, general and administrative	50,271	76,929	71,749
Research and development	25,563	30,440	27,080
Downsizing costs	2,566	--	677
Gain on sale of assets	(405)	--	(648)
Total operating expenses	77,995	107,369	98,858
Income (loss) from operations	(18,907)	10,026	2,633

Other income (expense):
Interest income	101	240	352
Interest expense	(790)	(488)	(649)
Other, net	(393)	(795)	1,003
Total other income (expense)	(1,082)	(1,043)	706

Income (loss) before income taxes	(19,989)	8,983	3,339
Income tax provision (benefit)	(8,561)	2,946	(1,892)

Net income (loss)	$(11,428)	$6,037	$5,231

Earnings (loss) per share:
Basic	$(0.35)	$0.19	$0.16

Diluted	$(0.35)	$0.19	$0.16

Weighted average common shares outstanding:
Basic	32,555	32,347	32,034
Diluted	32,555	32,534	32,450

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended September 30, 2009, 2008 and 2007
(Amounts in Thousands)

	Common Stock
				Accumulated
	Number			Other
	Of		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance September 30, 2006	31,925	$80,738	$80,899	$(613)	$161,024
Net income	--	--	5,231	--	5,231
Issuance of common stock under
employee compensation plans	182	1,177	--	--	1,177
Income tax effect of stock option
transactions	--	247	--	--	247
Compensation expense recognized under
employee stock incentive plans	--	1,053	--	--	1,053
Other comprehensive income (loss)	--	--	--	121	121

Balance September 30, 2007	32,107	83,215	86,130	(492)	168,853
Net income	--	--	6,037	--	6,037
Cumulative effect of adoption of new accounting
literature related to uncertain income tax positions	--	--	(671)	--	(671)
Issuance of common stock under
employee compensation plans	612	2,061	--	--	2,061
Income tax effect of stock option
transactions	--	235	--	--	235
Compensation expense recognized under
employee stock incentive plans	--	1,782	--	--	1,782
Other comprehensive income (loss)	--	--	--	60	60

Balance September 30, 2008	32,719	87,293	91,496	(432)	178,357
Net loss	--	--	(11,428)	--	(11,428)
Issuance of common stock under
employee compensation plans	21	19	--	--	19
Compensation expense recognized under
employee stock incentive plans	--	1,085	--	--	1,085
Other comprehensive income (loss)	--	--	--	1,337	1,337

Balance September 30, 2009	32,740	$88,397	$80,068	$905	$169,370

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2009, 2008 and 2007
(Amounts in Thousands)

	2009	2008	2007

Operating activities:
Net income (loss)	$(11,428)	$6,037	$5,231
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
(Gain) loss on disposition of assets	216	329	(398)
Depreciation and amortization	11,604	11,341	10,703
Deferred income taxes	(7,621)	(650)	(2,308)
Income tax benefit received on the exercise of stock-based awards	--	--	29
Stock-based compensation	1,085	1,782	1,053
Non-cash assets acquired in sales transaction	(1,382)	(370)	--
Marketable securities acquired in sales transaction	--	(1,280)	--
Change in:
Restricted cash	792	(817)	--
Trade receivables	31,679	(15,345)	(492)
Inventories	19,417	(16,206)	6,604
Income tax refund receivable	471	(472)	135
Prepaid expenses and other current assets	1,540	(785)	(646)
Other assets	(67)	141	42
Accounts payable	(9,261)	5,395	(10,355)
Accrued commissions	(169)	397	(764)
Accrued warranty	(2,859)	1,994	407
Accrued payroll and related benefits	(3,308)	1,088	(1,964)
Income taxes payable	(2,441)	3,902	(3,036)
Other accrued liabilities	(2,205)	(393)	1,591
Customer advances	122	318	(2,945)
Deferred profit	(4,186)	(1,165)	41

Net cash provided by (used in) operating activities	21,999	(4,759)	2,928

Investing activities:
Purchases of property, plant and equipment	(735)	(5,060)	(8,726)
Increases in intangible assets	(425)	(787)	(1,055)
Proceeds from sale of property, plant and equipment	1,639	9	1,885

Net cash providing by (used in) investing activities	479	(5,838)	(7,896)

Financing activities:
Proceeds from exercise of stock options	19	2,061	1,177
Excess tax benefits received on the exercise of stock-based awards	--	235	218
Borrowings under line of credit and short-term debt	15,246	25,286	20,538
Repayments of line of credit and short-term debt	(3,461)	(22,071)	(23,647)
Borrowings under long-term debt	--	1,648	6,466
Repayments of long-term debt and capital leases	(1,417)	(1,155)	(1,105)

Net cash provided by financing activities	10,387	6,004	3,647

Effect of exchange rate changes on cash and cash equivalents	128	127	64
Net increase (decrease) in cash and cash equivalents	32,993	(4,466)	(1,257)
Cash and cash equivalents at beginning of year	11,624	16,090	17,347

Cash and cash equivalents at end of year	$44,617	$11,624	$16,090

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended September 30, 2009, 2008 and 2007
(Amounts in Thousands)

	2009	2008	2007

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$751	$490	$664
Income taxes	1,142	(366)	3,330

Supplemental disclosures of non-cash financing and investing activity:
Inventory transferred to property, plant and equipment	$4,010	$6,175	$5,732
Other-than-temporary impairment of marketable securities	380	900	--

The accompanying notes are an integral part of the consolidated financial statements.

SEMITOOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30, 2009, 2008 and 2007
(Amounts in Thousands)

	2009	2008	2007

Net income (loss)	$(11,428)	$6,037	$5,231
Net gain (loss) on cash flow hedges	160	22	(363)
Foreign currency translation adjustments	1,177	38	484

Total comprehensive income (loss)	$(10,091)	$6,097	$5,352

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

Derivatives

From time to time the Company uses derivative instruments to manage some of its exposures to certain foreign currency risks.  The objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.  The Company uses cash flow hedge accounting in accordance with authoritative accounting guidance to account for hedges.  At the inception of the hedge, the hedging relationship to a forecasted transaction, the risk management objective and the strategy for undertaking the hedge is documented.  Quarterly, forward rates are used to evaluate hedging effectiveness.  For effective hedges, unrealized gains and losses are included in accumulated other comprehensive income (loss) (Accumulated OCI).  If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market.  Any amounts in Accumulated OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of Accumulated OCI and reported in earnings during the period in which hedge accounting no longer applies.  At maturity or termination the gain or loss on the derivative is calculated and reported in earnings.

Certain forecasted transactions and assets are exposed to foreign currency risk.  The Company monitors foreign currency exposures regularly to maximize the overall effectiveness of the foreign currency hedge positions.  The only currency hedged is the Japanese Yen.  Forward contracts used to hedge forecasted international sales on credit for up to 18 months in the future are designated as cash flow hedging instruments.  Derivative gains and losses included in Accumulated OCI are reclassified when forecasted transactions become receivables.  During the fiscal years ended September 30, 2009 and 2008, the amount transferred from Accumulated OCI to Other income (expense) was not material.  The Company held no forward contracts as of September 30, 2009.

All derivatives, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value. If the derivative is designated a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated OCI and are recognized in earnings when the cash flow hedge ceases.

Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  Hedge ineffectiveness, determined in accordance with authoritative accounting guidance, had no impact on earnings for the fiscal years ended September 30, 2009, 2008 and 2007.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization are provided using the straight-line method with estimated useful lives as follows:

Buildings and improvements	10-40 years
Machinery and equipment	2-5 years
Furniture and fixtures	3-7 years
Vehicles and aircraft	5-10 years
Leasehold improvements	The useful life of the improvement

Major additions and betterments are capitalized.  Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed when incurred.  When items are disposed, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired.  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, are less than the carrying value of the asset.

Intangible Assets

Intangible assets primarily include legal costs associated with obtaining patents.  The cost of granted patents is amortized on a straight-line basis over the lesser of the estimated economic life or seven years.

Revenue Recognition

Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.  The Company’s product sales generally contain substantive customer acceptance provisions.  Sales of new products to new or existing customers are not recognized until customer acceptance.  Likewise, sales of existing products to new customer environments are not recognized until customer acceptance.  If multiple elements exist, sales of existing products into existing customer environments are treated as such in accordance with current authoritative accounting guidance.  The amount of revenue recognized in multiple element arrangements is the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer.  The revenue for elements other than equipment is recorded in deferred profit and is recognized when the remaining goods and/or services are delivered or performed.  Revenue related to service is recognized upon completion of performance of the service or ratably over the life of the related service contract. Spare parts sales are recognized upon shipment when title and risk of loss pass to the customer.

Deferred profit included in current liabilities is derived from deferred revenue, which primarily relates to equipment shipped to customers that has not been accepted by the customer, less the deferred cost of sales, including warranty and installation, and commission expenses.

Semitool’s shipping terms are customarily FOB Semitool shipping point or equivalent terms.  All sales, use, value added, excise or other taxes imposed by a governmental authority on customer sales are presented on a net basis, and therefore excluded from revenues.

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

Semitool Japan uses the Yen as its functional currency and invoices its customers in Yen.  All assets and liabilities of Semitool Japan are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period.  Translation adjustments are reported as a separate component of Accumulated OCI. Transaction gains and losses are included in the Consolidated Statements of Operations.

Beginning in April 2007, due to a change in how the Company conducts business and following an evaluation of the scope of its operations and business practices, the Company concluded that the Euro is the currency of the primary economic environment in which Semitool Austria operates and consequently, changed the functional currency for Semitool Austria to the Euro.  Semitool Austria invoices its customers in Euros and its financing and operating activities are denominated in the Euro.  Accordingly, from April 1, 2007, all assets and liabilities of Semitool Austria are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period.  Translation adjustments are reported as a separate component of Accumulated OCI.  Transaction gains and losses are included in the Consolidated Statements of Operations.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were not material in all of the periods presented in the Consolidated Statements of Operations.

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

The Company elected to adopt the modified prospective application method as provided under authoritative accounting guidance.  As a result, the Company’s Consolidated Statements of Operations as of September 30, 2009, 2008 and 2007 reflect compensation cost for new stock awards granted under the stock incentive plans during fiscal 2009, 2008 and 2007 and the nonvested portion of stock options granted prior to October 1, 2005 which vested during fiscal 2009, 2008 and 2007.  Total compensation cost recorded in fiscal 2009, 2008 and 2007, respectively, was $1.1 million, $1.8 million and $1.1 million pre-tax, or $678,000, $1.2 million and $1.1 million after tax, an impact of approximately $0.02, $0.04 and $0.03 per basic and diluted share.

The Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation.  The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation awards that were vested and outstanding upon initial adoption of the authoritative accounting guidance.

Computation of Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share is based on the following (in thousands):

	2009	2008	2007
Numerator:
Net income (loss) used for basic and diluted
earnings (loss) per share	$(11,428)	$6,037	$5,231

Denominator:
Weighted average common shares used for
basic earnings (loss) per share	32,555	32,347	32,034
Effects of dilutive stock options	--	187	416

Denominator for diluted earnings (loss) per share	32,555	32,534	32,450

Diluted earnings (loss) per share excludes the effects of antidilutive stock options to purchase 1,346,024, 903,113 and 577,719 shares of common stock in fiscal 2009, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This guidance is effective for the Company in the fiscal year reporting period ended on September 30, 2009 and only impacts references for accounting guidance.

In October 2009, the FASB’s Emerging Issues Task Force (EITF) issued authoritative guidance addressing revenue arrangements with multiple deliverables.  The authoritative guidance eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services.  Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria.  This guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price.  The guidance provides a hierarchy for estimating the selling price of each of the deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Accordingly, the Company will adopt this guidance in fiscal 2011.  The Company is currently evaluating the impact of adoption of this guidance its results of operations and financial condition.

In April 2009, the FASB issued authoritative guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to adopt this guidance in the first annual reporting period beginning on or after December 15, 2008.  Accordingly, the Company has adopted this guidance effective at the beginning of fiscal 2010, although it will only impact the Company if it is involved in a business combination as an acquirer.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as provided for under separate accounting guidance topics.  This guidance is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years with early adoption prohibited.  Accordingly, the Company will adopt this guidance in fiscal 2010 and it will only impact the Company if the Company acquires assets for which it needs to develop renewal or extension assumptions to determine the useful life of a recognized intangible asset

In December 2007, the FASB issued authoritative guidance retaining the purchase method of accounting for acquisitions, but requiring a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited.  Accordingly, the Company will adopt this guidance in the first quarter of its fiscal 2010 and the guidance will only impact the Company if it is involved in a business combination as an acquirer.

In September 2006, the FASB issued authoritative guidance clarifying the definition of fair value and establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements.   The Company adopted this guidance for financial assets and liabilities in the first quarter of fiscal 2009 and as permitted by the authoritative guidance, the Company expects to adopt its provisions for non-financial assets and liabilities in the first quarter of fiscal 2010.  In August 2009, the FASB issued additional guidance providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available.  This supplemental guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The supplemental guidance is effective for fiscal periods beginning with the first reporting period after issuance.  Accordingly, the Company will adopt this guidance in the first quarter of fiscal 2010.  The Company does not expect the adoption of this guidance to materially impact its results of operations or financial condition.

2.      Restricted Cash:

Restricted cash consists primarily of security deposits held under bank guarantees for three rental properties.

3.      Financial Instruments:

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on the three levels of inputs and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 - Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value.  These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures quarterly and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects changes in classifications between different levels to be rare.

The Company measures its cash equivalents and foreign currency forward contracts at fair value. Cash equivalents and forward contracts are primarily classified within Level 1 or Level 2 because they are valued primarily using quoted market prices, alternative pricing sources or models utilizing market observable inputs as provided to the Company by its brokers for foreign currency forward contracts. The quotes used for valuing the forward contracts are non-binding on the broker providing the quote. Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2009:

Fair Value Measurement at Reporting Date Using:

	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
(In thousands)

Certificates of deposit (1)	$35	$--	$35

Total	$35	--	$35

(1)	Included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

For those financial instruments, the following table provides the value recognized on the Consolidated Balance Sheets and the approximate fair value at September 30, 2009 and September 30, 2008.

	September 30,		September 30,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Cash and cash equivalents, excluding certificates of
deposits of $35 and $63 in 2009 and 2008	$44,617	$44,617	$11,561	$11,561
Restricted cash	25	25	817	817
Marketable securities	--	--	380	380
Note payable to bank	15,000	15,000	3,215	3,215
Long-term debt	10,474	10,617	11,639	11,895

The carrying value of cash, cash equivalents and restricted cash approximates fair value due to the nature of the cash, cash investments and restricted cash.  The carrying value of the marketable securities in fiscal 2008 approximates fair value because the security was marked-to-market.  The carrying value of the note payable to the bank approximates fair value because the instrument bears a negotiated variable interest rate.  The fair value of the long-term debt is based on the discounted value of expected cash flows using an estimated discount rate of 3.25% and 5.0% at September 30, 2009 and September 30, 2008, which the Company could currently obtain for debt with similar remaining maturities.

Marketable securities consists of 1 million shares of common stock acquired in a sales transaction.  Unrealized gains or losses in the security are recorded in Accumulated OCI, unless the Company determines that a decline in the fair value of the security is other-than-temporary.  If a decline in the fair value of a security is determined to be other-than-temporary, then the cost basis of the security must be written down to the current fair value and the adjustment must be recorded as a component of earnings. Many factors go into the determination of whether a decline in value of a given security represents a temporary or other-than-temporary loss.  In the fourth quarter of fiscal 2008, the Company determined that the investment had incurred an other-than-temporary impairment and wrote off $900,000. In the third quarter of fiscal 2009, the issuer of the security filed a voluntary petition under Chapter 11 of the U.S Bankruptcy Code and was subject to delisting from the NASDAQ Stock Market.  As a result, the Company determined that the impairment of the investment was other-than-temporary and wrote down the remaining balance of $380,000 to zero, recording the loss in Other expense.  The fair value of the security as of September 30, 2008 was as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

September 30, 2008	$380	$--	$--	$380

The Company did not hold any other marketable securities as of September 30, 2009.  There is no contractual maturity date for the equity investment held by the Company.

4.      Derivative Instruments and Hedging Activities:

The Company uses derivative instruments to manage some of its exposures to foreign currency risks. The objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures. The Company uses cash flow hedge accounting in accordance with authoritative accounting guidance to account for hedges. At the inception of the hedge, the hedging relationship to a forecasted transaction, the risk management objective and the strategy for undertaking the hedge is documented. Quarterly, forward rates are used to evaluate hedging effectiveness. For effective hedges, unrealized gains and losses are included in Accumulated OCI. If the derivative no longer meets hedge accounting criteria, or the terms of the hedged item change so the derivative no longer qualifies for hedge accounting, the derivative is marked-to-market. Any amounts in Accumulated OCI relating to a derivative that no longer qualifies for hedge accounting are transferred out of Accumulated OCI and reported in earnings during the period in which hedge accounting no longer applies. At maturity or termination, the gain or loss on the derivative is calculated and reported in earnings.

All derivatives are recorded on the Consolidated Balance Sheets at fair value. If the derivative is designated a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated OCI and are recognized in earnings when the cash flow hedge ceases. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Foreign exchange contracts used to hedge forecasted international intercompany sales on credit for up to 18 months in the future are designated as cash flow hedging instruments. Derivative gains and losses included in Accumulated OCI are reclassified to earnings when forecasted transactions become receivables. As of September 30, 2009, the Company had no foreign exchange contracts designated as cash flow hedges and therefore had no net derivative gains or losses being reported as a separate component of Accumulated OCI.

The Company does not employ hedges against foreign currency exposures of its net investment in foreign subsidiaries.  Results of operations may be impacted by changing foreign exchange rates to the extent that exchange rates fluctuate from period to period.  Combined translation and transaction gains (losses) of ($347,000), ($414,000), and $233,000 are included in Other income (expense) in the Consolidated Statements of Operations.

When present, the foreign exchange contracts are reported on the Company’s Consolidated Balance Sheets in prepaid expenses and other current assets or in other accrued liabilities.  As of September 30, 2009, the Company had no foreign exchange contracts.

During fiscal 2009, the Company recognized the following gains (losses) related to foreign exchange contracts (in thousands):

Year Ended
September 30, 2009

Cash Flow Hedges
Effective portion
Gain (loss) recognized in OCI	$(292)
Gain (loss) reclassified from Accumulated OCI into net sales	$452

Ineffective portion
Gain (loss) recognized in Other income (expense), net	$--

Fair Value Hedges
Gain (loss) recognized in Other income (expense), net	$(213)

5.      Inventories:

Inventories at September 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008

Parts and raw materials	$37,493	$44,762
Work-in-process	14,332	27,100
Finished goods	13,985	16,911

	$65,810	$88,773

6.      Property, Plant and Equipment:

Property, plant and equipment at September 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008

Buildings and improvements	$33,755	$32,463
Machinery and equipment	52,981	48,712
Furniture, fixtures and leasehold improvements	10,498	11,682
Vehicles and aircraft	7,606	10,035
	104,840	102,892
Less accumulated depreciation and amortization	(69,291)	(60,430)
	35,549	42,462
Land and land improvements	7,706	7,447

	$43,255	$49,909

Depreciation expense was $10.5 million, $10.3 million and $9.8 million for fiscal 2009, 2008 and 2007, respectively.

The Company sold an aircraft during the third quarter of fiscal 2009 for approximately $1.5 million and recognized a gain on the sale of approximately $253,000. The Company also sold a storage facility located near Kalispell, Montana during the third quarter of fiscal 2009 for approximately $200,000 and recognized a gain on the sale of approximately $152,000.

7.      Intangible Assets:

Amortization expense for intangible assets was $1.1 million, $1.1 million and $936,000 for fiscal 2009, 2008 and 2007, respectively.  Based primarily on patent rights granted and recorded at September 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Year Ending
September 30,	Total

2010	$931
2011	710
2012	476
2013	369
2014	254
Thereafter	109

Accumulated amortization was $5.4 million and $4.3 million at September 30, 2009 and 2008, respectively.

As part of a routine review of its patent portfolio, the Company abandoned patents and patent applications valued at historical cost of $338,000, $311,000 and $366,000 in fiscal 2009, 2008 and 2007, respectively.  Patent abandonments are reported as part of Research and Development expense.

8.      Line of Credit:

The Company has a $30 million Credit Agreement, renewable annually, with Wells Fargo Trade Bank (Trade Bank) with an expiration date of March 1, 2010. Borrowings are collateralized by certain assets of the Company and bear interest at the bank’s prime lending rate, 3.25% as of September 30, 2009, or at the Company’s option, LIBOR plus 2.25%, or 2.54% as of that date. The agreement requires monthly interest payments only, until March 1, 2010, when the then outstanding principal balance is due and payable in full. The agreement provides for a non-refundable annual commitment fee equal to 0.10% of the credit limit, commencing March 1, 2008. Additionally, the agreement contains various restrictive financial and non-financial covenants. The financial covenants include measurements of tangible net worth, total liabilities divided by tangible net worth and a maximum borrowing limit based on a Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio and a maximum borrowing limit based upon total accounts receivable. At September 30, 2009, there was $15.0 million in advances outstanding under the agreement, which is reported as a current liability.

The Company has been in discussions with the Trade Bank regarding its compliance with the Funded Debt to EBITDA covenant.  There exists an ambiguity in interpretation which is unresolved, but which if interpreted as noncompliance with the covenant, would allow the Trade Bank to notify the Company that the non-compliance constitutes an event of default under the facility that (i) prevents further borrowings and (ii) gives them the right to accelerate the payment of all amounts outstanding under the loan.  The bank has not provided the Company with any notice of default (which is also subject to a right of cure within twenty calendar days of the notice).  In view of this ambiguity in interpretation, the Company does not anticipate being able to request further advances under the Credit Agreement until this matter is resolved.  If interpreted in favor of the Trade Bank, there would be a Funded Debt to EBIDTA ratio requirement of not more than 2:1 as of September 30, 2009 (EBITDA for the trailing twelve-month period ending September 30, 2009 was a negative number).  The Company continues to discuss credit facility requirements with the Trade Bank with a view toward arranging a facility that resolves any issues regarding borrowing limits and outstanding advances.

9.      Long-Term Debt:

Long-term debt at September 30, 2009 and September 30, 2008 is summarized as follows (in thousands):

	2009	2008

Mortgage term note payable in monthly installments of
$23, including interest at a blended rate of 5.5%, maturing on
September 1, 2014. (A)	$1,120	$1,328

Mortgage term note payable in monthly installments of $49,
including interest at a blended rate of 3.81% up to January 2012 when it will change to $53, including interest at a blended rate of
6.81%, maturing on January 1, 2017. (B)	3,765	4,206

Mortgage term note payable to the Pennsylvania Industrial
Development Authority (PIDA) in monthly installments of $6,
including interest at 4.25%, maturing on December 1, 2008. (C)	--	12

Mortgage term note payable to Sovereign Bank in monthly
installments of $15, including interest at 4.5%, maturing
August 15, 2021. (D)	1,602	1,705

Mortgage term note payable to the Raiffeisenbank Hallein
in monthly installments of EUR 25, including interest at 3.5%,
maturing on March 5, 2016. (E)	2,517	2,748

Mortgage term note payable to the Raiffeisenbank Hallein
in quarterly installments of EUR 14 plus interest at 5.75%,
maturing July 5, 2016. (F)	1,470	1,640
	10,474	11,639
Less current portion	1,214	1,222

	$9,260	$10,417

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

(C)
The mortgage term note payable to PIDA was collateralized by a first lien upon the premises in Coopersburg, Pennsylvania upon which the Rhetech, Inc. office and manufacturing facility resides.  The net book value of assets pledged under the agreement was $4.4 million at September 30, 2008.

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

(F)
The mortgage term note payable to Raiffeisenbank Hallein is collateralized by a second lien on the Salzburg, Austria premises.  The loan agreement provides the option of converting the loan to a foreign currency.  For loans converted to U.S. dollars, the interest rate is LIBOR, rounded to the nearest 1/8% + 0.875%.  In September 2008, the Company converted the loan to U.S. dollars at an interest rate of 3.625% and is currently making payments of $50,000 per quarter with the intent of settling the loan in 2018.

Principal maturities for long-term debt at September 30, 2009, are summarized as follows (in thousands):

Year Ending	Notes
September 30,	Payable

2010	$ 1,214
2011	1,261
2012	1,289
2013	1,342
2014	1,307
Thereafter	4,061

$10,474

10.    Accumulated Other Comprehensive Income (Loss):

The Company’s accumulated other comprehensive income (loss) consists of unrealized losses on cash flow hedges and foreign currency translation adjustments resulting from translating both Semitool Japan’s financial statements from the Japanese Yen and Semitool Austria’s financial statements from the Euro, to the U.S. dollar.

Accumulated other comprehensive income (loss) at September 30, 2009 and 2008 consisted of the following components (in thousands):

	2009	2008

Unrealized loss on derivative instruments qualifying as cash flow hedges	$--	$(160)
Cumulative translation adjustments	905	(272)

	$905	$(432)

11.    Employee Benefit and Stock-Based Compensation Plans:

Semitool maintains a profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Under the terms of the plan, U.S. employees may make voluntary contributions to the plan.  Semitool contributes a matching amount equal to 50% of the employee’s voluntary contribution for up to 5% of the employee’s compensation.  Semitool may also make non-matching contributions to the plan.  As of January 1, 2009, the company temporarily suspended the matching portion of the 401K plan as part of its downsizing efforts (See Note 12).  Total contribution cost for this plan was approximately $1.1 million for both fiscal years ended September 30, 2008 and 2007.

Semitool Europe Ltd. maintains a defined contribution pension agreement.  This pension agreement is open to all employees with more than three months of service.  The employer and employee contributions are invested in each individual member’s personal pension plan.  The employer has an obligation to make contributions at one-half of the contribution rate paid by the employee, subject to a rate between 2.5% and 5.0% of the employee’s salary.  The total pension cost for this plan for the years ended September 30, 2009, 2008 and 2007 approximated $33,000, $36,000 and $40,000, respectively.

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

The total shares reserved for issuance under the 2007 Plan are 3,207,730 at September 30, 2009, which includes an initial 1,000,000 shares plus all shares that remained available for grants of options under the 2004 Plan as of the date the 2007 Plan was approved plus any shares that would otherwise return to the 2004 Plan as a result of forfeiture of options previously granted under the 2004 Plan.  The 2007 Plan provides for the grant of various awards including stock options, stock appreciation rights and restricted stock awards.  As of September 30, 2009, only stock options and restricted stock awards have been awarded under the 2007 Plan.  The Company may grant options that qualify as incentive stock options only to employees.  Awards other than incentive stock options may be granted to employees, directors and consultants.  Restricted stock awards granted under the 2007 Plan generally vest at a rate of 20% per year with 20% vesting immediately upon issuance and have a requisite service period of four years.  Stock options granted under the 2007 Plan generally have a ten-year term, unless earlier terminated by the discontinuation of service by the grantee.  Stock option exercises and restricted stock are settled with newly issued common shares.

Stock-based compensation expense recognized during the fiscal years ending September 30, 2009, 2008 and 2007 was $1.1 million, $1.8 million and $1.1 million, respectively.

Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on a blended rate of historical and implied volatilities from the traded options on the Company’s stock.  The expected term of stock options granted is based on analyses of historical employee termination rates, option exercises and other factors.  The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.  The assumptions used in the Black-Scholes model for fiscal 2008 and 2007are presented below.  There were no stock options granted in fiscal 2009.

	2008	2007

Expected stock price volatility	51.6%	51.6%
Risk-free interest rate	4.4%	4.6%
Dividend yield	0.0%	0.0%
Expected life of options (in years)	5.1	5.1

The weighted average grant date fair values based on the Black-Scholes option pricing model for stock options granted in fiscal 2008 and 2007 were $4.77 and $5.58 per share, respectively.

The following summary shows stock option activity for the three years ended September 30, 2009:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Option Activity	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	1,401,856	$8.11	1,779,750	$7.69	1,922,426	$7.53
Granted	--	--	5,000	$9.49	62,000	$11.05
Exercised	(2,750)	$6.62	(354,719)	$5.81	(169,676)	$6.94
Forfeited	(106,325)	$7.85	(28,175)	$10.63	(35,000)	$8.65

Outstanding, end of year	1,292,781	$8.14	1,401,856	$8.11	1,779,750	$7.69

Exercisable, end of year	1,173,996	$8.07	1,102,081	$7.99	1,246,956	$7.52

As of September 30, 2009, $437,000 of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 0.9 years.  The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2009 was 4.2 years and 4.0 years, respectively.  The aggregate intrinsic value for options outstanding and exercisable at September 30, 2009 was $1.3 million and $1.3 million, respectively.  The total intrinsic value of stock options exercised during fiscal 2009, 2008 and 2007 was $4,000, $968,000 and $900,000, respectively.

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

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range of Exercise Prices	of Shares	Price	Contractual Life	of Shares	Price
			(In years)

$ 3.98 - $ 4.84	191,091	$4.27	3.7	191,091	$4.27
$ 6.95 - $ 10.27	913,565	$8.17	4.3	802,980	$8.13
$ 10.55 - $ 14.19	169,625	$11.27	4.8	161,425	$11.19
$ 15.88 - $ 19.25	18,500	$17.76	0.4	18,500	$17.76

	1,292,781	$8.14	4.2	1,173,996	$8.07

The exercise and sale of certain qualified options resulted in the treatment of those options as nonqualified options for tax purposes.  As a result, the Company received tax benefits associated with those options of $235,000, $247,000 in fiscal 2008 and 2007, respectively, which were recorded as additional capital.  The Company recorded no benefits in fiscal 2009.

Restricted Stock Awards

The following summary shows restricted stock activity for the three years ended September 30, 2009:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted Stock Activity	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested, beginning of year	204,690	$9.02	12,250	$9.64	--	$--
Granted	14,500	$4.23	271,700	$9.01	13,000	$9.68
Vested	(55,660)	$8.65	(61,420)	$9.01	(750)	$10.04
Forfeited	(14,590)	$9.12	(17,840)	$9.33	--	$--

Nonvested, end of year	148,940	$8.69	204,690	$9.02	12,250	$9.64

The fair value of the restricted stock was calculated based upon the fair market value of the Company’s stock at the date of the grant.  As of September 30, 2009, $857,000 of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.3 years.

12.    Downsizing Costs:

In November 2008 and January 2009, the Company announced and implemented plans to align its cost structure with forecasted business activity levels. On a combined basis, the cost reduction plans consisted primarily of a 35% reduction in the Company’s worldwide work force, salaried staff pay cuts, reduced working hours and overtime, mandatory leave, temporary suspension of company-paid 401(k) plan matching and a three-week facilities shutdown in December 2008. One-time involuntary termination costs of $2.6 million were reported as a separate component of operating expenses in fiscal 2009. All costs related to the downsizing plan have been incurred and paid.

Year Ended
September 30, 2009

Liability for one-time involuntary termination costs, beginning of period	$--
One-time involuntary termination costs incurred during the period	2,566
One-time involuntary termination costs paid during the period	2,566

Liability for one-time involuntary termination costs, end of period	$--

13.    Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007

Federal:
Current	$(1,326)	$1,901	$(1,083)
Deferred	(7,055)	(256)	(1,689)
State:
Current	142	225	638
Deferred	(816)	(145)	(702)
Foreign:
Current	331	1,507	873
Deferred	163	(286)	71

	$(8,561)	$2,946	$(1,892)

Domestic and foreign components of income (loss) before income taxes for the years ended September 30, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

Domestic	$(21,226)	$7,592	$(1,681)
Foreign	1,237	1,391	5,020

	$(19,989)	$8,983	$3,339

The components of the deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accrued warranty	$1,473	$2,755
Net operating loss (NOL) carryforwards	7,705	280
Tax credit carryforwards	6,107	2,748
Deferred profit	1,360	3,166
Other accrued liabilities	1,223	1,817
Inventories	2,331	2,323
Equity compensation	583	587
Asset impairment	342	342
Other	209	157
Deferred tax assets	21,333	14,175

Deferred tax liabilities:
Depreciation and amortization	(2,188)	(3,023)
Other	(285)	--
Deferred tax liabilities	(2,473)	(3,023)

Net deferred tax asset	$18,860	$11,152

Semitool has incurred a federal net operating loss of approximately $19.5 million which can be carried back 2 years or forward 20 years. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law and includes provisions for the potential carryback of NOL’s of up to 5 years. The Company has not yet determined the benefits of this potential increased carryback period. Semitool has net operating loss carryforwards totaling approximately $24 million in various states.  The Company estimates the tax effect of these state net operating losses to be approximately $825,000.  The losses expire in fiscal years 2010 through 2029. Semitool has a Federal Research Credit carryforward of approximately $3.5 million which will begin to expire in fiscal year 2025.  Semitool has a Research Credit carryforward in the State of Montana of approximately $1.1 million, which will begin to expire in fiscal year 2025.  The Company also has an Alternative Minimum Tax credit carryforward of approximately $1.1 million that does not expire and a Foreign Tax Credit carryforward of approximately $236,000 which will expire by fiscal year 2019.

On November 16, 2009, we entered in a definitive agreement to be acquired by Applied Materials, Inc., a Delaware corporation (see additional information in Note 20). With the completion of the pending tender offer there may be certain limitations to the utilization of the NOL’s and credit carryforwards available to Applied Materials. The magnitude of these limitations, if any, have not yet been determined by the company.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, were approximately $21.3 million at September 30, 2009.  Such earnings are expected to be reinvested indefinitely.  Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.  The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

Semitool has concluded that based on its history of taxable income and sources of future income, that it is more likely than not that all of the deferred tax assets will be realized and that no valuation allowance is necessary.

The differences between the consolidated provision (benefit) for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended September 30, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

Amount computed using the statutory rate	$(6,996)	$3,144	$1,169
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	(226)	(10)	(173)
Effect of foreign taxes/foreign exchange	(470)	309	(1,003)
Research and experimentation credit	(1,544)	(386)	(2,388)
Meals and entertainment and other permanent items	680	686	777
Extraterritorial income exclusion	--	--	(520)
Incentive stock options	386	272	222
Domestic production deduction	--	(262)	--
Subpart F income net of related foreign tax credit	(215)	(103)	20
Other, net	(176)	(704)	4

	$(8,561)	$2,946	$(1,892)

The Federal Research Credit (R&E Credit) expired on December 31, 2007.  Because legislation extending the R&E Credit was signed into law after September 30, 2008, only one quarter of the full year R&E Credit was realized in fiscal year 2008.  In fiscal 2009, the R&E Credit for the remaining three quarters from fiscal year 2008 was recognized in addition to the full year R&E Credit for fiscal year 2009.

Effective October 1, 2007, the Company recognizes and measures its uncertain income tax positions following the two-step approach defined in authoritative accounting literature.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of its accounting for uncertain income tax positions, the Company increased its estimate of net unrecognized tax benefits and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a $671,000 decrease to beginning retained earnings.  Total unrecognized tax benefits at October 1, 2007, if recognized, would impact the Company’s tax rate.  The Company anticipates that the amount of unrecognized tax benefits could change in the next twelve months but does not expect those changes to have a significant impact on the results of operations or the financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2009	2008
	(In thousands)

Unrecognized tax benefits balance at the beginning of the fiscal year	$2,223	$2,421
Prior year additions	265	25
Current year additions	201	197
Prior year reductions	(464)	(179)
Reductions due to lapse of statue of limitations	(163)	(241)
Unrecognized tax benefits balance at the end of the fiscal year	$2,062	$2,223

As of September 30, 2009, the Company is potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2008 and to non-U.S. income tax examinations for fiscal tax years 2003 through 2008.  In addition, the Company is potentially subject to state income tax examinations for fiscal tax years 2005 through 2008.  Although they have not been assessed, the Company includes potential interest and penalties related to unrecognized tax benefits within its provision for taxes. The accrued potential interest and penalties related to unrecognized tax benefits was approximately $24,000 as of September 30, 2009.  The above amount would have an effect on the effective tax rate if recognized.

As of September 30, 2008, the Company was potentially subject to U.S. federal income tax examinations for the fiscal tax years 2005 through 2007 and to non-U.S. income tax examinations for fiscal tax years 2002 through 2007.  In addition, the Company was potentially subject to state income tax examinations for fiscal tax years 2004 through 2007.  We included potential interest and penalties related to unrecognized tax benefits within our provision for taxes, although they have not been assessed.  As of the date of implementation, the Company had $283,000 of accrued potential interest and penalties related to unrecognized tax benefits.  The accrued potential interest and penalties related to unrecognized tax benefits decreased approximately $170,000 in the year ended September 30, 2008.

14.    Related Party Transactions:

Semitool has agreements with limited liability companies wholly-owned by Mr. Raymon F. Thompson, the Company’s chairman and chief executive officer, to lease aircraft and an aircraft hangar.  Under these agreements, rent expense was approximately $1.9 million for the year ended September 30, 2009, $2.4 million for the year ended September 30, 2008 and $2.8 million for the year ended September 30, 2007.  The rental rate for fiscal 2010 is currently $34,100 per month for both the aircraft and the hangar; the lease terms are month-to-month.  The lease amounts were reduced in response to market conditions affecting the Company’s need for the aircraft.  The amended rates are below-market for the aircraft leased and, consequently, are on terms more favorable to the Company than could have been obtained from an unaffiliated party.  Because the term of the leases are month-to-month, it is not expected that the Company will be able to be continue leasing the aircraft at those below-market rates as economic conditions improve.

15.    Commitments and Contingencies:

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

Changes in the Company’s accrued warranty liability for fiscal 2009, 2008 and 2007, were as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Accrued warranty balance, beginning of year	$9,786	$7,781	$7,368
Accruals for new warranties issued during the year	6,716	11,298	9,238
Expirations and changes in estimates to pre-existing warranties	(3,406)	285	2,876
Warranty labor and materials provided during the year	(6,135)	(9,578)	(11,701)

Accrued warranty balance, end of year	$6,961	$9,786	$7,781

Operating Leases

The Company has various non-cancelable operating lease agreements for equipment and office space that expire through the year 2014.  Total rent expense for the years ended September 30, 2009, 2008 and 2007, exclusive of amounts paid to a related party as described in Note 14, was approximately $2.0 million, $1.9 million and $1.9 million, respectively.  The following table summarizes future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year as of September 30, 2009 (in thousands):

Year Ending
September 30,	Total

2010	$1,150
2011	497
2012	142
2013	61
2014	4
Thereafter	--

$1,854

Litigation

On or about November 19, 2009, November 30, 2009 and December 4, 2009, three purported class action lawsuits related to the tender offer and the merger, captioned Stationary Engineers Local 39 Pension Trust Fund vs. Semitool, Inc., et al. (Cause No. DV-09-1461(B)), Stern vs. Thompson, et al. (Cause No. DV-09-1513(C)), and Marvel v. Thompson, et al., respectively, were filed in the Montana Eleventh Judicial District Court, County of Flathead, against Semitool, each of Semitool’s directors, Applied Materials and Jupiter Acquisition Sub, Inc. (the plaintiff in the Stationary Engineers Local action then filed an amended complaint on or about November 25, 2009).  Motions for expedited proceedings were filed by the plaintiffs in the first and second actions, respectively, on November 23, 2009 and December 1, 2009, in each case requesting, among other things, that the Court expedite discovery and schedule a hearing on such plaintiff’s proposed motion for a preliminary injunction no later than December 17, 2009, the currently scheduled Expiration Date of the tender offer.  A hearing on the motion for expedited proceedings in the Stationary Engineers Local action took place on December 9, 2009 and, on December 10, 2009, the court issued an order denying the plaintiff’s motion for expedited discovery and issued another order scheduling a hearing on December 15, 2009 in respect of plaintiff’s motion for a preliminary injunction.

The actions, each brought by a purported shareholder of Semitool, seek certification of a class of all holders of Semitool common stock (except the defendants and their affiliates) and allege, among other things, that Semitool’s directors breached their fiduciary duties by (i) failing to maximize shareholder value; (ii) securing benefits for certain defendants at the expense or to the detriment of Semitool’s public shareholders; (iii) discouraging and/or inhibiting alternative offers to purchase control of Semitool or its assets; and (iv) failing to disclose material non-public information, and that Applied Materials aided and abetted such alleged breaches. The actions seek, among other things, injunctive relief enjoining the defendants from consummating the tender offer and the merger and damages, as well as recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. Semitool believes the claims alleged against it in the actions to be without merit and intends to defend against them vigorously. In addition, Applied Materials has informed the Company that it also believes the allegations against it in the actions to be without merit, and that it intends to defend against the claims vigorously.

The Company is involved in other legal proceedings that arise in the ordinary course of its business, including employment related litigation.  Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

16.    Shareholders’ Equity:

The Board of Directors has the authority to issue preferred stock of Semitool in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.  At September 30, 2009 and 2008, no preferred shares were outstanding.

17.    Certain Concentrations:

At September 30, 2009 and 2008, trade receivables of the Company were from companies in the semiconductor industry, and included approximately $40.1 million and $60.6 million, respectively, of foreign receivables.  Accordingly, the Company is exposed to concentrations of credit risk.  The Company routinely assesses the financial strength of its customers and generally requires no collateral to secure trade receivables.  The Company may require advance payment or utilize irrevocable letters of credit to mitigate credit risk when considered appropriate.

18.    Segments, Geographic Location and Major Customers:

The Company currently operates in one segment whose primary products perform wet processing.  The Company’s current product offerings qualify for aggregation under authoritative accounting guidance as its products are manufactured and distributed in the same manner, have similar economic characteristics and are sold to the same customer base.

Seagate and Amkor accounted for 11.6% and 10.4%, respectively, of net sales in fiscal 2008.  Advanced Micro Devices and Micron/IM Flash accounted for 23.8% and 10.2%, respectively, of net sales in fiscal 2007.  No single customer accounted for 10.0% or more of net sales in fiscal 2009.

Net sales information by geographic location based on shipment location for fiscal 2009, 2008 and 2007 is summarized as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Net sales, by customer location:
United States	$35,455	$68,195	$80,646
Germany	22,727	28,683	67,739
Europe, excluding Germany	18,721	26,455	16,790
Japan	14,178	19,474	16,488
Taiwan	31,073	54,591	15,812
Singapore	2,762	9,941	13,546
Korea	2,664	20,665	1,600
Philippines	8,718	6,619	--
Asia other	2,742	3,981	2,599

	$139,040	$238,604	$215,220

Property, plant and equipment information by geographic location for fiscal 2009 and 2008 is summarized as follows (in thousands):

	Year Ended September 30,
	2009	2008

Property, plant and equipment, net:
United States	$31,363	$37,818
United Kingdom	3,783	3,901
Austria	7,506	7,423
Other countries	603	767

	$43,255	$49,909

19.    Quarterly Financial Data (Unaudited):

For each quarter of fiscal 2009 and 2008 (in thousands, except for per share amounts):

	Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$33,066	$27,158	$31,763	$47,053
Gross profit	$14,161	$10,691	$14,342	$19,894
Downsizing costs	$881	$1,531	$137	$17
Net income (loss)	$(7,421)	$(4,605)	$(1,624)	$2,222

Earnings (loss) per basic share	$(0.23)	$(0.14)	$(0.05)	$0.07
Earnings (loss) per diluted share	$(0.23)	$(0.14)	$(0.05)	$0.07

	Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$48,592	$62,958	$66,973	$60,081
Gross profit	$24,172	$30,072	$32,102	$31,049
Net income (loss)	$(776)	$2,145	$3,434	$1,234

Earnings (loss) per basic share	$(0.02)	$0.07	$0.11	$0.04
Earnings (loss) per diluted share	$(0.02)	$0.07	$0.11	$0.04

20.    Subsequent Event:

On November 16, 2009, we entered in a definitive agreement to be acquired by Applied Materials, Inc., a Delaware corporation. Pursuant to the merger agreement, Applied Materials commenced a tender offer to purchase all of the outstanding shares of the Company’s common stock at a price of $11 per share, net to seller in cash, without interest thereon and less any required withholding tax. The tender offer was commenced on November 19, 2009 and the initial expiration date is 12:00 midnight, Eastern Standard Time, on December 17, 2009, subject to extension as described in the offer materials and the related merger agreement. Subsequent to the completion of the tender offer and the satisfaction of certain other conditions set forth in the merger agreement, the Company will merge with a wholly-owned subsidiary of Applied Materials.

As of December 14, 2009, no other events or transactions have occurred subsequent to the Consolidated Balance Sheets date of September 30, 2009 that required recognition or disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Semitool, Inc.

We have audited the accompanying consolidated balance sheets of Semitool, Inc. (a Montana corporation) and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semitool, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semitool Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Semitool, Inc.

We have audited Semitool, Inc. (a Montana Corporation) and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Semitool, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Semitool, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Semitool, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semitool, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2009 and our report dated December 14, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
December 14, 2009

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

(b)
Management’s Report on Internal Control over Financial Reporting. The management of Semitool is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Semitool’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards.  Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

(c)
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)	Directors

The following individuals serve, as of December 14, 2009, as the members of our Board of Directors.

Raymon F. Thompson, age 68, founded Semitool in 1979 and serves as our Chairman and Chief Executive Officer. Mr. Thompson holds a number of patents in the semiconductor industry and has been directly involved in the design and commercialization of our current suite of semiconductor equipment.

Howard E. Bateman, age 75, has served on our Board of Directors since 1990. Mr. Bateman formerly owned and operated Entech, a Pennsylvania company that was an independent sales representative for our products from 1979 to 1996. Mr. Bateman is Chairman of our Compensation Committee.

Donald P. Baumann, age 74, has served on our Board of Directors since 2003. Mr. Baumann currently is a consultant to the semiconductor equipment industry. From 1994 through 2001 he served as President of the semiconductor equipment manufacturer, SEZ North America, a subsidiary of The SEZ Group of Zurich, Switzerland. Earlier in his career he held senior management positions in worldwide sales and marketing for other companies in the semiconductor industry. Mr. Baumann is a member of our Compensation Committee.

Timothy C. Dodkin, age 60, has been employed by us since 1985 and has served on our Board of Directors since 1998. Mr. Dodkin served as our European Sales Manager from 1985 to 1986, when he became Senior Vice President, Managing Director of Semitool Europe, Ltd. From September 2001 to June 2003 he was our Senior Vice President, Global Sales and Marketing and from June 2003 to present he has served as Executive Vice President. Prior to joining us, Mr. Dodkin worked at Cambridge Instruments, a semiconductor equipment manufacturer, for ten years in national and international sales.

Daniel J. Eigeman, age 75, has served on the Company’s Board of Directors since 1985. From 1971 to 1993, Mr. Eigeman was President of Eigeman, Hanson & Co., P.C., and from 1993 to 1999 was a shareholder of Junkermier, Clark, Campanella, Stevens, P.C., both accounting firms. Mr. Eigeman, a certified public accountant, is a member of our Audit Committee.

Charles P. Grenier, age 60, has served on our Board of Directors since 2003. Mr. Grenier was Executive Vice President of Plum Creek Timber Company, a New York Stock Exchange listed company, from 1994 to 2000, and he was a director of that company from 1995 to 2000. Mr. Grenier graduated from Stanford University with a bachelor of arts in economics and holds a masters of business administration from Harvard University. Mr. Grenier is a member of our Audit Committee.

Steven C. Stahlberg, age 43, has served on our Board of Directors since 2004. Mr. Stahlberg, a certified public accountant, is a founder of Stahlberg & Sutherland, CPAs, which specializes in management advisory services, cash flow analysis and forecasting, and employee relations. Prior to forming his firm, he worked extensively in governmental and nonprofit auditing as well as management advisory services. Mr. Stahlberg is the Chairman of our Audit Committee.

Steven R. Thompson, age 46, has served on the Company’s Board of Directors since 2008.  Mr. Thompson is the owner of a small business in the outdoor recreation market. Prior to starting this business in 1997, Mr. Thompson worked at the Company from 1982 to 1997, his last position being Vice President and General Manager of the Thermal Products Division.

There are no family relationships among any of our officers or directors except that Mr. Raymon F. Thompson is the father of Mr. Steven R. Thompson.

For information with respect to executive officers, see Part I, Item 1 of this annual report on Form 10-K, under “Executive Officers of the Registrant.”

Audit Committee

The Audit Committee consists of Messrs. Stahlberg, Eigeman and Grenier.  The Board of Directors has determined that at least one member of the Audit Committee, Mr. Stahlberg, is a “financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. Mr. Stahlberg is a certified public accountant and has served on our Board of Directors and Audit Committee since 2004. Mr. Stahlberg is a founder of Stahlberg & Sutherland, CPAs, which specializes in management advisory services, cash flow analysis and forecasting, and employee relations. Prior to forming his firm, he worked extensively in governmental and nonprofit auditing as well as management advisory services. In the course of his career, Mr. Stahlberg acquired (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, (iv) an understanding of internal control over financial reporting, and (v) an understanding of audit committee functions.

The Board of Directors also considers Mr. Eigeman and Mr. Grenier to be “financial experts,” but has elected to designate Mr. Stahlberg as a “financial expert” for purposes of Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

Code of Conduct

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons owning more than ten percent of any class of our registered securities file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc.  Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, for the fiscal year ended September 30, 2009, all executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements except for the following: in November 2009, it came to our attention that Mr. Timothy C. Dodkin, an officer and director of the Company, had failed to file Forms 4 with the SEC for certain sale transactions on two occasions in 2008. Mr. Dodkin subsequently filed a Form 4 reporting those transactions in November 2009.

Item 11.  Executive Compensation

Compensation Discussion And Analysis

Overview of Compensation Program

The Compensation Committee has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executive officers and members of the Board is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the Named Executive Officers (as defined in the Summary Compensation Table) are similar to those provided to all other executive officers.

Compensation Objective and Philosophy

The objective of our compensation program is to provide a total compensation package that will enable us to:

•	attract, motivate and retain outstanding employees, including Named Executive Officers;
•	align the financial interests of our employees, including our Named Executive Officers, with the interests of our shareholders;
•	provide incentives for superior company and individual Named Executive Officers performance; and
•	encourage each Named Executive Officer to have a stake in our long-term performance and success.

To achieve this objective, the Compensation Committee has designed a compensation philosophy that seeks to combine “fixed” forms of compensation such as base salaries and certain other perquisites and ancillary benefits with “at-risk” forms of compensation such as performance-based cash bonuses and long-term equity incentive awards. In particular, the Compensation Committee believes that paying “fixed” forms of compensation that are competitive relative to our Compensation Peer Group (as defined below) helps to ensure that we maintain our ability to attract, motivate and retain individuals of superior ability and managerial talent in key positions. Likewise, the Compensation Committee believes that awarding “at-risk” forms of compensation helps to further align our employees’ interests with those of our shareholders by providing incentives for superior performance relative to established goals, while also encouraging employees to value our long-term performance. Thus, our compensation program allows us to reward short-term achievement of objectives and to foster long-term participation in our success.

We use four basic categories of compensation. First, we set base salaries at levels designed to attract and retain qualified executives based on their levels of experience relevant to our business. Second, we may offer performance-based cash bonuses meant to reward achievement of certain key financial and operational goals, subject to the Company’s overall financial performance. Third, we may grant long-term equity incentive awards, which vest over time, to encourage sustained loyalty and performance and to foster in each executive a sense of ownership and shared purpose. Finally, we may offer ancillary benefits that the Compensation Committee has determined to be widely offered within our Compensation Peer Group.  All of these categories of compensation have been impacted by general economic conditions as well as specific economic conditions affecting the semiconductor industry.

To date, the Compensation Committee has not established any formal policy or target for the relative balance of “fixed” and “at-risk” compensation. The mix of these types of compensation is evaluated on a case-by-case basis. For example, the Chief Executive Officer of the Company, Mr. Thompson, has never received “at risk” compensation because he is a significant shareholder in the Company and has declined this form of compensation.

Process for Setting Executive Compensation

The Compensation Committee understands that we compete with many companies for top executive-level talent. Accordingly, the Compensation Committee strives to implement compensation packages for our executive officers that are competitive with total compensation paid to similarly situated executives of the companies comprising what we refer to as our “Compensation Peer Group”.  The members of this Compensation Peer Group may vary depending on the nature of the executive role being considered, as the Compensation Committee may deem it appropriate in the case of certain executive roles to refer to the practices of similarly situated companies within the semiconductor industry and in the case of other executive roles to refer more generally to the practices of companies similar to ours in terms of size, location, operations, etc. In addition to comparing compensation levels to the appropriate Compensation Peer Group, the Compensation Committee also determines the appropriate metrics that will be used to define the various performance goals underlying certain elements of the “at-risk” compensation we offer.

Companies within the Compensation Peer Group change, but have included Applied Materials, Inc., Asyst Technologies, Inc., Electroglas, Inc., FSI International, Inc., KLA Tencor, Inc., Kulicke & Soffa, Inc., Lam Research, Inc., Mattson Technology, Inc., Novellus Systems, Inc. and Varian Semiconductor Equipment Associates, Inc.  The Company does not employ benchmarking against these companies because of the disparities between the Company's size, strategic goals, and line of business in relation to the various members of this peer group. Instead, the Company's practice has been to observe the general trends and compensation methodologies of these companies and use that information as one of the various criteria upon which our executive compensation programs are designed and implemented.

Ultimately, the Compensation Committee makes all compensation decisions for our executive officers. Often, these decisions will be based on data obtained by the Compensation Committee from relevant compensation surveys and other public sources, as well as individual performance, internal comparables and other related factors as deemed appropriate by the members of the committee. In addition, from time to time, the Compensation Committee may solicit the input of our Chairman and Chief Executive Officer, Mr. Thompson, with respect to executive compensation matters.

Executive Compensation Components

The following discussion further describes the components and mix of compensation we pay to our executive officers, as well as how we generally determine the amount of each component. It also explains how each component of compensation fits into our overall compensation objectives and affects decisions regarding other components of compensation. This discussion and analysis should be read together with the Summary Compensation Table (and the related narrative disclosure for the table) that appears directly following this Compensation Discussion and Analysis.

As referenced above, the principal components of compensation for our executive officers are:

•	base salary;
•	performance-based cash bonuses;
•	long-term equity incentive awards; and
•	ancillary benefits.

Base Salary

We provide our executive officers and other employees with base salaries to compensate them for services rendered during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility, with appropriate reference to market data from the Compensation Peer Group, as well as current general economic conditions and conditions affecting the semiconductor industry.

During its review of base salaries for executive officers for fiscal 2009, the Compensation Committee primarily considered:

•	peer data obtained from public sources;
•	the results of its own internal review and appraisal of the executive's compensation, both individually and relative to other executive officers; and
•	the individual performance and responsibility of the executive.

Base salary levels are considered annually as part of our performance review process, as well as upon a promotion or other material change in job responsibility. Changes in base salary levels may be merit-based or circumstance-based as determined appropriate by the Compensation Committee. In reviewing market data, the Compensation Committee considered the surveys that track the executive compensation of other leading companies in the semiconductor and semiconductor equipment industries, many of which are included in the RDG Semiconductor Composite Index used in the Stock Performance Graph. In reviewing individual executive performance, the Compensation Committee considered factors including decision-making skills, business and financial acumen, ability to drive results, and the executive’s overall performance in his or her role.

As a result of recent economic conditions existing at the time, commencing in January 2009, the executive officers of the Company voluntarily took reductions in salary of between 25% and 60%.  The salaries in existence immediately prior to such reductions were reinstated (along with all other salaries in the Company) effective November 16, 2009 due to improved economic conditions and the financial condition of the Company.

Performance-Based Cash Incentive Compensation

Cash bonuses periodically may be granted to executive officers on the basis of subjective criteria, including the performance of the Company and the individual. In addition, there is an Executive Bonus Plan (the “Plan”) that currently applies only to our President and Chief Operating Officer, Mr. Murphy, which provides for the payment of annual cash incentive awards based on the achievement of certain performance criteria related principally to the growth in Company revenues. The Plan is administered by the Compensation Committee. Sales revenue is the principal measure used under the Plan to determine cash awards. However, the Compensation Committee may also increase or decrease the award based on its evaluation of other criteria specified in the Plan. Due to decreasing Company revenues over the prior fiscal year, there was no award made to Mr. Murphy under this Plan for the fiscal year ended September 30, 2009.  In addition, the Compensation Committee did not exercise any discretion in establishing an award based on the other criteria specified in the Plan.

Long-Term Equity Incentive Compensation

Long-term equity incentive compensation is another key component of our “at-risk” compensation package. Whereas performance-based cash compensation ultimately ties individual success to predefined corporate performance targets, the value of long-term incentive compensation is even more directly related to the value created for our shareholders in the form of appreciating stock prices.

Grants of equity-based awards are made to Named Executive Officers and other eligible employees based upon performance criteria of both the individual and the Company, as well as conditions affecting the financial performance of the Company. When making equity award decisions, the Compensation Committee considers market data relating to the Compensation Peer Group, the grant size, the forms of long-term equity compensation available to it under existing plans, the status of awards granted in previous years, our performance, the value of the specific position to us and individual performance criteria.  The principal performance goals are increased Company revenues, gross margins and net profits, and the individual’s contribution to those goals. In light of current economic conditions, it has been difficult to achieve those goals.  Existing ownership levels are not a factor in award determination, as the Compensation Committee wants to encourage executives to hold our stock in order to achieve alignment between management and shareholders’ interests. All long-term equity incentive compensation awards are currently granted pursuant to our 2007 Stock Incentive Plan. No long-term equity incentive awards were granted to any of our Named Executive Officers for fiscal 2009 because of adverse economic conditions affecting the industry and the Company and the general reductions in salary and required time off affecting our general employee population.

Other Ancillary Benefits

We provide the Named Executive Officers and other employees with perquisites and other ancillary benefits that the Compensation Committee believes are consistent with its objectives and philosophy set forth above. A description of these perquisites and other ancillary benefits, which the Compensation Committee periodically reviews and adjusts as deemed necessary, is set forth below.

Life and Long Term Disability Insurance: All of our Named Executive Officers and other executive officers in the United States are enrolled in our group life and disability insurance plans. All executive participants are entitled to a benefit under the group life insurance plan equal to their annual base salary in effect on the date of death, up to a maximum benefit of $300,000. The long term disability plan provides a monthly benefit to executive officers in the event of disability of 60% of the participant’s annual base salary up to a maximum monthly amount of $6,000.

Executive Health Plan: On February 15, 2006, the Board of Directors adopted the Semitool, Inc. Supplemental Executive Health Plan (the “Health Plan”). The purpose of the Health Plan is to provide designated executive participants and their beneficiaries with certain accident and health care benefits. Currently, the two participants are the Chief Executive Officer, Mr. Thompson, and the President and Chief Operating Officer, Mr. Murphy. The Health Plan is intended to qualify as fully insured under a policy of accident and health insurance, and not to be treated as a “self-insured medical reimbursement plan” under Internal Revenue Code Section 105(h)(6). The Health Plan is intended to meet all other applicable requirements of ERISA and the Internal Revenue Code. The insurance policy described in the Health Plan provides for the reimbursement of certain health care expenses not covered by the Semitool Health Benefit Plan up to a maximum of $50,000 per annum for each participant.

Tax and Accounting Implications: As part of its role in developing and overseeing our compensation programs, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals unless certain conditions are met. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 per year paid to the Named Executive Officers at the end of such fiscal year generally must be “performance-based” compensation as determined under Section 162(m). The Compensation Committee generally intends to stay within the requirements for full deductibility of executive compensation under Section 162(m). However, the Compensation Committee will balance the costs and burdens involved in such compliance against the value to us and our shareholders of the tax benefits that we would obtain as a result, and may in certain instances pay compensation that is not fully deductible if, in its determination, such costs and burdens outweigh such benefits.

The Compensation Committee also considers the accounting effect that each compensation component may have on the Company and recipients of the relevant compensation (for example, restricted stock or cash bonuses). When determining the appropriate compensation component, the Compensation Committee’s goal is to consider the relative cost of the component from an accounting standpoint along with its potential benefit as a compensation tool.

Chief Executive Officer Compensation

The Company’s Chief Executive Officer is Raymon F. Thompson. The compensation of the Chief Executive Officer is reviewed annually. Mr. Thompson’s base salary for the fiscal year ended September 30, 2009 was established by the Compensation Committee at $380,000 in part by comparing the base salaries of chief executive officers at other companies of similar size.  Subsequent to that salary determination by the Compensation Committee, Mr. Thompson’s base salary was voluntarily reduced to $307,800 on November 1, 2008 and then again on December 1, 2008 to $150,000 as a result of recent adverse economic conditions, but was reinstated (along with all other salaries in the Company) to the established amount effective November 16, 2009 due to the improved financial condition of the Company.

EXECUTIVE COMPENSATION

The following tables set forth certain compensation information for our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers of the Company (collectively the “Named Executive Officers”) for the fiscal year ended September 30, 2009.

Summary Compensation Table

The following table sets forth certain information concerning compensation of each Named Executive Officer during the fiscal year ended September 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

Raymon F. Thompson	2009	182,324	--	--	--	269,073	(2)	451,397
Chairman of the Board	2008	373,681	--	--	--	238,189		611,870
and Chief Executive Officer	2007	361,014	--	--	--	213,828		574,842

Larry E. Murphy	2009	334,263	--	55,569	214,709	17,374	(3)	621,915
President and	2008	413,016	--	165,385	269,183	64,414		911,998
Chief Operating Officer	2007	399,015	--	--	268,448	55,181		722,644

Timothy C. Dodkin	2009	200,582	--	3,553	8,879	17,221	(4)	230,235
Executive Vice President	2008	325,598	--	7,036	17,477	63,629		413,740
	2007	304,012	--	--	26,972	100,655		431,639

Larry A. Viano	2009	159,173	--	17,763	13,318	10,083	(5)	200,337
Vice President and	2008	196,674	40,000	35,179	19,070	17,199		308,122
Chief Financial Officer	2007	190,007	--	--	23,908	42,220		256,135

Herbert Oetzlinger	2009	163,953	--	20,780	5,165	207,479	(6)	397,377
Vice President, Sales (Europe)	2008	216,798	--	20,237	10,927	319,629		567,591

________________

(1)
The amount shown is the expense recognized in the Company’s financial statements, without any reduction for risk of forfeiture, for each officer’s outstanding restricted stock and stock options. Assumptions used in determining the fair values of the option awards for are set forth in the “Employee Benefit and Stock Option Plans” footnote of the Company’s financial statements included in this annual report on Form 10-K and on its annual reports on Form 10-K for fiscal 2008 and 2007, which are incorporated herein by reference.

(2)
Represents amounts paid by the Company on behalf of Mr. Thompson in fiscal 2009 as follows: (i) $5,337 for Health, Life and Long Term Disability Insurance and (ii) $263,736 for incremental cost incurred by the Company for the personal use of the corporate aircraft on behalf of Mr. Thompson.

(3)
Represents amounts paid by the Company on behalf of Mr. Murphy in fiscal 2009 as follows: (i) $5,337 for Health, Life and Long Term Disability Insurance, (ii) $620 as a car allowance, (iii) $7,547 for Supplemental Executive Health Benefits paid by the Company on behalf of Mr. Murphy and (iv) $3,870 for personal payroll taxes paid by the Company for Stock Awards to Mr. Murphy.

(4)
Represents amounts paid by the Company on behalf of Mr. Dodkin in fiscal 2009 as follows: (i) $2,450 for Health, Life and Long Term Disability Insurance, (ii) $9,983 as a car allowance, and (iii) $4,788 categorized as miscellaneous.

(5)	Represents amounts paid by the Company on behalf of Mr. Viano in fiscal 2009 as follows: (i) $5,337 for Health, Life and Long Term Disability Insurance and (ii) $4,746 as a car allowance.

(6)
Represents amounts paid by the Company on behalf of Mr. Oetzlinger in fiscal 2009 as follows: (i) $1,661 for Health Insurance, (ii) $17,980 for contribution accruals to Mr. Oetzlinger’s Austrian Pension Agreement, (iii) $18,402 as a car allowance, (iv) $166,225 in accrued commissions and (v) $3,211 categorized as miscellaneous.

Grants of Plan-Based Awards Table

No stock-based awards were granted to any of the Named Executive Officers during the fiscal year ended September 30, 2009.

Outstanding Equity Awards Table

The following table sets forth certain information concerning outstanding equity awards for each Named Executive Officer as of September 30, 2009. No equity awards have been granted to Raymon F. Thompson, the Company’s Chief Executive Officer.

	Option Awards				Stock Awards
							Market
	Number of	Number of					Value of
	Securities	Securities			Number of		Shares or
	Underlying	Underlying			Shares or		Units of
	Unexercised	Unexercised			Units of		Stock
	Options	Options	Options	Options	Stock That		That Have
	(#)	(#)	Exercise	Expiration	Have Not		Not
Name	Exercisable (1)	Unexercisable (1)	Price ($)	Date	Vested (#)		Vested ($) (2)

Larry E. Murphy	100,000	--	10.55	06/03/14
	40,000	--	7.03	09/27/14
	57,000	3,000	7.67	11/01/14
					19,500	(3)	164,775

Timothy C. Dodkin	30,000	--	8.15	09/21/11
	40,000	--	8.73	10/02/11
	40,000	--	3.98	04/15/13
	7,500	2,500	7.90	10/10/15
					1,200	(4)	10,140

Larry A. Viano	4,000	--	7.22	01/06/10
	5,000	--	9.88	02/27/11
	20,000	--	3.98	04/15/13
	11,250	3,750	7.90	10/10/15
					6,000	(4)	50,700

Herbert Oetzlinger	20,000	--	8.69	10/17/10
	10,000	--	9.26	01/29/12
	20,000	--	3.98	04/15/13
	4,000	1,000	7.95	09/30/15
					6,750	(5)	57,038
_______________

(1)	All options vest quarterly over a five-year period from the grant date of the award. All option awards expire ten years from the date of grant.

(2)
The market value was determined by multiplying the number of shares shown in the table by $8.45 which was the closing market price on September 30, 2009, the last trading day of the fiscal year. Vesting is subject to continued employment with the Company.

(3)
The unvested stock awards consist of the following restricted stock awards: 16,000 shares granted on October 19, 2007 of which 4,000 shares vest annually on November 19, 2008 through November 19, 2011 and 10,000 shares granted on May 19, 2008 of which 2,500 shares vest annually on June 19, 2009 through June 19, 2012.

(4)	The unvested awards consist of restricted stock granted on October 19, 2007 which vests in equal tranches on an annual basis on November 19, 2008 through November 19, 2011.

(5)	The unvested awards consist of restricted stock units granted on January 31, 2008 which vest in equal tranches on an annual basis on November 19, 2008 through November 19, 2011.

Option Exercises and Stock Vested Table

The following table sets forth certain information concerning vesting of restricted stock for each Named Executive Officer during the fiscal year ended September 30, 2009. No Named Executive Officers exercised any stock options during the fiscal year ended September 30, 2009. In addition, there are no stock option exercises or restricted stock vesting for Raymon F. Thompson as none of his compensation is stock-based.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Larry E. Murphy	6,500	21,325
Timothy C. Dodkin	400	940
Larry A. Viano	2,000	4,700
Herbert Oetzlinger	2,250	5,288
________________

(1)	The value realized equals the closing price of the Company’s Common Stock on the vesting date, multiplied by the number of shares that vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Other than as described below, there are no contractual arrangements with any Named Executive Officer to pay any amounts to that individual in the event of a change in control of the Company.

Larry E. Murphy. Mr. Murphy’s employment offer obligates the Company to pay him six months of gross salary (excluding bonuses and other compensation) plus a pro rata cash bonus for the year of termination in the event he is terminated, unless the termination is the result of misconduct. Additionally, in August 2009, Mr. Murphy entered into a change in control agreement with us that provides for the payment of severance benefits in the event that his employment is terminated in connection with a change in control. The severance benefits are payable if his employment with us is terminated within two years following a change of control, unless Mr. Murphy is terminated for cause or the termination is the result of Mr. Murphy’s voluntary resignation (which does not include resignations resulting from a material adverse change in responsibilities, status, base salary, authority or location of workplace) or his death or disability.

Mr. Murphy’s severance benefits under the change in control agreement generally consist of a lump sum cash payment equal to two times the sum of his highest annual base salary received in the three previous full fiscal years. He is also entitled to receive coverage for one and one-half years under our health, disability and life insurance programs unless he obtains coverage through another employer. In addition, Mr. Murphy’s change in control agreement provides that all outstanding unvested equity rights held by Mr. Murphy at the time of termination will accelerate and be fully vested at such time and all blackout periods, conditions or restrictions for exercise of any options or disposition of any restricted stock granted to Mr. Murphy shall terminate and all options shall remain exercisable until the expiration of ten years from the grant date (but not longer than the original expiration date) and the restricted stock shall be transferred to Mr. Murphy as soon as reasonably practicable thereafter.

Timothy C. Dodkin. In August 2009, Mr. Dodkin entered into a change in control agreement with us that provides for the payment of severance benefits in the event that his employment is terminated in connection with a change in control. The severance benefits are payable if his employment with us is terminated within two years following a change of control, unless Mr. Dodkin is terminated for cause or the termination is the result of Mr. Dodkin’s voluntary resignation (which does not include resignations resulting from a material adverse change in responsibilities, status, base salary, authority or location of workplace) or his death or disability.

Mr. Dodkin’s severance benefits under the change in control agreement generally consist of a lump sum cash payment equal to two times the sum of his highest annual base salary received in the three previous full fiscal years. He is also entitled to receive coverage for one and one-half years under our health, disability and life insurance programs unless he obtains coverage through another employer. In addition, Mr. Dodkin’s change in control agreement provides that all outstanding unvested equity rights held by Mr. Dodkin at the time of termination will accelerate and be fully vested at such time and all blackout periods, conditions or restrictions for exercise of any options or disposition of any restricted stock granted to Mr. Dodkin shall terminate and all options shall remain exercisable until the expiration of ten years from the grant date (but not longer than the original expiration date) and the restricted stock shall be transferred to Mr. Dodkin as soon as reasonably practicable thereafter.

Larry A. Viano. In August 2009, Mr. Viano entered into a change in control agreement with us that provides for the payment of severance benefits in the event that his employment is terminated in connection with a change in control. The severance benefits are payable if his employment with us is terminated within two years following a change of control, unless Mr. Viano is terminated for cause or the termination is the result of Mr. Viano’s voluntary resignation (which does not include resignations resulting from a material adverse change in responsibilities, status, base salary, authority or location of workplace) or his death or disability.

Mr. Viano’s severance benefits under the change in control agreement generally consist of a lump sum cash payment equal to two times the sum of his highest annual base salary received in the three previous full fiscal years. He is also entitled to receive coverage for one and one-half years under our health, disability and life insurance programs unless he obtains coverage through another employer. In addition, Mr. Viano’s change in control agreement provides that all outstanding unvested equity rights held by Mr. Viano at the time of termination will accelerate and be fully vested at such time and all blackout periods, conditions or restrictions for exercise of any options or disposition of any restricted stock granted to Mr. Viano shall terminate and all options shall remain exercisable until the expiration of ten years from the grant date (but not longer than the original expiration date) and the restricted stock shall be transferred to Mr. Viano as soon as reasonably practicable thereafter.

Herbert Oetzlinger. In August 2009, Mr. Oetzlinger entered into a change in control agreement with us that provides for the payment of severance benefits in the event that his employment is terminated in connection with a change in control. The severance benefits are payable if his employment with us is terminated within two years following a change of control, unless Mr. Oetzlinger is terminated for cause or the termination is the result of Mr. Oetzlinger’s voluntary resignation (which does not include resignations resulting from a material adverse change in responsibilities, status, base salary, authority or location of workplace) or his death or disability.

Mr. Oetzlinger’s severance benefits under the change in control agreement generally consist of a lump sum cash payment equal to two times the sum of his highest annual base salary received in the three previous full fiscal years. He is also entitled to receive coverage for one and one-half years under our health, disability and life insurance programs unless he obtains coverage through another employer. In addition, Mr. Oetzlinger’s change in control agreement provides that all outstanding unvested equity rights held by Mr. Oetzlinger at the time of termination will accelerate and be fully vested at such time and all blackout periods, conditions or restrictions for exercise of any options or disposition of any restricted stock granted to Mr. Oetzlinger shall terminate and all options shall remain exercisable until the expiration of ten years from the grant date (but not longer than the original expiration date) and the restricted stock shall be transferred to Mr. Oetzlinger as soon as reasonably practicable thereafter.

The following table sets forth, the cash consideration and the estimated benefits value that each of Semitool’s executive officers would receive in accordance with the terms of the Control Agreements if such individual’s employment had been terminated without cause or such individual had terminated his or her employment for good reason following the consummation of the Offer in accordance with the terms of the Control Agreement, assuming such event occurred on September 30, 2009:

Name	Lump Sum Severance Salary Payment		Continuation of Insurance Benefits		Total

Larry E. Murphy	$840,000	(1)	$13,932		$853,932
Larry A. Viano	$400,000	(2)	$13,888		$413,888
Timothy C. Dodkin	$795,115	(3)	$3,792	(10)	$798,907
Herbert Oetzlinger	$442,444	(4)	$2,323	(11)	$444,767
Richard C. Hegger	$331,000	(5)	$13,794		$344,794
Klaus H. Pfeifer	$320,000	(6)	$13,675		$333,675
Richard P. Schuster	$314,000	(7)	$13,758		$327,758
Paul M. Siblerud	$284,400	(8)	$13,644		$298,044
James L. Wright	$352,000	(9)	$13,622		$365,622
________________

(1)   Based on a base salary of $420,000, which is the highest base salary for Mr. Murphy in the last three-year period.
(2)   Based on a base salary of $200,000, which is the highest base salary for Mr. Viano in the last three-year period.
(3)   Based on a base salary of $397,557, which is the highest base salary for Mr. Dodkin in the last three-year period.
(4)   Based on a base salary of $221,222, which is the highest base salary for Mr. Oetzlinger in the last three-year period.
(5)   Based on a base salary of $165,500, which is the highest base salary for Mr. Hegger in the last three-year period.
(6)   Based on a base salary of $160,000, which is the highest base salary for Mr. Pfeifer in the last three-year period.
(7)   Based on a base salary of $157,000, which is the highest base salary for Mr. Schuster in the last three-year period.
(8)   Based on a base salary of $142,200, which is the highest base salary for Mr. Siblerud in the last three-year period.
(9)   Based on a base salary of $176,000, which is the highest base salary for Mr. Wright in the last three-year period.
(10) Mr. Dodkin’s insurance benefits are paid in British pounds; the amount shown here is based on the September 30, 2009 exchange rate of $1.60 per £1.00.
(11) Mr. Oetzlinger’s insurance benefits are paid in Euros; the amount shown here is based on the September 30, 2009 exchange rate of $1.46 per €1.00.

In addition to the change in control agreements described above, in the event the tender offer by Applied Materials is successful, our executive officers will receive payment in exchange for their stock-based awards that are outstanding immediately prior to the first acceptance by Applied Materials of any shares of our common stock tendered in the tender offer, or the acceptance time. The merger agreement provides that each unexercised stock option for the Company’s common stock, whether vested or unvested, which is outstanding immediately prior to the acceptance time, including stock options held by our executive officers and directors, will be cancelled and the holders of such options will become eligible to receive a lump sum cash payment equal to $11.00, less the exercise price per share for the option, multiplied by the number of shares of our common stock subject to the unexercised portion of such option immediately prior to the acceptance time, without interest and subject to withholding tax. As of December 1, 2009, Semitool’s executive officers and directors held vested options to purchase an aggregate of 628,300 shares of our common stock, with exercise prices ranging from $3.98 to $15.875 per share and a weighted average exercise price of $7.99 per share, and unvested options to purchase an aggregate of 21,200 shares, with exercise prices ranging from $7.90 to $9.06 per share and a weighted average exercise price of $8.32 per share. In the event a stock option has an exercise price per share equal to or greater than $11.00, the option will be cancelled, without any consideration being payable in respect thereof. Each restricted stock unit issued by the Company and outstanding immediately prior to the acceptance time, including restricted stock units held by our executive officers, to the extent not previously vested and settled in full, will be cancelled and the holders of such restricted stock units will be entitled to receive a lump sum cash payment equal to $11.00 multiplied by the number of shares subject to the unvested and unsettled portion of the restricted stock unit, without interest and subject to any withholding tax. As of December 1, 2009, Semitool’s executive officers held restricted stock units representing 4,500 shares of our common stock, and none of Semitool’s directors held restricted stock units. In addition, each outstanding share that is the subject of a restricted stock award, including those held by our directors and executive officers, immediately prior to the acceptance time will vest in full as of such time and all repurchase rights, risk of forfeiture or other conditions of such restricted stock awards will lapse. The holders of such shares subject to restricted stock awards will be entitled to receive $11.00 per share without interest and subject to any required withholding tax.

COMPENSATION OF DIRECTORS

Upon becoming a member of the Board, non-employee directors receive restricted stock awards for 500 shares of our Common Stock, and thereafter receive on an annual basis restricted stock awards for 500 Shares if re-elected to the Board. Our non-employee directors also receive an $8,000 quarterly fee, but do not receive any additional amounts for Board meetings attended. Members of the Audit Committee (other than the Chairman) receive an additional $1,500 quarterly fee and members of the Compensation Committee receive an additional $500 quarterly fee, respectively, for service on those committees. The Chairman of the Audit Committee receives an additional $2,500 quarterly fee. All non-employee directors are reimbursed for expenses incurred in connection with attending Board and committee meetings. Employee directors of the Company do not receive compensation for their services as directors. Mr. Steven R. Thompson, a non-employee director, did not accept any compensation during fiscal year 2009 for his services as a director and has indicated that he will not accept any compensation for his service as a director during the coming fiscal year.

At the November 18, 2008 quarterly meeting of the Board, a resolution was unanimously adopted to reduce the fees of the directors by 10% until such time as economic conditions permit a reinstatement of such reduction.

The following table sets forth certain information concerning the compensation of the Company’s non-employee directors for the fiscal year ended September 30, 2009:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)

Howard E. Bateman	31,450	2,160	--	--	38,850	72,460
Donald P. Baumann	31,450	2,160	--	--	--	33,610
Daniel J. Eigeman	35,150	2,160	--	--	--	37,310
Charles P. Grenier	35,150	2,160	--	--	--	37,310
Steven C. Stahlberg	38,850	2,160	--	--	--	41,010
________________

(1)
Each non-employee director received $8,000 in quarterly fees for the first quarter of the fiscal year and $7,200 per quarter thereafter.  In addition to the quarterly fees, the following committee fees were paid: Audit Committee chair- $2,500 for the first quarter of the fiscal year and $2,250 per quarter thereafter to Mr. Stahlberg; Audit Committee members- $1,500 for the first quarter of the fiscal year and $1,350 per quarter thereafter to Mr. Eigeman and Mr. Grenier; Compensation Committee members- $500 for the first quarter of the fiscal year and $450 per quarter thereafter to Mr. Bateman and Mr. Baumann.

(2)
Amount shown for fiscal 2009 is the expense recognized in the Company’s financial statements, without any reduction for risk of forfeiture, for each director’s outstanding restricted stock and stock options.

(3)
Included in Other Compensation is an amount paid for consulting services. Mr. Bateman has experience in the semiconductor industry and is paid consulting fees for advice related to the semiconductor industry, which consulting services is unrelated to his role as a director of the Company.

Compensation Committee Interlocks and Insider Participation

Messrs. Bateman and Baumann, both of whom are “independent” under the applicable NASDAQ listing standards, served on the Compensation Committee during fiscal year 2009. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries. There were no interlocks or insider participation between any member of the Board or the Compensation Committee and any member of the board of directors or compensation committee of another company.

Compensation Committee Report

The Compensation Committee reviewed and discussed the “Compensation Discussion and Analysis” contained in this annual report on Form 10-K with the Company’s management. Based on our review and discussions, the Compensation Committee has recommended to the Company’s Board that the “Compensation Discussion and Analysis” be included in this annual report on Form 10-K for the fiscal year ended September 30, 2009.

Submitted by the Compensation Committee
of the Board of Directors

Howard E. Bateman, Chairman
 Donald P. Baumann

Incorporation by Reference

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate future filings, including this annual report on Form 10-K, the report of the compensation committee that appears herein shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Exchange Act or incorporated by reference in any document so filed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of December 1, 2009 for (i) each person who is known by the Company to beneficially own more than 5% of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the “Named Executive Officers” (as defined above under “Executive Compensation”) and (iv) all directors and executive officers as a group. The address of each of the persons in this table not otherwise provided is c/o Semitool, Inc., 655 West Reserve Drive, Kalispell, Montana 59901.

Name and Address of Beneficial Owner (1)	Number of Shares Owned (#) (2)	Right to Acquire (#) (3)	Total (#)	Percent of Class (1)

Raymon F. and Ladiene A. Thompson (4)	9,845,918	--	9,845,918	30.0%
Howard E. Bateman	13,500	16,000	29,500	*
Donald P. Baumann	1,500	9,000	10,500	*
Daniel J. Eigeman	15,300	14,000	29,300	*
Charles P. Grenier	3,500	9,000	12,500	*
Steven C. Stahlberg	1,650	7,000	8,650	*
Steven R. Thompson (5)	7,000	--	7,000	*
Larry E. Murphy	48,313	200,000	248,313	*
Timothy C. Dodkin	17,455	118,500	135,955	*
Larry A. Viano	13,650	41,750	55,400	*
Herbert Oetzlinger	3,250	54,250	57,500	*
All directors and executive officers as a group (16 persons)	10,025,602	631,725	10,657,327	32.4%

Artis Capital Management, L.P. (6)	2,920,000	--	2,920,000	8.9%
One Market Plaza, Spear Street Tower, Suite 1700
San Francisco, CA 94105
Royce & Associates, LLC (7)	3,279,635	--	3,279,635	10.0%
1414 Avenue of the Americas,
New York, NY 10019
Wells Fargo & Company (8)	2,951,318	--	2,951,318	9.0%
420 Montgomery Street
San Francisco, CA 94104
T. Rowe Price Associates, Inc. (9)	1,826,600	--	1,826,600	5.6%
100 E. Pratt Street
Baltimore, MD 21202
________________

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 1, 2009 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Excludes shares that may be acquired through the exercise of outstanding options.

(3)	Represents shares that an individual has a right to acquire within 60 days of December 1, 2009.

(4)	Includes 160,000 shares held in the name of the Floyd Foundation Trust, of which Mr. R. Thompson is the trustee.

(5)	Mr. S. Thompson is the custodian for 7,000 shares of stock held in the name of four minor children.

(6)
Based on a Schedule 13-G/A filed with the SEC on February 17, 2009, Artis Capital Management, L.P., a California corporation, has shared voting power and shared dispositive power with respect to 2,920,000 shares of the Company’s Common Stock.

(7)
Based on a Schedule 13-G/A filed with the SEC on January 30, 2009, Royce & Associates, LLC, a New York corporation, has sole voting power and sole dispositive power with respect to 3,279,635 shares of the Company’s Common Stock.

(8)
Based on a Schedule 13-G/A filed with the SEC on January 22, 2009. The Schedule 13G was filed by Wells Fargo & Company on its own behalf and on behalf of certain of its subsidiaries identified therein, including Wells Fargo Bank, N.A., Wells Fargo Investments, LLC and A.G. Edwards and Sons, LLC.  Aggregate beneficial ownership reported by Wells Fargo & Company in the Schedule 13-G/A is on a consolidated basis and includes any beneficial ownership separately reported therein by subsidiaries of Wells Fargo & Company. Wells Fargo & Company, a Delaware corporation, on such a consolidated basis had aggregate beneficial ownership with respect to 2,951,318 shares of the Company’s Common Stock. Wells Fargo Bank, N.A., individually had sole dispositive power of 2,009,756 shares of the Company's Common Stock and sole voting power with respect to 88,570 share of the Company's Common Stock.

(9)
Based on a Schedule 13-G/A filed with the SEC on February 11, 2009, T. Rowe Price Associates, Inc., a Maryland corporation, has sole voting and sole dispositive power with respect to 1,826,600 shares of the Company’s Common Stock.

Changes in Control

We have entered into a merger agreement with Applied Materials, Inc., pursuant to which the Company would merge with a wholly-owned subsidiary of Applied Materials following a tender offer and merger.  The tender offer is described in our Current Report on Form 8-K filed with the SEC on November 17, 2009, in the Schedule TO filed by Applied Materials with the SEC as of November 19, 2009, as subsequently amended, and the exhibits incorporated therein, and in our Schedule 14D-9 filed with the SEC as of November 19, 2009, as subsequently amended, and the exhibits incorporated therein. The Schedule 14D-9 and the Schedule TO have been made available to our shareholders by mail and are otherwise available on request from our offices or Applied Materials.

If the tender offer is consummated as described in the merger agreement and the related filings made with the SEC, a change in control of the Company will occur as described therein. The persons acquiring control, the amount of consideration used by those persons, the basis of control, the percentage of voting securities of the registrant to be acquired by the persons acquiring control, and the identity of the persons from whom control would be assumed are described in the Schedule TO and Schedule 14D-9 referred to above. The source of funds used for the acquisition of control is the cash reserves of Applied Materials.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2009:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plans

Equity compensation plans approved by shareholders	1,292,781	$8.14	3,207,730

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships And Related Transactions

In accordance with our Audit Committee Charter, our Audit Committee is responsible for reviewing all related party transactions for potential conflicts of interest on an ongoing basis and approving all such transactions (if such transactions are not approved by another independent body of the Board). The following were reportable transactions and relationships that occurred or were entered into since the beginning of fiscal year 2009 between the Company and certain affiliated parties:

During the fiscal year ended September 30, 2009, the Company leased three airplanes and an aircraft hangar from limited liability companies wholly-owned by our Chairman and Chief Executive Officer, Mr. Thompson. Under these lease agreements, the Company made rental payments aggregating $1.9 million during the fiscal year ended September 30, 2009. Mr. Thompson has access to the aircraft for personal use and any such use of the aircraft by Mr. Thompson is shown as additional compensation to him in the Summary Compensation Table based on the incremental cost to the Company for such use. For the fiscal year ended September 30, 2009, the additional compensation to Mr. Thompson for such use was $263,736 (See “Summary Compensation Table”). The Company and Mr. Thompson terminated one of the aircraft lease agreements in July 2009 and amended the two remaining aircraft lease agreements to lower the amount of monthly rent payable by the Company under those agreements.

The Company’s current lease payments aggregate to $34,100 per month.  The lease terms are month-to-month.  The lease amounts were reduced in response to market conditions affecting the Company’s need for the aircraft.  The amended rates are below-market for the aircraft leased and, consequently, are on terms more favorable to the Company than could have been obtained from an unaffiliated party.  Because the term of the leases are month-to-month, it is not expected that the Company will be able to be continue leasing the aircraft at those below-market rates as economic conditions improve.

Board Independence

The Board of Directors has affirmatively determined that all of the directors are independent under Rule 5065(a)(2) of the Marketplace Rules of NASDAQ except for Messrs. R. Thompson and Dodkin, who are executive officers of the Company and, consequently, not considered “independent”, and Mr. S. Thompson, who is the son of Mr. R. Thompson.  All members of the Audit and Compensation Committees are independent pursuant to NASDAQ listing standards and the SEC rules.

Item 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees billed by Grant Thornton LLP for professional services rendered for the fiscal years ended September 30, 2009 and 2008.

	Fiscal 2009	Fiscal 2008

Audit Fees (1)	$740,618	$853,824
Audit-Related Fees (2)	20,321	--
Tax Fees (3)	96,124	63,365
All Other Fees (4)	--	--

Total	$857,063	$917,189
________________

(1)
Audit Fees consist of fees billed for professional services rendered for the integrated audit of the Company’s consolidated annual financial statements and of its internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  In fiscal 2009, Audit-Related fees consisted primarily of fees incurred for due diligence related to the Applied Materials acquisition.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairperson when it is necessary to expedite services. The independent registered public accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date.  The independent registered public accountants performed statutory audits under the de minimus exception established by the SEC in fiscal 2009 and fiscal 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

The financial statements and reports of the independent registered public accounting firms listed below are set forth under Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets
at September 30, 2009 and September 30, 2008

Consolidated Statements of Operations
for the Years Ended September 30, 2009, September 30, 2008 and September 30, 2007

Consolidated Statements of Changes in Shareholders’ Equity
for the Years Ended September 30, 2009, September 30, 2008 and September 30, 2007

Consolidated Statements of Cash Flows
for the Years Ended September 30, 2009, September 30, 2008 and September 30, 2007

Consolidated Statements of Comprehensive Income (Loss)
for the Years Ended September 30, 2009, September 30, 2008 and September 30, 2007

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits:

(a)      The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of November 16, 2009 by and among Semitool, Inc., Applied Materials, Inc., and Jupiter Acquisition Sub, Inc. (21)
2.2	Form of Tender and Support Agreement (22)
3.1	Restated Articles of Incorporation of the Company (1)
3.8	Amendment to the Restated Articles of Incorporation of the Company (2)
3.9	Correction to the Amendment of the Restated Articles of Incorporation of the Company (2)
3.2 (ii)	Amended Bylaws of Semitool, Inc. (3)
10.1	Semitool, Inc. 2004 Stock Option Plan (3) *
10.12	Agreement between the Company and the Semitool European Companies (1)
10.13	Change in Control Severance Agreement between Larry Viano and the Company dated August 10, 2009 (19)
10.14	Change in Control Severance Agreement between Larry Murphy and the Company dated August 10, 2009 (19)
10.15	Change in Control Severance Agreement between Timothy C. Dodkin and the Company dated August 10, 2009 (19)
10.16	Change in Control Severance Agreement between Herbert Oetzlinger and the Company dated August 10, 2009 (19)
10.17	Change in Control Severance Agreement dated August 10, 2009 (19)
10.2/10.3	Aircraft lease agreement, dated January 15, 2004, as amended by Amendment No 1, dated March 31, 2004, between the Company and EAGLE I LLC (3)
10.21	Amendment No. 4 to Aircraft Lease between Eagle I, LLC and the Company dated August 28, 2009 (20)
10.22	Amendment No. 2 to Aircraft Lease between Eagle II, LLC and the Company dated August 28, 2009 (20)
10.23	Termination to Aircraft Lease between Eagle III, LLC and the Company dated August 28, 2009 (20)
10.4	Aircraft lease agreement, dated March 31, 2004, between the Company and EAGLE II LLC (3)
10.41	Employment Agreement between Larry A. Viano and the Company dated June 1, 2003 (4) *
10.42	Employment Agreement between Timothy C. Dodkin and the Company dated June 30, 2003 (4) *
10.43	Employment Agreement between Larry Murphy and the Company dated April 20, 2004 (5) *
10.44	Aircraft lease agreement, dated August 22, 2004, between the Company and EAGLE III LLC (6)
10.45	Credit Agreement, dated as of November 1, 2004, between the Company and Wells Fargo HSBC Trade Bank, N.A. (6)
10.46	Loan Agreement, dated May 17, 2005, between Raiffeisenbank Hallein and Semitool Austria, GmbH (7)
10.47	First Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company dated December 6, 2005 (8)
10.48	Executive Bonus Plan for Larry E. Murphy, President and Chief Operating Officer dated October 1, 2005 (9)
10.49	Loan Agreement, dated August 21, 2008, between Raiffeisenbank Hallein and Semitool Austria, GmbH

10.5	Supplemental Executive Health Plan dated February 15, 2006 (10)
10.6	Guaranty and Suretyship agreement dated August 15, 2006 (11)
10.7	Loan Agreement, dated August 15, 2006, between Sovereign Bank, Lehigh County Industrial Development Authority and Rhetech, Inc. (12)
10.8	Term Loan Agreement between First Interstate Bank and the Company dated December 29, 2006 (13)
10.9	Semitool 2007 Stock Incentive Plan (14)
10.91	Semitool 2007 Non-Qualified Stock Option Award Agreement (14)
10.92	Semitool 2007 Stock Option Award Agreement (14)
10.93	Semitool 2007 Restricted Stock Bonus Award Agreement (Non-Employee Directors) (14)
10.94	Semitool 2007 Restricted Stock Bonus Award Agreement (14)
10.95	Amendment No. 3, dated June 5, 2007, to Aircraft Lease Agreement, dated January 15, 2004, between Eagle I, LLC and Semitool, Inc. (15)
10.96	Second Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company dated September 1, 2007 (16)
10.97	Semitool 2007 Restricted Stock Unit Award Agreement (17)
10.98	Third Amendment to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and the Company dated February 4, 2008 (18)
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

(1)	Incorporated herein by reference to the identically numbered exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-87548), which became effective on February 2, 1995.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2000.

(3)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2004.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2003.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2004.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2004.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report June 30, 2005.

(8)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report December 6, 2005.

(9)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, date of report October 1, 2005.

(10)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report February 15, 2006.

(11)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report August 15, 2006.

(12)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2006.

(13)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report December 29, 2006.

(14)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2007.

(15)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report June 5, 2007.

(16)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K, date of report September 30, 2007.

(17)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q, date of report December 31, 2007.

(18)	Incorporated herein by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q, date of report March 31, 2008.

(19)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report August 10, 2009.

(20)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Report on Form 8-K, date of report August 28, 2009.

(21)	Incorporated herein by reference to Exhibit (d)(1) to the Schedule TO of Applied Materials, Inc. and Jupiter Acquisition Sub, Inc. filed on November 19, 2009.

(22)	Incorporated herein by reference to Exhibit (d)(1) to the Schedule TO of Applied Materials, Inc. and Jupiter Acquisition Sub, Inc. filed on November 19, 2009.

*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: December 14, 2009	SEMITOOL, INC.

	By:	/s/Raymon F. Thompson
Raymon F. Thompson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Raymon F. Thompson
Raymon F. Thompson	Chairman of the Board and	December 14, 2009
Chief Executive Officer
(Principal Executive Officer)

/s/Larry A. Viano
Larry A. Viano	Vice President, Chief Financial Officer	December 14, 2009
and Treasurer
(Principal Accounting Officer, Principal Financial Officer)

/s/Howard E. Bateman
Howard E. Bateman	Director	December 14, 2009

/s/Donald P. Baumann
Donald P. Baumann	Director	December 14, 2009

/s/Timothy C. Dodkin
Timothy C. Dodkin	Director and Executive Vice President	December 14, 2009

/s/Daniel J. Eigeman
Daniel J. Eigeman	Director	December 14, 2009

/s/Charles P. Grenier
Charles P. Grenier	Director	December 14, 2009

/s/Steven C. Stahlberg
Steven C. Stahlberg	Director	December 14, 2009

/s/Steven R. Thompson
Steven R. Thompson	Director	December 14, 2009

SEMITOOL, INC.
SCHEDULE II ---- VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2009, 2008 and 2007
(Amounts in Thousands)

		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

Year ended September 30, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$259	$--	$--	$--	$259
Inventory allowance	4,070	4,521	--	4,537	4,054

Year ended September 30, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	259	--	--	--	259
Inventory allowance	3,297	2,330	--	1,557	4,070

Year ended September 30, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	269	--	--	10	259
Inventory allowance	2,850	3,662	--	3,215	3,297